Form 10-Q
period 2015-03-31
SolarEdge Technologies Inc
filed 2015-05-08
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-36894

SOLAREDGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5338862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 HaMada Street Herziliya Pituach 4673335, Israel (Address of principal executive offices, zip code)
972 (9) 957-6620
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,137,979 shares of Common Stock, par value $0.0001 per share, outstanding at May 7, 2015.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	June 30,
	2015	2014
	Unaudited
ASSETS

Cash and cash equivalents	$135,204	$9,754
Restricted cash	3,575	1,602
Trade receivables, net	45,093	19,267
Prepaid expenses and other accounts receivable	25,312	13,151
Inventories	64,522	25,499

Total current assets	273,706	69,273

PROPERTY AND EQUIPMENT, NET	11,903	5,351

LONG-TERM LEASE DEPOSIT AND PREPAID EXPENSES	380	367

LONG-TERM DEFERRED CHARGES	-	7

Total assets	$285,989	$74,998

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	June 30,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short term bank loan	$-	$13,326
Current maturities of term loan	-	3,474
Trade payables	36,233	36,815
Employees and payroll accruals	6,017	5,210
Warranty obligations	7,661	5,496
Deferred revenues	1,098	1,729
Accrued expenses and other accounts payable	52,428	6,893

Total current liabilities	103,437	72,943

LONG-TERM LIABILITIES
Warranty obligations	20,238	12,685
Deferred revenues	6,995	4,252
Warrants to purchase common stock	2,830	765
Term loan	-	3,444
Lease incentive obligation	1,959	-

Total long-term liabilities	32,022	21,146

COMMITMENTS AND CONTINGENT LIABILITIES

Convertible Preferred Series A, B, C, D, D-1, D-2 and D-3 stock of $0.0001 par value - authorized: 95,000,000 and 80,772,775 shares as of March 31, 2015 (unaudited) and June 30, 2014, respectively; issued and outstanding: 0 and 75,422,773 shares as of March 31, 2015 (unaudited) and June 30, 2014, respectively. Aggregate liquidation preferences of $0 and $134,656 as of March 31, 2015 (unaudited) and June 2014, respectively.	-	116,203

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 and 34,939,461 shares as of March 31, 2015 (unaudited) and June 30, 2014, respectively; issued and outstanding: 39,128,071 and 2,809,950 shares as of March 31, 2015 (unaudited) and June 30, 2014, respectively.	4	* -
Additional paid-in capital	280,040	5,878
Accumulated other comprehensive loss	(263)	(61)
Accumulated deficit	(129,251)	(141,111)

Total stockholders’ equity (deficiency)	150,530	(135,294)

Total liabilities and stockholders’ equity (deficiency)	$285,989	$74,998

* Represents an amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	Unaudited

Revenues	$86,399	$30,560	$226,658	$88,644
Cost of revenues	62,698	24,331	173,146	75,397

Gross profit	23,701	6,229	53,512	13,247

Operating expenses:

Research and development, net	5,490	4,864	15,317	13,686
Sales and marketing	6,422	4,592	17,541	12,372
General and administrative	1,990	1,318	4,270	3,120

Total operating expenses	13,902	10,774	37,128	29,178

Operating income (loss)	9,799	(4,545)	16,384	(15,931)

Financial expenses, net	3,436	626	3,378	2,317

Income (loss) before taxes on income	6,363	(5,171)	13,006	(18,248)

Taxes on income	398	67	1,146	88

Net income (loss)	$5,965	$(5,238)	$11,860	$(18,336)

Net basic earnings (loss) per share of common stock	$0.01	$(1.87)	$0.02	$(6.56)
Net diluted earnings (loss) per share of common stock	$0.01	$(1.87)	$0.01	$(6.56)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	2,822,893	2,806,044	2,817,090	2,795,397
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	7,099,046	2,806,044	5,534,903	2,795,397

Other comprehensive income (loss)
Change in comprehensive income (loss) related to foreign currency translation adjustments	(102)	(38)	(202)	(6)

Total comprehensive income (loss)	$5,863	$(5,276)	$11,658	$(18,342)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended March 31,
	2015	2014
	Unaudited
Cash flows used in operating activities:
Net income (loss)	$11,860	$(18,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,647	1,451
Stock-based compensation related to employee and non-employee consultants stock options	1,750	791
Interest expenses related to Bank Loan	-	36
Financial expenses (income), net related to term loan	(992)	506
Remeasurement of warrants to purchase preferred and common stock	2,065	(45)

Changes in assets and liabilities:
Inventories	(39,071)	(10,406)
Prepaid expenses and other accounts receivable	(12,198)	(3,910)
Trade receivables, net	(25,993)	(4,102)
Trade payables	(1,264)	14,270
Employees and payroll accruals	883	1,059
Warranty obligations	9,718	6,743
Deferred revenues	2,116	(715)
Accrued expenses and other accounts payable	43,601	(229)
Lease incentive obligation	2,243	-

Net cash used in operating activities	(3,635)	(12,887)

Cash flows used in investing activities:
Purchase of property and equipment	(8,254)	(2,263)
Increase in restricted cash	(1,973)	(18)
Decrease (increase) in long-term deposits	(24)	26

Net cash used in investing activities	(10,251)	(2,255)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands

	Nine months ended March 31,
	2015	2014
	Unaudited
Cash flows from financing activities:
Proceeds from short-term bank loans	23,000	16,361
Repayments of short-term bank loans	(36,326)	(9,019)
Payments of term loan	(5,919)	(1,616)
Proceeds from issuance of Series D-2 Convertible Preferred stock, net	-	669
Proceeds from issuance of Series E Convertible Preferred stock, net	24,712	-
Proceeds from initial public offering, net	133,944	-
Receipt on account of shares	-	7,115
Proceeds from exercise of employee stock options	46	51

Net cash provided by financing activities	139,457	13,561

Increase (decrease) in cash and cash equivalents	125,571	(1,581)
Cash and cash equivalents at the beginning of the period	9,754	13,142
Erosion due to exchange rate differences	(121)	(89)

Cash and cash equivalents at the end of the period	$135,204	$11,472

Supplemental disclosure of non-cash financing activities:
Issuance expenses not paid in cash	$2,489	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution that maximizes power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers which maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) and (iii) a related cloud based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners, as applicable, to monitor and manage the solar PV systems. The Company operates its business itself and through its wholly-owned subsidiaries: SolarEdge Technologies Ltd. in Israel; SolarEdge Technologies GmbH in Germany; SolarEdge Technologies (China) Co., Ltd in China; SolarEdge Technologies (Australia) PTY Ltd. in Australia; SolarEdge Technologies (Canada) Ltd. in Canada; SolarEdge Technologies (Holland) B.V. in the Netherlands; SolarEdge Technologies (UK) Ltd in United Kingdom; SolarEdge Technologies (Japan) Co., Ltd. in Japan and SolarEdge Technologies (France) in France (collectively, the “subsidiaries”). Except for SolarEdge Technologies Ltd in Israel, which carries out the research and development, management of manufacturing, global sales and support and management activities, the other subsidiaries are engaged solely in selling, marketing and support activities.  The Company was incorporated in Delaware in August 2006 and began commercial sale of its products in January 2010.

b.	Initial Public Offering:

On March 31, 2015, the Company closed its initial public offering (“IPO”) whereby 8,050,000 shares of common stock were sold by the Company to the public (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by the Company from the offering were approximately $131,455, net of underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 28,247,923 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock.

c.	The significant accounting policies applied in the Company’s audited annual consolidated financial statements as of June 30, 2014 are applied consistently in these financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

d.	Basis of Presentation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2014 consolidated financial statements and notes thereto included in the prospectus filed with the SEC on March 26, 2015 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended June 30, 2014 included in the Prospectus.

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

Two vendors collectively account for 39% (unaudited) and 59% of the Company’s total trade payables as of March 31, 2015 (unaudited) and June 30, 2014 respectively.

f.	Derivative financial instruments:

The Company accounts for derivatives and hedging based on ASC 815 (“Derivatives and Hedging”). ASC 815 requires the Company to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

The Company entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flows hedges, as defined by ASC 815, and therefore all gains and losses were recorded immediately in the statement of operations, as financial expenses, net.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

As of March 31, 2015, the Company recorded the fair value of derivative instruments in the amount of $314 in accrued expenses and other accounts payable.

As of June 30, 2014, the Company recorded the fair value of derivative instruments in the amount of $213 in prepaid expenses and other accounts receivable.

NOTE 2:-	INVENTORIES

	March 31, 2015	June 30, 2014
	Unaudited

Raw materials	$16,413	$7,750
Finished goods	48,109	17,749

	$64,522	$25,499

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the three and nine months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014

Balance, at beginning of period	$24,296	$15,613	$18,181	$10,378
Additions and adjustments to cost of revenues	4,988	2,274	13,456	9,539
Usage and current warranty expenses	(1,385)	(766)	(3,738)	(2,796)

Balance, at end of period	27,899	17,121	27,899	17,121
Less current portion	7,661	5,284	7,661	5,284

Long term portion	$20,238	$11,837	$20,238	$11,837

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

On December 28, 2012 (the “Agreement Date”), the Company entered into a loan facility agreement (the “Loan Agreement”) with a lender (the “Lender”), pursuant to which the Lender agreed to loan the Company up to $10,000. On the Agreement Date, the Company received a total of $10,000, less a $100 loan transaction fee paid to the Lender (the “Loan”). The Loan is for a period of 42 months and bears annual interest of 11.90%, which is to be paid monthly. The principal of the loan is to be paid in 33 monthly payments, beginning in September 2013, except for the last loan payment which was paid in advance on the Agreement Date. Repayment of the Loan and payment of all other amounts owed to the Lender is paid in Euro.

On January 26, 2015, the Company fully settled the amount borrowed from Lender under this Loan.

In connection with the Loan Agreement, the Company granted the Lender 563,014 warrants to purchase Series D-1 convertible preferred stock at an exercise price of $2.309 (the “Warrants”). Upon the closing of the IPO, the outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock. The Warrants are exercisable in whole or in part prior to earliest of (i) 12 months after a qualified initial public offering or (ii) immediately prior to the consumption of a merger or sale of all or substantially all of the Company’s assets (“M&A Transaction”, and together with a qualified initial public offering, an “Exit Event”).

If (i) the Lender exercises all Warrants in full upon or after an Exit Event, and (ii) the intrinsic value of the Warrants upon such exercise is lower than $750, the Company shall pay to the Lender, in addition to any other amounts due to the Lender under the Loan Agreement, an amount equal to the difference between $750 and the Warrants’ intrinsic value.

On the Agreement Date, the Company recorded its freestanding Warrants to purchase its convertible preferred stock in the amount of $778 as a liability at their fair value upon issuance, by utilizing an option pricing method. The fair value of the Warrants is subject to remeasurement at each balance sheet date with any change in value being reflected as financial expenses, net. As of March 31, 2015 (unaudited) and June 30, 2014, the Warrants liability has been measured at fair value in the amount of $2,830 (unaudited) and $765, respectively.

Upon exercise or expiration, the Warrants will be reclassified to stockholders’ equity (deficiency), at which time the Warrant liability will no longer be subject to fair value accounting.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK (Cont.)

The following assumptions were used to estimate the value of the warrants to purchase convertible preferred stock and common stock:

	March 31, 2015	June 30, 2014
	Unaudited

Expected volatility	58%	45%
Risk-free rate	0.26%	0.09%
Dividend yield	0%	0%
Expected term (in years)	1.00	1.21

The warrants to purchase common stock are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized as a component of financial expenses, net, on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the exercise or expiration of the warrants.

The fair value of warrants to purchase common stock as of March 31, 2015 was determined using the Black-Scholes-Merton option-pricing model.

The expected terms of the warrants were based on the remaining contractual expiration period. The expected share price volatility for the shares was determined by examining the historical volatilities of a group of the Company's industry peers as there is no sufficient trading history of the Company's shares. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption was zero as there is no history of dividend payments.

NOTE 5:-	REVOLVING CREDIT LINE

In June 2011, the Company entered into an agreement for a revolving line of credit from a Bank Lender (the "Bank Lender"), which, as amended to date, permits aggregate borrowings of up to $20 million in an amount not to exceed 80% of the eligible trade receivables plus 65% of inventories in transit to customers and bears interest, payable monthly, at the Bank Lender’s prime rate plus a margin of 0.75% to 2.75%. The average interest rate on the Company’s outstanding borrowings as of June 30, 2014 was 4.9%.

As of June 30, 2014 and March 31, 2015 (unaudited), the Company met all its Bank Lender covenants.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	REVOLVING CREDIT LINE (Cont.)

On February 17, 2015, the Company amended and restated the agreement with the Bank Lender for a revolving line of credit, which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at the Bank Lender’s prime rate plus a margin of 0.5% to 2.0%. The amended and restated revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016.

In connection with the amended and restated revolving line of credit, the Company granted the Bank Lender security interests in substantially all of the Company’s assets, including a first-priority security interest in the Company’s trade receivables, cash and cash equivalents. Financial covenants contained in the agreement require the Company to maintain EBITDA and liquidity at specified levels.

Specifically, the Company is required to maintain negative Adjusted EBITDA (defined in accordance with U.S. GAAP as (a) net income, plus (b) the extent deducted in the calculation of net income, interest, taxes, depreciation and amortization, plus (c) to the extent deducted in the calculation of net income, non-cash stock-based compensation) of no greater than ($1,500) as of March 31, 2015, and positive Adjusted EBITDA of at least (i) $1,500 as of June 30, 2015, (ii) $3,500 as of September 30, 2015 and December 31, 2015, (iii) $1,500 as of March 31, 2016 and (iv) $3,500 for the fiscal year ended June 30, 2016 and for each calendar quarter thereafter.

The Company is required to maintain liquidity (defined as unrestricted and unencumbered cash, plus availability under the amended and restated revolving line of credit) of $6,750.

The amended and restated revolving line of credit also contains covenants that restrict the Company’s ability to dispose of assets, engage in business combinations (or permit a subsidiary to engage in business combinations), grant liens, borrow money, or pay dividends.

NOTE 6:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the nine months ended March 31, 2015.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	FAIR VALUE MEASUREMENTS (Cont.)

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2-	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3-	Unobservable inputs which are supported by little or no market activity.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2015 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	March 31, 2015 (unaudited)	Level 1	Level 2	Level 3

Derivative instruments liability	$314	-	$314	-
Warrants to purchase Common Stock liability	$2,830	-	-	$2,830

NOTE 7:-	LEASE INCENTIVE OBLIGATION

The Company has a new operating lease agreement for a building in Hertzilia, Israel. In connection with this lease, the Company and its third party lessor (the "Lessor"), agreed that the Lessor would pay approximately $2,897 for certain leasehold improvements on behalf of the Company.

As of March 31, 2015 the Company received in cash $2,313 from the Lessor. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next ten years, with the last ending in December 2024.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises that are in effect as of March 31, 2015 (unaudited), are as follows:

Year ended June 30,	(Unaudited)

2015	525
2016	2,041
2017	2,027
2018	2,020
2019 and thereafter	10,150

16,763

Rent expenses for the three months ended March 31, 2015 and 2014 were approximately $626 and $316, respectively.

Rent expenses for the nine months ended March 31, 2015 and 2014 were approximately $1,222 and $890, respectively.

b.	Guarantees:

As of March 31, 2015 (unaudited), contingent liabilities exist regarding guarantees in the amount of $769, $50 and $81 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

c.	Royalty and Governmental commitments:

As of March 31, 2015 (unaudited), the aggregate contingent liability to the Binational Industrial Research and Development Foundation (BIRD-F) amounted to approximately $1,123 (unaudited) which would be payable by the Company if it ever did generate revenues from products developed with funds provided by the BIRD-F.

As of March 31, 2015 (unaudited), the aggregate contingent liability to the Office of the Chief Scientist (the OCS) amounted to $729 (unaudited).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

d.	Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers and suppliers, which cannot be canceled without penalty. The Company utilizes third parties to manufacture its products. In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of March 31, 2015 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $73,480 (unaudited) out of which the Company already recorded a provision for loss in the amount of $1,084 (unaudited).

e.	Legal claims:

From time to time, the Company may be involved in various claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. These accruals are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

NOTE 9:-	STOCK CAPITAL

a.
On March 23, 2015, the Company's board of directors and the requisite holders of the Company's capital stock consented to a 1-for-3 reverse stock split of the Company's common stock. As a result of the reverse stock split, (i) every Three shares of authorized, issued and outstanding common stock was decreased to one share of authorized, issued and outstanding common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-3 basis, (iii) all share prices and exercise prices were proportionately increased. All common stock numbers, common stock prices, and exercise prices have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

b.	Convertible Preferred Stock:

In September 2014, the Company entered into a stock purchase agreement with new investors, pursuant to which the Company issued 9,321,021 shares of the Company's Series E Convertible Preferred stock for cash consideration of $25,000, which was received by the end of October 2014.

Prior to the consummation of the Company’s IPO on March 31, 2015, the Company had the following convertible preferred stock outstanding, all of which was converted to common stock in connection with the IPO on March 31, 2015 (see Note 1) which resulted in classification of convertible preferred stock temporary equity in the amount of $140,915 into stockholders’ equity:

	Shares Outstanding	Number of Shares of Common Stock issued upon conversion

Series A Preferred stock	15,558,830	5,186,276
Series B Preferred stock	18,760,196	6,253,398
Series C Preferred stock	15,984,655	5,328,217
Series D Preferred stock	16,024,251	5,341,416
Series D-1 Preferred stock	2,165,441	721,813
Series D-2 Preferred stock	2,598,528	866,175
Series D-3 Preferred stock	4,330,872	1,443,623
Series E Preferred stock	9,321,019	3,107,005
	84,743,792	28,247,923

c.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014
	Unaudited		Unaudited
Stock of $0.001 par value:
Common stock	125,000,000	34,939,461	39,128,071	2,809,950

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

d.	Stock option plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. As of June 30, 2014 a total of 5,234,212 options reserved for issuance under the 2007 plan. On March 31, 2015, once the Company completed its IPO, the 2007 Plan has been terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. As of March 31, 2015 (unaudited), a total of 1,822,484 (unaudited) options reserved for issuance under the 2015 Plan. The Share Reserve will automatically increase on January 1 of each year during the term of the 2015 Plan commencing on January 1 of the year following the year in which the 2015 Plan becomes effective in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; provided, however, that the board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31. The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000.

As of June 30, 2014, an aggregate of 69,483 options were available for future grant under the 2007 Plan.

As of March 31, 2015 (unaudited), an aggregate of 1,822,484 (unaudited) options are still available for future grant under the 2015 Plan.

In addition, the Company adopted an Employee Stock Purchase Plan effective upon the consummation of the IPO. As of March 31, 2015 (unaudited), a total of 487,643 (unaudited) shares reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the Company's Employee Stock Purchase Plan will increase automatically on January 1 of each year, for ten years, by the lesser of 1% of the total number of shares of the company's common stock outstanding on December 31 of the preceding calendar year or 487,643 shares. However, the board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

A summary of the activity in the share options granted to employees and members of the board of directors for the nine months ended March 31, 2015 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of July 1, 2014	4,007,116	$2.13	6.82	$6,384
Granted	2,116,123	5.05
Exercised	(20,198)	2.25
Forfeited or expired	(43,261)	3.30
Outstanding as of March 31, 2015 (unaudited)	6,059,780	$3.14	7.31	$113,884

Vested and expected to vest as of March 31, 2015 (unaudited)	5,740,735	$3.08	7.21	$108,234

Exercisable as of March 31, 2015 (unaudited)	3,323,010	$2.06	5.78	$66,028

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the nine months ended March 31, 2015 (unaudited) was $397 (unaudited).

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended March 31, 2015 (unaudited) was $7.11 (unaudited).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

The options outstanding as of March 31, 2015 (unaudited) have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	March 31,	contractual	March 31,	contractual
price	2015	Life in years	2015	Life in years

$0.87	490,165	3.39	490,165	3.39
$1.50 - $1.68	772,987	4.30	772,987	4.30
$2.01 - $2.46	2,085,549	6.55	1,711,477	6.47
$3.03 - $3.96	676,603	8.79	205,257	8.67
$5.01 - $5.04	2,001,148	9.67	143,124	9.64
$9.36	33,328	9.84	-	-

	6,059,780	7.31	3,323,010	5.78

e.	Options issued to non-employee consultants:

The Company has granted options to purchase common shares to non-employee consultants as of March 31, 2015 as follows:

	Options
	outstanding		Exercisable
	as of		as of
Issuance	March 31,	Exercise	March 31,	Exercisable
Date	2015	price	2015	Through

July 31, 2008	33,333	0.87	33,333	July 31, 2018
January 26, 2011	5,000	2.01	5,000	January 26, 2021
January 26, 2012	33,333	2.46	33,333	January 26, 2022
October 24, 2012	6,666	2.46	4,166	October 24, 2022
January 23, 2013	6,250	3.03	4,861	January 23, 2023
January 27, 2014	4,998	3.51	1,361	January 27, 2024
May 1, 2014	6,000	3.51	1,667	May 1, 2024
September 17, 2014	20,343	3.96	1,631	September 17, 2024
October 29, 2014	6,668	5.01	556	October 29, 2024

	122,591		85,908

The Company had accounted for its options granted to non-employee consultants under the fair value method of ASC 505-50.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

In connection with the grant of stock options to non-employee consultants, the Company recorded stock compensation expenses in the three months ended March 31, 2015 and 2014 in the amounts $970 and $278, respectively, and stock compensation expenses in the nine months ended March 31, 2015 and 2014 in the amounts $1,750 and $791, respectively.

Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options granted to employees and non-employees in the consolidated statement of operations for the three and nine months ended on March 31, 2015 and 2014, as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014

Cost of revenues	$140	$33	$254	$80
Research and development	183	102	449	288
Selling and marketing	292	74	545	215
General and administrative	355	69	502	208

Total stock-based compensation expense	$970	$278	$1,750	$791

As of  March 31, 2015 and June 30, 2014, there was a total unrecognized compensation expense of $10,020 and $2,277 related to non-vested equity-based compensation arrangements granted under the Company’s Plan, respectively. These expenses are expected to be recognized during the period from April 1, 2015 through October 31, 2019 and July 1, 2014 through June 30, 2019, respectively.

NOTE 10:-	BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock and common stock, excluded from the calculation of diluted net earnings (loss) per share due to their anti-dilutive effect was 28,351,707 and 25,119,949 for the three months ended March 31, 2015 and 2014, respectively, and 27,378,784 and 25,018,621 for the nine months ended March 31, 2015 and 2014, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE (Cont.)

Basic and diluted earnings (loss) per share is presented in conformity with the two-class method for participating securities for the periods prior to their conversion. Under this method the earnings per share for each class of shares are calculated assuming 100% of the Company's earnings are distributed as dividends to each class of shares based on their contractual rights. In addition, since all classes other than common shares do not participate in losses, for the three and nine months ended March 31, 2014 (unaudited) these shares are not included in the computation of basic and diluted earnings per share.

For the three and nine months ended March 31, 2014 basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following table presents the computation of basic and diluted net earnings (loss) per share for the periods presented (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	Unaudited
Numerator:
Net income (loss)	5,965	(5,238)	11,860	(18,336)
Dividends accumulated for the period	(5,923)	-	(11,817)	-
Net income (loss) available to shareholders of common stock	42	(5,238)	43	(18,336)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	2,822,893	2,806,044	2,817,090	2,795,397

Numerator:
Net income (loss)	5,965	(5,238)	11,860	(18,336)
Dividends accumulated for the period	(5,872)	-	(11,782)	-
Net income (loss) available to shareholders of common stock	93	(5,238)	78	(18,336)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, diluted	7,099,046	2,806,044	5,534,903	2,795,397

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
As of March 31, 2015 (unaudited) and June 30, 2014, the Company had a major customer that accounted for approximately 26.9% (unaudited) and 19.1% of the Company’s consolidated revenues for the period of nine months and the year then ended, respectively.

b.
As of March 31, 2015 (unaudited), two customers accounted for 25% (unaudited) and 17% (unaudited) of net accounts receivable, respectively. As of June 30, 2014, one customer accounted for 31% of net accounts receivable.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our history of losses, which may continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets;

•	competition, including introductions of power optimizer, inverter and solar PV system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effectivet manner;

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to raise additional capital on favorable terms or at all;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets; and

•	the other factors set forth under “Item 1A. Risk Factors” in the “Part II-OTHER INFORMATION” section of this report.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar photovoltaic (“PV”) system. Our direct current (“DC”) optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our systems allow for superior power harvesting and module management by deploying power optimizers at each PV module while maintaining a competitive system cost by using a simplified DC AC inverter. Our systems are monitored through our cloud based monitoring platform that enables lower system operating and maintenance (“O&M”) costs. We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

As of March 31, 2015, we have shipped approximately 5.6 million power optimizers and 245,000 inverters. Approximately 107,450 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of March 31, 2015, we have shipped approximately 1.4 GW of our DC optimized inverter systems. Our products are sold in approximately 38 countries, and are installed in solar PV systems in 73 countries.

We primarily sell our products directly to large solar installers and engineering, procurement and construction firms (“EPCs”) and indirectly to thousands of smaller solar installers through large distributors and electrical equipment wholesalers. Our sales strategy focuses on top-tier customers in markets where electricity prices, irradiance (amount of sunlight), and government policies make solar PV installations economically viable. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

As of March 31, 2015, approximately 8,880 indirect customers had registered with us through our cloud-based monitoring platform.

We were founded in 2006 with the goal of addressing the lost power generation potential that is inherent in the use of traditional solar PV inverter technology, thereby increasing the return on investment in solar PV systems. The following is a chronology of some of our key milestones:

•
In 2010, we commenced commercial shipments of our power optimizers and inverters to Europe after contracting with Flextronics (Israel) Ltd. (with its affiliates, “Flextronics”) to initiate production in Israel.

•	In 2011, we commenced sales in the U.S. and expanded our manufacturing capacity by contracting with Jabil Circuit, Inc. to open a larger manufacturing site in Guangzhou, China.

•	In 2011, we introduced our second generation power optimizer, based on our second generation ASIC, with a power rating of up to 500 watts and a substantially reduced number of components.

•	In 2012, we shipped our millionth power optimizer and increased our sales personnel presence in the U.S. market.

•	In 2013, we opened an additional manufacturing site with Flextronics in Hungary to accommodate our accelerated growth, replacing the Flextronics manufacturing site in Israel.

•
In 2013, we introduced our third generation power optimizer, based on our third generation ASIC, with a power rating of up to 700 watts and improved heat dissipation capabilities for high reliability and lower cost.

•	In 2014, we shipped our three millionth power optimizer.

•	In 2015, we completed an initial public offering and listed our shares for trade on the NASDAQ Global Select Market under the ticker symbol “SEDG”.

•	In 2015, we shipped our five millionth power optimizer.

We have achieved substantial growth since we commenced commercial shipments in fiscal 2010. Our revenues for the nine months ended March 31, 2014 and 2015 were $88.6 million and $226.7 million, respectively. Gross margins were 14.9% and 23.6% for the nine months ended March 31, 2014 and 2015, respectively. Net loss was $18.3 million for the nine months ended March 31, 2014 and net income was $11.9 million for nine months ended March 31, 2015.

We continue to focus on our long-term growth. We believe that our market opportunity is large and that the transition from traditional inverter architecture to DC optimized inverter architecture as the architecture of choice for distributed solar installations globally will continue. We believe that we are well positioned to benefit from this market trend. We intend to continue to invest in sales and marketing to acquire new customers in our existing markets, grow internationally and drive additional revenue. We also plan to expand our product offerings to further penetrate the large commercial and utility segments. We expect to continue to invest in research and development to enhance our product offerings and develop new, cost effective solutions.

We believe that our strategy results in a lean operating base with low expenses that will enable profitability on lower revenues relative to our competitors. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long-term as we continue to grow due to economies of scale. With this increased operating leverage, we expect our gross and operating margins to increase in the long-term.

Recent Developments

Initial Public Offering

On March 31, 2015, we closed our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.5 million, after deducting underwriting discounts and commissions and $3.3 million in offering expenses payable by us. We maintain the proceeds received in cash and cash equivalents. There has been no material change in the planned use of such proceeds from our initial public offering as described in the Prospectus.

Silicon Valley Bank Revolving Line of Credit

In February 2015, we amended and restated the agreement with Silicon Valley Bank (“SVB”) for a revolving line of credit, which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of March 31, 2015 we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

Key Operating Metrics

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to yearly shipments (inverters shipped, power optimizers shipped and megawatts shipped) to evaluate our sales performance and to track market acceptance of our products from year to year. We use metrics relating to monitoring (systems monitored and megawatts monitored) to evaluate market acceptance of our products and usage of our solution.

We provide the “megawatts shipped” metric, which is calculated based on nameplate capacity shipped, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit, not necessarily each additional MW of capacity, sold. Accordingly, we also provide the “inverters shipped” and “power optimizers shipped” operating metrics.

We calculate systems monitored through our cloud-based monitoring platform, which tracks installations of products shipped by us, if and to the extent that such installations are connected to the monitoring platform. Our shipping metrics correspond to our monitoring metrics, in that higher numbers of units or nameplate capacity shipped are generally associated with higher numbers of systems and megawatts monitored. However, there is a delay between the date in which units are shipped, installed and ultimately connected to the cloud-based monitoring platform. Further, some system owners opt not to connect their systems to the cloud-based monitoring platform, which causes their systems not to be included in “systems monitored” or “megawatts monitored.” Because installations contain multiple power optimizers, and some installations contain multiple inverters, the number of installations monitored differs from the number of inverters and power optimizers shipped.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Inverters shipped	38,630	14,936	106,206	40,076
Power optimizers shipped	945,586	328,822	2,395,166	898,666
Megawatts shipped(1)	248	84	637	236

	As of March 31,
	2015	2014
Systems monitored	107,450	51,125
Megawatts monitored(2)	1,231	450

——————
(1)
Calculated based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.

(2)	Calculated based on the aggregate capacity of the systems being monitored as of the applicable date.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).  The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015 from those disclosed in our Prospectus.

Key Components of Our Results of Operations

The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include power optimizers, inverters and our cloud-based monitoring software. Our customer base includes large solar installers, distributors, wholesalers, EPCs and PV module manufacturers.

Our revenues are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end-user government incentives, seasonality and competitive product offerings.

Our revenue growth is dependent on our ability to expand our market share in each of the geographies in which we compete, expand our global footprint to new evolving markets, grow our production capabilities to meet demand and to continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers as well as costs related to shipping, customer support, product warranty, personnel, depreciation of test and manufacturing equipment, hosting services for our cloud-based monitoring server and other logistics services. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

We outsource our manufacturing to third-party manufacturers and negotiate product pricing on a quarterly basis. Our third-party manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end of line testing equipment (which resulted in capital investments of $0.6 million and $1.8 million for the nine months ended March 31, 2014 and 2015, respectively). We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. We also procure strategic and critical components from various approved vendors on behalf of our contract manufacturers. At times, higher than anticipated demand has exceeded the production capacities of these manufacturers. These production shortfalls, as well as shortages in the supply of certain raw materials, occasionally require us to use air freight, rather than less expensive ocean freight, to deliver the majority of our products. We believe that the expansion of current manufacturing sites by our contract manufacturers, together with a planned  North American contract manufacturing site at which we expect to start production by late 2015, will provide sufficient manufacturing capacity by the middle of 2015 to both meet demand and build up enough inventory to reduce significantly the shipment of products by air freight.

In addition, we are in the process of completing development of our self-designed automated assembly line for our power optimizers at one of our third-party manufacturing sites in an effort to reduce manufacturing costs and continue to increase product reliability. We have designed and are responsible for funding all of the capital expenses associated with this automated assembly line.  We expect to invest in additional automated assembly lines in the future, and we will own and be responsible for funding all of the capital expenses incurred in conjunction with such automated assembly lines. The current and expected capital expenses associated with these automated assembly lines are not significant and will be funded out of our cash flows.

Key components of our logistics supply channel consist of third party and in-house distribution centers in the U.S., Europe and Canada. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third party or in-house distribution centers and then finally shipped to our customers.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock-based compensation. Our full-time employee headcount in our research and development, sales and marketing and general and administrative departments has grown from 230 as of March 31, 2014 to 316 as of March 31, 2015. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and development expenses, net

Research and development expenses, net include personnel-related expenses such as salaries, benefits, stock-based compensation and payroll taxes. Our research and development employees are engaged in the design and development of power electronics, semiconductors, software and power line communications and networking. Our research and development expenses also include third-party design and consulting costs, materials for testing and evaluation, ASIC development and licensing costs, depreciation expense and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation, thereby maintaining our competitive position.

Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the Binational Industrial Research and Development Foundation and the Office of the Chief Scientist of Israel (the "OCS"). Certain of those grants require us to pay royalties on sales of certain of our products, which are recorded as cost of revenues. We may receive additional funding from these entities or other funding requiring payment of similar royalties in the future.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, sales commissions, benefits, payroll taxes and stock-based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. The expected increase in sales and marketing expenses is due to an expected increase in the number of sales and marketing personnel and the expansion of our global sales and marketing footprint, enabling us to increase our penetration of new markets. While most of our sales in fiscal 2012 were in Europe, sales in the U.S. have increased since fiscal 2013 and represented 73.9% of our revenues for the nine months ended March 31, 2015. We currently have a sales presence in the U.S., Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands and the U.K. We intend to continue to expand our sales presence to additional countries.

General and administrative expenses

General and administrative expenses consist primarily of salaries, employee benefits, payroll taxes and stock-based compensation related to our executives, finance, human resources, information technology and legal organizations, travel expenses, facilities costs, and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Non-Operating Expenses

Financial expenses, net

Financial expenses, net consist primarily of interest expense, gains or losses from foreign currency fluctuations and hedging transactions and gains or losses related to re-measurement of warrants granted in relation to long-term debt incurred by the Company in December 2012.

Interest expense consists of interest and other charges paid to SVB in connection with our revolving line of credit.

Our functional currency is the U.S. Dollar. With respect to our subsidiaries, other than our Israeli subsidiary, the functional currency is the applicable local currency. Financial expenses, net is net of financial income which consists primarily of the effect of foreign exchange differences between the U.S. Dollar and the New Israeli Shekel, the Euro and other currencies, related to our monetary assets and liabilities, and the realization of gain from hedging transactions.

Taxes on income

We are subject to income taxes in the countries where we operate.

We have experienced operating losses since inception and consequently accumulated a significant amount of operating loss carryforwards in several jurisdictions. In fiscal 2014 and in the nine months ended March 31,2015, we recorded a provision associated with U.S. federal alternative minimum tax as well as allowances for tax in all other U.S. states where we operate.

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") is taxed at the corporate tax rate. Corporate tax rates in Israel were 25% in both fiscal 2013 and fiscal 2012. An amendment of the Israeli Income Tax Ordinance increased the corporate tax rate to 26.5% commencing on January 1, 2014. However, the effective tax rate payable by a company that derives income from a “Benefited Enterprise” or a “Preferred Enterprise”, as defined under the Investment Law, may be considerably less. Capital gains derived by an Israeli company are subject to tax at the prevailing corporate tax rate.

Our subsidiaries are subject to taxes in each of the countries in which they operate. All of our products are developed and manufactured by our subsidiary, SolarEdge Technologies Ltd., and sold to other entities in the SolarEdge group, which then sell our products to our customers. All intercompany sales of products and services are paid for or reimbursed pursuant to transfer price policies established for each of the countries in which we operate, consistent with arm’s length profit levels.

Due to our history of losses since inception, we have recorded a full valuation allowance on our deferred tax assets.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Revenues	$86,399	$30,560	$226,658	$88,644
Cost of revenues	62,698	24,331	173,146	75,397
Gross profit	23,701	6,229	53,512	13,247
Operating expenses:
Research and development, net	5,490	4,864	15,317	13,686
Sales and marketing	6,422	4,592	17,541	12,372
General and administrative	1,990	1,318	4,270	3,120
Total operating expenses	13,902	10,774	37,128	29,178
Operating income (loss)	9,799	(4,545)	16,384	(15,931)
Financial expenses	3,436	626	3,378	2,317
Income (loss) before taxes on income	6,363	(5,171)	13,006	(18,248)
Taxes on income	398	67	1,146	88
Net income (loss)	$5,965	$(5,238)	$11,860	$(18,336)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Revenues	$86,399	$30,560	$55,839	182.7%

Revenues increased by $55.8 million, or 182.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to an increase in the number of systems sold in the U.S. market and certain countries in Europe. The number of power optimizers sold increased by approximately 0.6 million units, or 195.3%, from approximately 0.3 million units in the three months ended March 31, 2014 to approximately 0.9 million units in the three months ended March 31, 2015. The number of inverters sold increased by approximately 26,500 units, or 192.0%, from approximately 13,800 units in the three months ended March 31, 2014 to approximately 40,300 units in the three months ended March 31, 2015. Our blended average selling price per watt decreased by $0.02, or 4.2%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a change in our customer mix, which included a larger portion of sales to large customers to whom we provide volume discounts, which resulted in a decrease in average selling price. This decrease was partially offset by a change in our geographic mix, which included a larger portion of sales to regions with more favorable pricing.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Cost of revenues	$62,698	$24,331	$38,367	157.7%
Gross profit	$23,701	$6,229	$17,472	280.5%

Cost of revenues increased by $38.4 million, or 157.7%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to an increase in product costs associated with the increased amount of products sold, such as an increase in shipping costs, an increase in personnel related costs as a result of an increase in our operations and support headcount, and increased warranty expenses and warranty accruals. Gross profit as a percentage of revenue increased from 20.4% in the three months ended March 31, 2014 to 27.4% in the three months ended March 31, 2015, primarily due to reductions in product costs, an increased portion of ocean freight shipments in comparison to air shipments, lower costs associated with our warranty and warranty provisions, and general economies of scale in our personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Research and development, net	$5,490	$4,864	$626	12.9%

Research and development, net increased by $0.6 million, or 12.9%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to an increase in personnel related costs of $0.4 million as a result of an increased headcount of consultants and sub-contractors. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to the market. In addition, materials consumption and other directly related overhead costs increased by $0.3 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. These amounts were partially offset by $0.1 million of lower depreciation expenses and a grant received from the OCS during the three months ended March 31, 2015.

Sales and Marketing

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$6,422	$4,592	$1,830	39.9%

Sales and marketing expenses increased by $1.8 million, or 39.9%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to an increase in personnel related costs of $1.5 million as a result of an increase in headcount supporting our growth in the U.S. and Europe. In addition, costs related to trade shows and marketing activities and expenses associated with our international sales offices, travel and other directly related overhead costs increased by $0.3 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

General and Administrative

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$1,990	$1,318	$672	51.0%

General and administrative expenses increased by $0.7 million, or 51.0%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a one-time expense of $0.5 million related to our initial public offering that could not be netted from stockholders’ equity and an increase in personnel costs of $0.2 million related to an increased headcount in the legal, finance, human resources, recruiting and information technology departments.

Financial Expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Financial expenses	$3,436	$626	$2,810	448.9%

Financial expenses increased by $2.8 million or 448.9%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to expenses of $1.8 million  related to remeasurement of certain warrants granted to a lender in relation to long term debt, and an increase of $1.0 million in expenses related to foreign exchange fluctuations.

Taxes on Income

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Taxes on income	$398	$67	$331	494.0%

Taxes on income increased by $0.3 million, or 494.0%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to tax accruals with respect to U.S. federal taxes, taxes in certain U.S. states in which we operate, and taxes in Germany.

Net Income (loss)

	Three Months Ended March 31,		Three Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Net income (loss)	$5,965	$(5,238)	$11,203	N/A

As a result of the factors discussed above, the Company reached profitability in the three months ended March 31, 2015. Net income was $6.0 million in the three months ended March 31, 2015 compared to a net loss of $5.2 million in the three months ended March 31, 2014.

Comparison of the Nine Months Ended March 31, 2015 and 2014

Revenues

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Revenues	$226,658	$88,644	$138,014	155.7%

Revenues increased by $138.0 million, or 155.7%, for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to an increase in the volume of products sold in the U.S. market and certain countries in Europe. The number of power optimizers sold increased by approximately 1.5 million units, or 166.7%, from approximately 0.9 million units in the nine months ended March 31, 2014 to approximately 2.4 million units in the nine months ended March 31, 2015. The number of inverters sold increased by approximately 68,300 units, or 173.8%, from approximately 39,300 units in the nine months ended March 31, 2014 to approximately 107,600 units in the nine months ended March 31, 2015. Our blended average selling price per watt decreased by $0.02, or 5.3%, in the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, primarily due to a a change in our customer mix, which included a larger portion of sales to large customers to whom we provide volume discounts, which resulted in a decrease in average selling price, partially offset by a change in our geographic mix, which included a larger portion of sales to regions with more favorable pricing.

Cost of Revenues and Gross Profit

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Cost of revenues	$173,146	$75,397	$97,749	129.6%
Gross profit	$53,512	$13,247	$40,265	304.0%

Cost of revenues increased by $97.7 million or 129.6%, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to increased product costs associated with the increase in the number of units sold, increased shipment and logistic costs, an increase in personnel related costs as a result of an increase in our operations and support headcount, increased warranty expenses and warranty accruals resulting from the increase in the number of units sold and the increase in the installed base of our products. Gross profit as a percentage of revenue increased  from 14.9% in the nine months ended March 31, 2014 to 23.6% in the nine months ended March 31, 2015, primarily due to reductions in product costs, a decreased ratio of warranty expenses and a decrease in warranty provisions resulting from increased quality, and a decrease in the costs associated with the replacement of malfunctioning products as well as general economies of scale in our personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Research and development, net	$15,317	$13,686	$1,631	11.9%

Research and development, net increased by $1.6 million, or 11.9%, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to an increase in personnel related costs of $1.8 million as a result of an increased headcount of consultants and sub-contractors. The increase in headcount reflects our continued investment in enhancing of existing products as well as development associated with bringing new products to the market. In addition, materials consumption and other directly related overhead costs increased by $0.5 million in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014. These amounts were partially offset by $0.7 million received pursuant to a grant from the OCS during the nine months ended March 31, 2015.

Sales and Marketing

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$17,541	$12,372	$5,169	41.8%

Sales and marketing expenses increased by $5.2 million, or 41.8%, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to an increase in personnel related costs of $4.0 million as a result of an increase in headcount supporting our growth in the U.S. and Europe. In addition, costs related to trade shows and marketing activities and the use of third party vendors, and expenses associated with our international sales offices, travel and other directly related overhead costs increased by $0.8 million and $0.4 million respectively, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.

General and Administrative

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$4,270	$3,120	$1,150	36.9%

General and administrative expenses increased by $1.2 million, or 36.9%, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to $0.5 million one-time expense related to our initial public offering that could not be netted from stockholders’ equity and increase in personnel related costs and of $0.6 million as a result of an increased headcount in the legal, finance, human resources, recruiting and information technology departments. In addition, costs related to facilities, travel, accounting, tax, legal, information systems consulting and other expenses increased by $0.1 million in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.

Financial Expenses

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Financial expenses	$3,378	$2,317	$1,061	45.8%

Financial expenses increased by $1.1 million, or 45.8%, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to an increase in interest and financial expenses of $1.9 million related to remeasurement of certain warrants granted in connection with a loan taken in 2012 (which was paid in full in January 2015), partially offset by gains associated with hedging transactions of the U.S. Dollar against the Euro in the amount of $0.4 million in the nine months ended March 31, 2015, compared to a loss of $0.4 million in the nine months ended March 31, 2014.

Taxes on Income

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Taxes on income	$1,146	$88	$1,058	1,202.3%

Taxes on income increased by $1.1 million, or 1,202.3%, in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily due to tax accruals with respect to U.S. federal taxes, taxes in certain U.S. states in which we operate, and taxes in Germany.

Net Income (loss)

	Nine Months Ended March 31,		Nine Months Ended March 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Net income (loss)	$11,860	$(18,336)	$30,196	N/A

As a result of the factors discussed above, the Company reached profitability in the nine months ended March 31, 2015. Net income was $11.9 million in the nine months ended March 31, 2015, compared to a net loss of $18.3 million in the nine months ended March 31, 2014.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net cash used in operating activities	$(13,044)	$(4,934)	$(3,635)	$(12,887)
Net cash used in investing activities	(5,280)	(799)	(10,251)	(2,255)
Net cash provided by financing activities	129,800	7,624	139,457	13,561
Increase (decrease) in cash and cash equivalents	$111,476	$1,891	$125,571	$(1,581)

As of March 31, 2015, our cash and cash equivalents were $135.2 million. This amount does not include $3.6 million of restricted cash (primarily held to secure letters of credit to vendors and bank guarantees securing office lease payments). On March 31, 2015, we closed our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.5 million, after deducting underwriting discounts and commissions and $3.3 million in offering expenses payable by us. We maintain the proceeds received in cash and cash equivalents. Since the Company’s founding through the initial public offering, we financed our operations with the net proceeds from sales of preferred stock, short and long-term debt borrowings and cash receipts from sales of our products. Our principal uses of cash are funding our operations and other working capital requirements.  We believe our cash and cash equivalents, including our initial public offering proceeds and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the nine months ended March 31, 2015, cash used in operating activities was $3.6 million mainly due to an increase of $39.1 million in inventories, $26.0 million in trade receivables, $12.2 million in prepaid expenses and other receivables, which was offset by a net income of $11.9 million that included $4.5 million of non-cash expenses, an increase of $44.6 million in trade payables and other accounts payable, $9.7 million in warranty obligations, $2.1 million in deferred revenues and $0.9 million accruals for employees.

For the nine months ended March 31, 2014, cash used in operating activities was $12.9 million mainly due to a net loss of $18.3 million that included $2.7 million of non-cash expenses. An increase of $10.4 million in inventories, $4.1 million in trade receivables, $3.9 million in prepaid expenses and other receivables and $0.7 million decrease in deferred revenues was offset by an increase of $14.3 million in trade payables, $6.7 million in warranty obligations and $0.8 million in accruals for employees and other accounts payable.

Investing Activities

During the nine months ended March 31, 2015, net cash used in investing activities was $10.3 million, of which $8.3 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements, and $2.0 million related to security deposits held to secure letters of credit to vendors and bank guarantees securing office lease payments.

During the nine months ended March 31, 2014, net cash used in investing activities was $2.3 million, mostly attributed to capital investments in laboratory equipment, end of line testing equipment and manufacturing tools.

Financing Activities

For the nine months ended March 31, 2015, net cash provided by financing activities was $139.5 million, of which $133.9 million was net proceeds from our initial public offering , $24.7 million was net proceeds from our Series E convertible preferred stock issuance and $23.0 million was from short-term borrowings under our revolving line of credit with SVB, offset by $36.3 million of repayment of the revolving line of credit with SVB and $5.9 million of repayment of a term loan.

For the nine months ended March 31, 2014, net cash provided by financing activities was $13.6 million, of which $7.8 million was net proceeds from our Series D-2 and Series D-3 convertible preferred stock issuances in fiscal 2014 and $16.4 million was from short-term borrowings under our revolving line of credit with SVB, offset by $9.0 million of repayment of the revolving line of credit with SVB and $1.6 million of repayment of a term loan.

Debt Obligations

Revolving Line of Credit

In February 2015, we amended and restated a revolving line of credit  agreement with Silicon Valley Bank (“SVB”), which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of March 31, 2015 we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

In connection with the amended and restated revolving line of credit, we granted SVB security interests in substantially all of our assets, including a first-priority security interest in our trade receivables, cash and cash equivalents (the “SVB Priority Collateral”). The agreement contains certain financial covenants requiring us to maintain EBITDA and liquidity at specified levels. Specifically, we are required to maintain negative Adjusted EBITDA (defined in accordance with U.S. GAAP as (a) net income, plus (b) the extent deducted in the calculation of net income, interest, taxes, depreciation and amortization, plus (c) to the extent deducted in the calculation of net income, non-cash stock-based compensation) of no greater than ($1,500,000) as of March 31, 2015, and positive Adjusted EBITDA of at least (i) $1,500,000 as of June 30, 2015, (ii) $3,500,000 as of September 30, 2015 and December 31, 2015, (iii) $1,500,000 as of March 31, 2016 and (iv) $3,500,000 for the fiscal year ended June 30, 2016 and for each calendar quarter thereafter. In addition, we are required to maintain liquidity (defined as our unrestricted and unencumbered cash, plus availability under the revolving line of credit) of $6,750,000. The amended and restated revolving line of credit also contains covenants that restrict our ability to borrow money, grant liens, pay dividends, dispose of assets or engage in business combinations. As of March 31, 2015, the company met all covenants related to this revolving credit line.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases(1)	$16,763	$2,056	$4,052	$3,833	$6,822
Purchase commitments under agreements(2)	73,480	73,480	-	-	-
Total	$90,243	$75,536	$4,052	$3,833	$6,822

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements through which we lease our operating facilities.

(2)
Represents non-cancelable amounts associated with our manufacturing contracts. Such purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment within agreed-upon or commercially standard lead-times for the particular part or product. The timing and amounts of payments represent our best estimates and may change due to business needs and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, customer concentrations and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Approximately 21.9% and 46.1% of our revenues for the nine months ended March 31, 2015 and 2014, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro and, to a lesser extent, British pound sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro and British pound sterling. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $1.2 million for the nine months ended March 31, 2015. A hypothetical 10% change in foreign currency exchange rates between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $2.2 million for the nine months ended March 31, 2015.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances denominated in Euros expected to be paid within six months. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. We do not use derivative financial instruments for speculative or trading purposes.

We had cash and cash equivalents of $135.2 million at March 31, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. dollar-denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Interest Rate Risk

As of March 31, 2015, we had no outstanding borrowings under our $40 million revolving line of credit with SVB. Interest on borrowings under the $40 million revolving line of credit accrues at SVB’s prime rate plus a margin of 0.5% to 2.0%. The average interest rate on our outstanding borrowings for fiscal 2014 was 4.9%.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2015 two major customers accounted for approximately 41.2% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, including copper, that are used in our products. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition and results of operations.

ITEM 4   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending June 30, 2015, if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

On January 9, 2015, a patent infringement lawsuit was filed by Beacon Power LLC, a Delaware limited liability company (“Beacon”), against the Company and a third party in the United States District Court for the Western District of Texas, San Antonio Division which alleges infringement by the Company of two U.S. patents. On March 9, 2015, the Company and Beacon entered into a patent purchase agreement under which the Company agreed to purchase all rights in the aforementioned patents and Beacon agreed to dismiss all outstanding claims against the Company.

ITEM 1A RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before you decide to purchase shares of our common stock. If any of the following risks occurred, it could materially adversely affect our business, financial condition or operating results. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We incurred net losses of $28.2 million and $21.4 million for fiscal 2013 and 2014, respectively. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with marketing and developing our products, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and hiring additional personnel. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenues will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations.

Further, revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have only been in existence since 2006 and our first full fiscal year of commercial shipments was 2011. Much of our growth has occurred in recent periods. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. The viability and demand for solar energy solutions, and in turn, our products, may be affected by many factors outside of our control, including:

•	cost competitiveness, reliability and performance of solar photovoltaic (“PV”) systems compared to conventional and non-solar renewable energy sources and products;

•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;

•	the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;

•	prices of traditional carbon-based energy sources;

•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and

•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

If demand for solar energy solutions does not continue to grow or grows at a slower rate than we anticipate, our business will suffer.

Our solution is utilized in solar PV installations. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses, with respect to distributed solar solutions, or utilities, with respect to utility-scale solar projects, will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. If demand for solar energy solutions fails to develop sufficiently, demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar PV systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments of renewable energy credits associated with renewable energy generation and exclusion of solar PV systems from property tax assessments. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our customers’ sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning. For example, in January 2013, the Arizona Corporation Commission, which oversees local utility rates and renewable energy programs in Arizona, announced suddenly that it would drastically reduce residential purchase incentives and eliminate commercial production incentives.

In addition, several jurisdictions have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement total without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. For example, in May 2014, Ohio froze renewable portfolio requirements at current levels. Proposals to extend compliance deadlines, reduce targets or repeal standards have also been introduced in a number of states including California and Colorado. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

Changes to net metering policies may significantly reduce demand for electricity from solar PV systems and harm our business.

Our business benefits from favorable net metering policies in several U.S. states, Canadian provinces and European countries in which our customers operate. Net metering allows a solar PV system owner to pay his or her local electric utility only for power usage net of production from the solar PV system, transforming the conventional relationship between customers and traditional utilities. System owners receive credit for the energy that the solar installation generates to offset energy usage at times when the solar installation is not generating energy. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced than consumed. In some locations, customers are also reimbursed by the electric utility for net excess generation on a periodic basis.

Most U.S. states have adopted some form of net metering. However, net metering programs have recently come under regulatory scrutiny in some U.S. states due to challenges alleging that net metering policies inequitably shift costs onto non-solar ratepayers by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. Generally, the programs have been upheld in their current form, though some were subject to minor modification and others, including California, have been designated for additional regulatory review in the next few years. We cannot assure you that the programs will not be significantly modified following these reviews.

If the value of the credit that customers receive for net metering is significantly reduced, end-users may be unable to recognize the same level of cost savings associated with net metering that current end-users enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for solar PV systems that are sold by our customers and could have a material adverse effect on our business, financial condition, results of operations and future growth.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar PV systems that may significantly reduce demand for our products or harm our ability to compete.

Federal, state, local and foreign government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation, and governments and utilities continuously modify these regulations and policies. These regulations and policies could deter purchases of renewable energy products, including solar PV systems sold by our customers. This could result in a significant reduction in the potential demand for our products. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to use solar PV systems sold by our customers and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar PV systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, could require the price of solar PV systems and their component parts to be lower in order to compete with the price of electricity from the electric grid.

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the U.S., Europe or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government or internal utility regulations and policies that favor electric utilities could reduce the competitiveness of solar PV systems sold by our customers and cause a significant reduction in demand for our products and services. For example, regulators in certain U.S. states have been asked to consider proposals to assess fees on consumers purchasing energy from solar PV systems or imposing a new charge that would disproportionately impact solar PV system owners who utilize net metering, either of which would increase the cost of solar PV energy to those consumers and could reduce demand for our products. Any similar government or utility policies adopted in the future that discourage the growth of solar PV systems could reduce demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations and prospects.

Decreases in the retail prices of electricity from the utility grid would make the purchase of solar PV systems less economically attractive and would likely lower sales of our products. The price of electricity derived from the utility grid could decrease as a result of:

•	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;

•	relief of transmission constraints that enable local centers to generate energy less expensively;

•	reductions in the price of natural gas;

•	utility rate adjustment and customer class cost reallocation;

•	energy conservation technologies and public initiatives to reduce electricity consumption;

•	development of smart-grid technologies that lower the peak energy requirements of a utility generation facility;

•	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and

•	development of new energy generation technologies that provide less expensive energy.

Moreover, technological developments in the solar components industry could allow our competitors and their customers to offer electricity at costs lower than those that can be achieved by us and our customers, which could result in reduced demand for our products.

If the cost of electricity generated by solar PV installations incorporating our systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.

An increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for customers to finance the cost of a solar PV system and could reduce the demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to develop, build or purchase a solar PV system. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to develop, build, purchase or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. An increase in interest rates could lower an investor’s return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause these end-users to seek alternative investments.

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizer, inverter and solar PV system monitoring products, which could negatively affect our results of operations and market share.

The market for solar PV solutions is highly competitive. We principally compete with traditional inverter manufacturers as well as microinverter manufacturers. Currently, our DC optimized inverter system competes with products from traditional inverter manufacturers, such as SMA Solar Technology AG, ABB Ltd. (previously Power-One Inc.) and KACO new energy GmbH, and microinverter manufacturers, such as Enphase Energy, Inc., as well as emerging technology companies offering alternative optimizer, microinverter or other MLPE products. SMA Solar Technology AG and ABB Ltd. have recently introduced or announced plans to introduce microinverter products. In addition, several new entrants to the MLPE market, including low-cost Asian manufacturers, have recently announced plans to ship or have already shipped products in markets in which we sell our products. We expect competition to intensify as new and existing competitors enter the MLPE market.

Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are longer established, and have better brand recognition. Further, certain competitors may be able to develop new products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products in order to compete effectively. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of distributed solar PV power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

Our industry has historically been cyclical and experienced periodic downturns.

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including the residential and commercial sectors in the United States and Europe. The solar industry has historically been cyclical and has experienced periodic downturns which may affect the demand for equipment that we manufacture. The solar industry has undergone challenging business conditions in recent years, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. Although the solar industry is experiencing a slow recovery, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. We offer a minimum 12-year limited warranty for our inverters and a 25-year limited warranty for our power optimizers. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, which will adversely affect our business and financial condition.

Our products are manufactured according to our estimates of customer demand, which requires us to make multiple forecasts and assumptions relating to demand from solar PV installers and distributors, their end customers and general market conditions. Because we sell a large portion of our products to larger solar installers and various distributors, who in turn sell to local installers, who in turn sell to their end customers, the system owner, we have limited visibility as to end customer demand and it is difficult to forecast future end-user demand to plan our operations. If we overestimate demand for our products, or if purchase orders are cancelled or shipments are delayed, we may have excess inventory that we cannot sell. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end customer demand or to ramp up production at our contract manufacturers in a timely manner, or we could incur additional costs, lose market share, damage relationships with our distributors and end customers and forego potential revenue opportunities. For example, in fiscal 2014, unexpectedly high customer demand forced us to shorten transportation time from our factories in China and Hungary by using air freight rather than less expensive ocean freight.

We are dependent on ocean transportation to deliver our products in a cost efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted.

We rely on commercial ocean transportation for the delivery of a large percentage of our products to our customers in North America. We also rely on more expensive air transportation when ocean transportation is not available or compatible with the delivery time requirements of our customers. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, and other factors, such as labor strikes and work stoppages, not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted. Recently, contentious negotiations between the Pacific Maritime Association and the International Longshore & Warehouse Union resulted in port slowdowns caused port congestion and major delays in the transfer of cargo in the United States West Coast. Accordingly, in the past quarter, we shipped a higher percentage of our products to our customers in North America via air transportation. Material interruptions in service or stoppages in transportation, such as the aforementioned dispute, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could materially and adversely impact our business, results of operations and financial condition.

We depend upon a small number of outside contract manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers.

We do not have internal manufacturing capabilities, and currently rely upon two contract manufacturers to build all of our products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

The revenues that our contract manufacturers generate from our orders represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which our products are manufactured are located outside of the U.S., currently in China and Hungary. The location of these facilities outside of key markets such as the U.S. increases shipping time, thereby causing a long lead time between manufacturing and delivery.

If any of our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, which in turn could reduce our revenues, harm our relationships with our customers and damage our reputation with local installers and potential end-users and cause us to forego potential revenue opportunities.

We may experience delays, disruptions or quality control problems in our manufacturing operations.

Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a limited number of suppliers for key components and raw materials in our products to adequately meet anticipated demand. Due to the limited number of such suppliers, any cessation of operations or production or any shortage, delay, price change, imposition of tariffs or duties or other limitation on our ability to obtain the components and raw materials we use could result in sales delays, cancellations and loss of market share.

We depend on limited or single source suppliers for certain key components and raw materials used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Any of these limited or single source suppliers could stop producing our components or supplying our raw materials, cease operations or be acquired by, or enter into exclusive arrangements with, one or more of our competitors. As a result, these suppliers could stop selling to us at commercially reasonable prices, or at all. Because there are a limited number of suppliers of solar PV system components and raw materials used to manufacture our products, it may be difficult to quickly identify alternate suppliers or to qualify alternative components or raw materials on commercially reasonable terms, and our ability to satisfy customer demand may be adversely affected. Transitioning to a new supplier or redesigning a product to accommodate a new component manufacturer would result in additional costs and delays. These outcomes could harm our business or financial performance.

Any interruption in the supply of limited source components or raw materials for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

Failure by our contract manufacturers or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.

We do not control our contract manufacturers or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. For example, our customers’ and end-users’ ability to install solar energy systems is affected by weather, as for example during the winter months in Europe and the northeastern U.S. Such installation delays can impact the timing of orders for our products. Further, given that we are an early-stage company operating in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past quarterly results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our financial condition, results of operations, cash flows and stock price.

We rely on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenue.

We currently sell a substantial percentage of our products through distributors, who in turn sell to local installers, and through direct sales to large installers. We do not have exclusive arrangements with these third party distributors and large installers. Many of our distributors also market and sell products from our competitors, and all of our large installer customers also use products from our competitors. These distributors and large installers may terminate their relationships with us at any time and with little or no notice. Further, these distributors and large installers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Termination of agreements with current distributors or large installers, failure by these distributors or large installers to perform as expected, or failure by us to cultivate new distributor or large installer relationships, could hinder our ability to expand our operations and harm our revenue and results of operations.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees in preparation for these heightened requirements, we may need to hire more employees in the future which would increase our costs and expenses.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance and we may have to choose between reduced coverage or substantially higher costs to obtain coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patents in the U.S., Europe and China, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed or otherwise violated.

Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate.

Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time we may also be subject to claims of intellectual property right infringement and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources and may cause us to incur significant expenses in litigation or settlement. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, financial condition and results of operations.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are assigned to us or owned exclusively by us, depending on the jurisdiction, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Recent decisions by the Committee and the Israeli Supreme Court have created uncertainty in this area, as the Israeli Supreme Court held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the Committee has not yet determined the method for calculating this Committee-enforced remuneration. Although our employees have agreed that any rights related to their inventions are owned exclusively by us, we may face claims demanding remuneration in consideration for such acknowledgement. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

The loss of, or events affecting, one of our major customers could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.

For fiscal 2014, SolarCity, the largest independent solar power provider in the U.S., and Krannich, one of the leading solar PV distributors worldwide, accounted for 19.1% and 7.8% of our revenues, respectively. Our next five largest customers for fiscal 2014, together, accounted for 14.7% of our revenues. For the six months ended December 31, 2014, SolarCity, Krannich and our next five largest customers accounted for 32.3%, 7.1% and 21.0% of our revenues, respectively. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. Although we have agreements with some of our largest customers, these agreements do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our planned expansion into new markets could subject us to additional business, financial and competitive risks.

In fiscal 2014, we sold our products to approximately 200 direct customers in 38 countries, including the U.S., Australia, Belgium, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands and the United Kingdom. We intend to introduce new products targeted at large commercial and utility-scale installations and to expand into other international markets. Our success in these new product and geographic markets will depend on a number of factors, including our ability to develop solutions to address the requirements of the large commercial and utility-scale solar PV markets, timely qualification and certification of new products for large commercial and utility-scale solar PV installations, acceptance of power optimizers in solar PV markets in which they have not traditionally been used and our ability to manage increased manufacturing capacity and production.

Further, these solar PV markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to develop and introduce these new products successfully or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets could adversely affect our revenues and our ability to achieve or sustain profitability.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 8,400 inverters and approximately 181,000 power optimizers in fiscal 2011, our first full fiscal year of commercial shipments, to annual product sales exceeding 61,000 inverters and 1.3 million power optimizers in fiscal 2014. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Covenants in our credit facility may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have a revolving line of credit from Silicon Valley Bank. The SVB credit facility restricts our ability to take certain actions such as borrow money, grant liens, pay dividends, dispose of assets, or engage in certain transactions. Our credit agreement with SVB also requires us to maintain certain EBITDA and liquidity levels. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under the credit facility are secured by substantially all of our assets, including all of our intellectual property, which limits our ability to provide collateral for additional financing. Nevertheless, we and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar restrictions or collateral packages. A breach of any of these covenants, or a failure to pay principal or interest when due, could result in a variety of adverse consequences, including the acceleration of our indebtedness. Our assets and cash flow may not be sufficient to fully repay borrowings if some or all of our indebtedness is accelerated. Acceleration could result in the foreclosure by the lenders on our assets that secure the credit facility.

Furthermore, there can be no assurance that we will be able to enter into new debt instruments on acceptable terms. If we are unable to satisfy financial covenants and other terms under existing or new credit arrangements or obtain waivers or forbearance from our lenders or if we are unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders.

We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.

Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Although our financial results are reported in U.S. dollars, U.S. dollar revenues accounted for only 56% of our revenues in fiscal 2014. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll) and, to a lesser extent, the Euro and other currencies. Our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products. Our prices are denominated primarily in U.S. dollars. If there is a significant devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by entering into forward hedging transactions to sell Euro for U.S. dollars at a predefined rate, and maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, to a lesser extent, the New Israeli Shekel and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

Any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use certain personal information of our customers, and the end-users of our customers’ solar PV systems, including names, addresses, e-mail addresses, credit information and energy production statistics. We also store and use personal information of our employees. We take steps to protect the security, integrity and confidentiality of the personal information we collect, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act and other foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Risks Related to Operations in Israel

Conditions in Israel affect our operations and may limit our ability to develop, produce and sell our products.

Although we are incorporated in Delaware, our headquarters and research and development center are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect us. Israel has been involved in a number of armed conflicts and has been the target of terrorist activity. Rocket fire from the Gaza Strip, including against civilian targets, has occurred on an irregular basis, disrupting day-to-day civilian activity and negatively affecting business conditions. Any future armed conflict, political instability or violence in the region may impede our ability to manage our business effectively or to engage in research and development, or may otherwise adversely affect our business or operations. In the event of war, we and our Israeli products subcontractors and suppliers may cease operations, which may cause delays in the distribution and sale of our products. Some of our directors, executive officers and employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. In the event that our principal executive office is damaged as a result of hostile action, or hostilities otherwise disrupt the ongoing operation of our offices, our ability to operate could be materially adversely affected.

Additionally, several countries, principally in the Middle East, restrict doing business with Israeli companies, and additional countries and groups may impose similar restrictions if hostilities in Israel or political instability in the region continue or increase. If recent regime changes and civil wars in neighboring states result in the establishment of fundamentalist Islamic regimes or governments more hostile to Israel, or if Egypt or Jordan abrogates its respective peace treaty with Israel, Israel could be subject to additional political, economic and military confines, and our operations and ability to sell our products to countries in the region could be materially adversely affected. These restrictions may limit materially our ability to obtain manufactured components and raw materials or to sell our products.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could have a material adverse effect on our business, financial condition and results of operations.

The tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

Our Israeli subsidiary is eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”.) In order to remain eligible for the tax benefits for “Benefited Enterprises” we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, cancelled or discontinued, our Israeli taxable income would be subject to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The standard corporate tax rate for Israeli companies was increased to 25% in 2012 and 2013 and further increased to 26.5% for 2014 and thereafter. Additionally, if we increase our activities outside of Israel through acquisitions, for example, our expanded activities might not be eligible for inclusion in future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out or eliminate entirely the benefit programs under the Investment Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

The terms of Israeli government grants that we have received restrict our ability to transfer technologies outside of Israel, and we may be required to pay penalties in such a case or upon the sale of our Company.

From January through March 31, 2015, we received a total of $0.2 million from the Office of the Chief Scientist in the Israel Ministry of Economy (“OCS”). We expect to receive additional grants to support our research and development activities in fiscal 2015. The terms of these grants require us to pay royalties at a rate of 4% to 4.5% on sales of products developed under these grants, up to the total grant amount, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984 (the “R&D Law”), and related regulations, with respect to those past grants. When a company develops know-how, technology or products under an OCS grant, the grant terms and the R&D Law restrict the transfer outside of Israel of such know-how without the prior approval of the OCS. Consequently, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of know-how related to those aspects of our technologies. The OCS may impose conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approval at all.

Any transfer of OCS-supported technology or know-how outside of Israel may require payment of significant amounts to the OCS, depending on the value of the transferred technology or know-how, the amount of OCS support, the time of completion of the OCS-supported research project and other factors. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with OCS funding (such as a merger or similar transaction) would be reduced by any amounts that we are required to pay to the OCS.

It may be difficult to enforce a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.

The majority of our directors and executive officers reside outside of the U.S., and most of our assets and most of the assets of these persons are located outside of the U.S. Consequently, a judgment obtained against any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the U.S. It also may be difficult for you to effect service of process on these persons in the U.S. or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws on the grounds that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court hears a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Further, an Israeli court may not enforce a judgment awarded by a U.S. or other non-Israeli court. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses these matters. As a result of the difficulty associated with enforcing a judgment against any of these persons in Israel, you may not be able to obtain or enforce a judgment against many of our directors and executive officers.

Risks Related Our Common Stock

We cannot assure you that our stock price will not decline or not be subject to significant volatility.

The market price of our common stock could be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

•	changes in laws or regulations applicable to our industry or offerings;

•	speculation about our business in the press or the investment community;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading levels of our shares;

•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our significant stockholders, officers and directors;

•	the expiration of contractual lock-up agreements;

•	the development and sustainability of an active trading market for our common stock;

•	success of competitive products or services;

•
the public’s response to press releases or other public announcements by us or others, including our filings with the Securities and Exchange Commission (the “SEC”), announcements relating to litigation or significant changes to our key personnel;

•	the effectiveness of our internal controls over financial reporting;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	tax developments in the U.S., Europe or other markets;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline.

The price of our common stock could decline if securities analysts or other third parties publish inaccurate or unfavorable research about us.

The trading of our common stock is likely to be influenced by the reports and research that industry or securities analysts publish about us, our business, our market or our competitors. If  one or more securities or industry analysts downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more securities or industry analysts ceases to cover the Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will have broad discretion over the use of the proceeds from our initial public offering and may not apply those proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds we received from our initial public offering and you will be relying on its judgment regarding the application of these proceeds. We expect to use the net proceeds from the offering as described under the section of our Prospectus captioned “Use of Proceeds.” However, management may not apply the net proceeds of our initial public offering in ways that increase the value of your investment.

As an emerging growth company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We have utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management.

Our certificate of incorporation and by-laws contain provisions that could depress the trading price of our common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe advantageous. These provisions include:

•	authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	limiting the ability of stockholders to call a special stockholder meeting;

•	prohibiting stockholders from acting by written consent;

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon, voting together as a single class;

•	providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our by-laws; and

•
requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock, voting as a single class, to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, advance notification of stockholder nominations and proposals, calling special meetings of stockholders, forum selection and the liability of our directors, or to amend, alter, rescind or repeal our by-laws.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or by-laws, or (iv) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause to be included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.

We do not intend to pay any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, the terms of our debt instruments impose restrictions on our ability to declare dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls no later than for fiscal 2016. We qualify as an emerging growth company, and thus, we are exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable NASDAQ Global Select Market requirements, among other items. Establishing these internal controls will be costly and may divert management’s attention.

Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ Global Select Market rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities of the Company sold by the Company during the three months ended March 31, 2015. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(1)           On January 28, 2015, our board granted 96,666 stock option awards to certain employees with an exercise price of $5.01 per share and 36,660 stock option awards to certain employees with an exercise price of $9.36 per share. The issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering or Rule 701 thereunder. The offers, sales and issuances of the securities described in Item (1) were exempt from registration under the Securities Act under Rule 701 in that the transactions were made pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were the registrant’s employees and received the securities under the registrant’s 2015 Employee Stock Purchase Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

(b) Use of Proceeds

On March 25, 2015, our registration statement on Form S-1 (No. 333-202159) was declared effective for our initial public offering and on March 31, 2015, we consummated the initial public offering consisting of 8,050,000 shares of our common stock at a public offering price of $18.00 per share. The offering terminated after the sale of all securities registered in the offering. Goldman, Sachs & Co. acted as joint book-running managers for the offering. Needham & Company, Canaccord Genuity Inc. and Roth Capital Partners acted as co-managers. As a result of the offering, we received total net offering proceeds of $131.5 million, after deducting total expenses of $13.4 million, consisting of underwriting discounts and commissions of $10.1 million and offering related expenses payable by us of $3.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We maintain the funds received in cash and cash equivalents. Our principal uses of these proceeds will be for general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, (iii) any of the Company’s affiliates, or (iv) others.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5   OTHER INFORMATION

None.

ITEM 6  EXHIBITS

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document	To be filed by amendment.
101.SCH	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	To be filed by amendment.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.
Date: May 8, 2015	/s/ GUY SELLA
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 8, 2015	/s/ RONEN FAIER
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)