Form 10-Q/A
period 2015-03-31
SolarEdge Technologies Inc
filed 2015-06-01
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☒    No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,137,979 shares of Common Stock, par value $0.0001 per share, outstanding at June 1, 2015.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of SolarEdge Technologies, Inc. (the “Company” or “our”) for the quarter ended March 31, 2015, filed on May 8, 2015 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101.1 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits.

31.1
Rule 13a-14(a) Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015, File No. 001-36894).

31.2
Rule 13a-14(a) Certification of Principal Financial Officer (incorporated by reference to Exhibit 31.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015, File No. 001-36894).

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 as furnished with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015, File No. 001-36894).

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 as furnished with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015, File No. 001-36894).

*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

________________

* Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 2015	SOLAREDGE TECHNOLOGIES, INC. /s/ GUY SELLA
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: June 1, 2015	/s/ RONEN FAIER
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)