Form 10-K
period 2015-06-30
SolarEdge Technologies Inc
filed 2015-08-20
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to____
Commission File Number: 001-36894

SOLAREDGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5338862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 HaMada Street
Herziliya Pituach, Israel	4673335
(Address of Principal Executive Offices)	(Zip Code)
972 (9) 957-6620
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	NASDAQ (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

   Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock on March 31, 2015. Accordingly, there was no public market for the registrant’s common stock as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of August 19, 2015, there were 39,300,386 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Item 1. Business,” “Item 1A. Risk Factors” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new product developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

 Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our history of losses and limited period of profitability, which profitability may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to raise additional capital on favorable terms or at all;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets; and

•	the other factors set forth under “Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Introduction

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our system consists of our power optimizers, inverters and cloud-based monitoring platform and addresses a broad range of solar market segments, from residential solar installations to commercial and small utility- scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 1.7 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in 74 countries.

Historically, the solar PV industry used traditional string and central inverter architectures to harvest PV solar power. However, traditional inverter architectures result in energy losses as well as systemic challenges in design flexibility, safety and monitoring. More recently, microinverter technology was introduced in an attempt to resolve these challenges, but this technology has certain inherent limitations. We believe that our DC optimized inverter system, consisting of an inverter and distributed power optimizers, best addresses all of these challenges.

Our system allows for superior power harvesting and module management relative to traditional inverter systems by deploying power optimizers at each PV module while maintaining a competitive system cost by keeping the AC inversion and grid interaction centralized using a simplified DC-AC inverter. The entire system is monitored through our cloud-based monitoring platform that enables reduced system operation and maintenance (“O&M”) costs. Our system enables each PV module to operate at its own maximum power point (“MPP”), rather than a system-wide average, enabling dynamic response to real-world conditions, such as atmospheric conditions, PV module aging, soiling and shading and offering improved energy yield relative to traditional inverter systems. In addition to higher efficiency, our system’s installed cost per watt is competitive with traditional inverter systems of leading manufacturers and generally lower than comparable microinverter systems of leading manufacturers. Furthermore, our architecture allows for complex rooftop system designs and enhanced safety and reliability. Our technology and system architecture are protected by 52 awarded patents and 105 patent applications filed worldwide as of June 30, 2015.

We primarily sell our products directly to large solar installers and engineering, procurement and construction firms (“EPCs”) and indirectly to thousands of smaller solar installers through large distributors and electrical equipment wholesalers. Our customers include leading providers of solar PV systems to residential and commercial end users such as SolarCity, Vivint Solar, Inc. and SunRun Inc. We sell to key solar distributors and electrical equipment wholesalers as well as to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

We were founded in 2006 and began commercial shipments in 2010. As of June 30, 2015, we have shipped approximately 6.7 million power optimizers and 289,000 inverters. More than 100,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform.

Limitations of Existing Technologies

A solar PV system consists of PV modules, which produce direct current (“DC”) power when exposed to sunlight; an inverter, which transforms the DC power into alternating current (“AC”) power that is required by the electricity grid; and associated cabling, fuse boxes and mounting hardware. Traditionally, solar PV systems connected strings of solar PV modules to one or more inverters for this energy conversion.

Traditional inverter architecture still constitutes the vast majority of the PV inverter market, especially for larger commercial and utility installations. However, traditional inverter architecture suffers from significant inefficiencies leading to suboptimal power generation. These challenges include:

•
Module mismatch.  Traditional inverter systems are unable to consistently produce maximum energy from PV modules. Each PV module in a system has a unique power production profile driven by differences in manufacturing and installation parameters. The architecture of traditional inverter systems does not allow each PV module to operate at its unique MPP. When PV modules are wired in series in a traditional inverter architecture, the entire string’s output is reduced, sometimes correlated directly to the output of the lowest-performing PV module on the string. Output reduction can result from subtle variations in PV module composition, atmospheric conditions, soiling, individual PV module locations and orientations, or varying levels of PV module degradation over time.

•
Partial shading.  Many real-world factors can cause a subset of the PV modules in a system to be partially shaded, which can significantly affect the power output of the entire string. For instance, electric wires, a chimney or even adjacent solar panels may cast a shadow during particular hours of the day, or debris may accumulate. This partial shading reduces the yield of a traditional solar PV system by decreasing, or in extreme cases eliminating, power output from the shaded modules. Overall losses to system production from such partial shading can range from small to substantial.

•
Dynamic maximum power point tracking loss.  The MPP of a PV module shifts constantly throughout the day as a result of atmospheric conditions. A traditional inverter system’s inability to coordinate output on a module-by-module basis makes it difficult for the system to respond dynamically to the shifting MPP. This inability to respond to the shifting MPP can reduce the potential power output of a traditional solar PV system by 3-10%.

In addition to power losses, the traditional inverter architecture also has system design, installation and operational challenges, including:

•
Rooftop system design complexities.  A traditional inverter system requires each string to be of the same length, use the same type of PV modules and be positioned at the same angle toward the sun. Consequently, rooftop asymmetries and obstructions result in either wasted roof space or inefficient duplication of system components.

•
Safety hazards.  Traditional inverter systems cannot shut down the DC output voltage at the PV module level. The DC cables from these modules carry high voltages as long as the sun is shining, even when the traditional inverter or the grid connection has been shut down. This poses serious risks to installers, fire fighters and anyone else who performs work on or around the installation. Such safety hazards have recently prompted heightened safety installation and operation procedures and regulations in a growing number of geographies, compliance with which increases the cost of traditional PV systems.

•
No module level monitoring.  A traditional inverter system cannot track power output, temperature or any other attribute of a single PV module. Consequently, a system operator cannot perform remote diagnostics, track performance of PV system components or receive alerts about individual PV module status, and may be unaware of specific module-level problems or breakdowns.

The first generation of module level power electronics (“MLPE”) was the microinverter. This technology scaled down the traditional inverter to a size and power appropriate to a single PV module. By creating control and monitoring at the module level, microinverters solved certain challenges of the traditional inverter system architecture. However, microinverter architecture has its own limitations, such as:

•
Higher initial cost per watt and limited economies of scale.  Microinverters perform all the functionality of the traditional inverter, but at each PV module, and consequently a microinverter system has a significantly higher initial upfront cost of components relative to traditional inverter architecture. In addition, as every PV module must have its own microinverter, the cost per watt of a microinverter system does not decrease with scale. As such, microinverters are generally more expensive than traditional inverter systems on a cost per watt basis for residential installations and not economically viable relative to traditional inverter systems for large commercial and utility installations.

•
Grid Code Compliance.  With the growing penetration of solar energy, many utilities in individual U.S. states and Europe have adopted new sets of grid codes to preserve the stability of the electric grid. These grid codes require solar PV inverters to respond dynamically to variances in grid-wide voltage, which typically requires inverter hardware and software to be reengineered. The microinverter faces significant implementation challenges in complying with many of these new grid codes primarily due to its small size. In most cases, adaptation to these new grid codes would require added costs and complexities, limiting the ability of microinverters to address some markets.

The SolarEdge Solution

Our DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our solution consists of our power optimizers, inverters and cloud-based monitoring platform and addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.

The key advantages of our solution include:

•
Maximized PV module power output.  Our power optimizers provide module-level MPP tracking and real-time adjustments of current and voltage to the optimal working point of each individual PV module. This enables each PV module to continuously produce its maximum power potential independent of other modules in the same string, thus minimizing module mismatch and partial shading losses. By performing these adjustments at a very high rate, our power optimizers also solve the dynamic MPP losses associated with traditional inverters. Independent testing from Photon Laboratories as well as tests performed by PV Evolution Labs according to the National Renewable Energy Laboratory shade test have confirmed that our technology provides power harvesting that is superior to traditional inverter systems.

•
Optimized architecture with economies of scale.  Our system shifts certain functions of the traditional inverter to our power optimizers while keeping the DC to AC function and grid interaction in our inverter. As a result, our inverter is smaller, more efficient, more reliable and less expensive than inverters used in traditional inverter systems. The cost savings that we have achieved on the inverter enable our system to be priced at a cost per watt that is comparable with traditional inverter systems of leading manufacturers. As a PV system grows in size, our inverter benefits from economies of scale, making our technology viable for large commercial and utility-scale applications.

•
Enhanced system design flexibility.  Unlike a traditional inverter system that requires each string to be the same length, use the same type of PV modules and be positioned at the same angle toward the sun, our system allows significant design flexibility by enabling the installer to place PV modules in uneven string lengths and on multiple roof facets. This design flexibility:

•
increases the amount of the available roof that can be utilized for power production. Unlike traditional inverter systems, our system does not require each string to be the same length, use the same type of PV modules or be positioned at the same angle toward the sun. As a result, our system is significantly less prone to wasted roof space resulting from rooftop asymmetries and obstructions.

•
reduces the number of field change orders. For example, some installers use remote tools to estimate the size and configuration of an installation in connection with the customer acquisition process. This is especially common for high-volume residential arrays, where an exhaustive survey of rooftop obstructions would be uneconomical. In some cases, installers discover that their preliminary design, based on remote tools, cannot be implemented due to unexpected shading or other obstructions. With traditional inverter system designs, an obstructed module may require a significant system redesign and a modification of the customer contract to take into account the changed system design. Our DC optimized inverter solution enables an installer to compensate or adjust for most obstructions without materially changing the original design or requiring a modification to the customer contract.

•
Reduced balance of system costs.  Our DC optimized inverter system allows significantly longer strings to be connected to the same inverter (as compared to a traditional inverter system). This minimizes the cost of cabling, fuse boxes and other ancillary electric components. These factors together result in easier installation with shorter design times and a lower initial cost per watt, while enabling larger installations per rooftop.

•
Continuous monitoring and control to reduce operation and maintenance costs.  Our cloud-based monitoring platform provides full data visibility at the module level, string level, inverter level and system level. The data can be accessed remotely by any web-enabled device, allowing comprehensive analysis, immediate fault detection and alerts. These monitoring features reduce O&M costs for the system owner by identifying and locating faults, enabling remote testing and reducing field visits.

•
Enhanced safety.  We have incorporated module-level safety mechanisms in our system to protect installers, electricians and firefighters. Each power optimizer is configured to reduce output to 1 volt unless the power optimizer receives a fail-safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level. In recent years, new safety standards have been introduced in the U.S. and in Europe that require or encourage the installation of safety measures such as these. Our DC optimized inverters comply with the applicable safety requirements of the areas in which they are sold, providing incremental cost savings to installers by eliminating the need for additional hardware such as DC breakers, switches or fire-proof ducts required by traditional inverter systems.

•
High reliability.  Solar PV systems are typically expected to operate for at least 25 years under harsh outdoor conditions. High reliability is critical and is facilitated by systems and components that have low heat generation, solid and stable materials, and an absence of moving parts. We have designed our system to meet these stringent requirements. Our power optimizers dissipate much less heat than microinverters because no DC-AC inversion occurs at the module level. As a result, less heat is dissipated beneath the PV module, which improves lifetime expectancy and reliability of our power optimizers. Our power optimizers’ high switching frequency allows the use of ceramic capacitors with a low, fixed rate of aging and a proven life expectancy in excess of 25 years. Further, we use automotive-grade application specific integrated circuits (“ASICs”) that embed many of the required electronics into the ASIC. This reduces the number of components and consequently the potential points of failure.

Our Products

Our solution consists of a DC power optimizer, an inverter and a cloud-based monitoring platform that operate as a single integrated system:

SolarEdge Power Optimizer.  Our DC power optimizer is a highly reliable and efficient DC-to-DC converter which is connected by installers to each PV module or embedded by PV module manufacturers into their modules as part of the manufacturing process. Our power optimizer increases energy output from the PV module to which it is connected by continuously tracking the MPP of each module and controlling its working point. The power optimizer’s ability to track the MPP of each PV module and its ability to increase or decrease its output voltage, enables the inverter’s input voltage to remain fixed under a large variety of string configurations. This feature enhances flexibility in PV system designs, enabling use of different string lengths in a single PV system connected to the same inverter, use of PV panels situated on multiple orientations connected to the same inverter and using varied PV module types in the same string. In addition, our power optimizers monitor the performance of each PV module and communicates this data to our inverter using our proprietary power line communication. In turn, the inverter transmits this information to our monitoring server. Each power optimizer is equipped with our proprietary safety mechanism which automatically reduces the output voltage of each power optimizer to 1V unless the power optimizer receives a fail-safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level.

Our power optimizers are designed to withstand high temperatures and harsh environmental conditions, and contain multiple bypass features that localize failures and enable continued system operation in the vast majority of cases of power optimizer failure. Our power optimizers are compatible with the vast majority of modules on the market today and carry a 25-year product warranty. Our power optimizers are designed to be used with our inverters as well as third party inverters to provide power optimization. Monitoring and safety features can also be achieved with third party inverters by adding supplemental communications hardware. During fiscal 2013, 2014 and 2015 revenues derived from the sale of power optimizers represented 48.5%, 48.8% and 48.8% of total revenues, respectively.

SolarEdge Inverter.  Our DC-to-AC inverters contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability and are designed to work exclusively with our DC power optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our power optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our power optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficiency at all times and therefore is more cost-efficient, energy efficient and reliable. Like our power optimizers, our inverters are designed to withstand harsh environmental conditions. Since the power rating of an inverter determines how many PV modules it can serve, larger installations require inverters with higher power ratings. We currently offer our second generation of inverters which come in two models: a one-phase inverter designed to address the residential market (2.2 kilowatts (“kW”) to 11.4 kW) and a three-phase inverter designed to address the residential market in certain European countries and the commercial market (4 kW to 33.3 kW). In June 2015, we introduced an extended commercial solution that consists of various inverters, sized 25kW, 27.6kW, and 33.3kW for the Europe, Middle East, Africa and Asia Pacific markets and 14.4kW and 33.3kW for the North American market. These inverters which are identical in size and enclosure as other SolarEdge inverters are designed for commercial installations, reduce the number of required inverters and increase the system return on investment. Each of our inverters are sold with a 12-year warranty that is extendable to 20 or 25 years for an additional cost. During fiscal 2013, 2014 and 2015, revenues derived from the sale of inverters represented 44.8%, 46.6% and 48.3 % of total revenues, respectively.

SolarEdge Monitoring Software.  Our cloud-based monitoring software collects power, voltage, current and system data sent from our inverters and power optimizers and allows users to view the data at the module level, string level, inverter level and system level from any browser or from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential problems. The monitoring software includes features which are used on a routine basis by integrators, installers, maintenance staff, and system owners to improve a solar PV system’s performance by maximizing solar power harvesting and reducing O&M costs by increasing system up-time and detecting PV module performance issues more effectively. Connection to the monitoring server is completed during installation by the installer. The installer then receives full access to system data through the monitoring software and can select the amount of data to be shared with the system owner.

Product Roadmap

Our products reflect the innovation focus and capabilities of our technology departments. Our product roadmap is divided into four categories: power optimizers, inverters, monitoring services and energy storage.

Power Optimizers.  We currently sell our third generation power optimizer which was designed for fully automated assembly and which is based on our third generation ASIC. A key element of our reliability strategy, and a significant differentiator relative to our competitors, is our use of proprietary ASICs to control, among other things, our power optimizer’s power conversion, safety features, and PV module monitoring. Instead of using large numbers of discrete components, our power optimizer uses a single proprietary ASIC, thus reducing the total number of components in an electrical circuit and thereby improving reliability. We are in the final stages of testing our fourth generation ASIC and we expect to begin commercial shipments of our fourth generation power optimizers in the first half of 2016. In addition, we are also in the final stage of developing all the necessary subsystems for the fifth generation ASIC which will be used in our fifth generation power optimizer. Each new ASIC generation has reduced the number of components required and meaningfully improved the efficiency of the power optimizer. The efficiency improvement reduces the energy losses which in turn reduces the amount of heat dissipation. This enables design of a more cost effective and usually smaller enclosure and also keeps the electronics cooler, thereby improving the power optimizer’s reliability.

Inverters.  Our inverter roadmap is intended to serve three purposes: (i) expand addressable market by developing new and larger inverters designed specifically for larger commercial installations and utility-scale projects; (ii) improve the electronics to increase the total power throughput without changing the existing enclosure, thereby reducing the actual cost per watt and increasing economies of scale and (iii) improve ease of installation by integrating additional functionality required in certain installations in order to reduce costs of additional hardware and labor costs. We are currently developing a third generation high frequency inverter that is intended to bring significant efficiency improvements and thereby to reduce heat dissipation, enclosure size and cost as well as size and cost of passive components such as the main inductor and capacitors.

Monitoring Services.  Our cloud-based monitoring server is continuously growing by the amount of data aggregated. We are continuously developing tools to accommodate our growth and further enhance our service offering. Specifically, we plan to increase data compression in order to enable support for a rapidly increasing number of field systems while using low-cost equipment. In addition, we plan to improve our reporting systems and enable users to obtain self-generated customized reports. We also expect to expand algorithms that detect and pinpoint problems that can affect power production in field systems. We further plan to add more capabilities through our public application program interface to allow users to build and integrate our system into their own systems and to allow users to build and share useful applications based on monitoring data gathered by our software.

Energy Storage.  The ability to efficiently store and manage electric energy is expected to further accelerate the growth of the global solar market. We believe that by optimizing each battery, we can improve the depth of charge and discharge as well as flexibility and longevity of battery bank life. We are in the initial development stages of technology based on our current system architecture and patents that includes a DC-based solution for optimizing battery storage systems. We believe that this solution, combined with energy efficiency functionality, will present a significant growth opportunity.  In addition we have developed solutions to allow our inverters to support third party batteries for energy storage, such as the Tesla Powerwall. These inverters are expected to be available in the fourth calendar quarter of 2015 and are designed to provide smart energy functions such as maximizing self-consumption, programming use of energy in desired hours of the day and home energy backup solutions. .

Sales and Marketing Strategy

Since commencing sales activities in early 2010, our strategy has been to focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Today, our products have been installed in 74 countries, including the U.S., Australia, Belgium, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands, Singapore and the United Kingdom.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. In the U.S., Germany, Italy, the United Kingdom and Australia, our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies that are active in solar PV. We anticipate that an increasing percentage of solar PV equipment sales will also occur through electrical equipment wholesalers who sell to a broad range of electrical contractors, and we are focused on cultivating these global relationships. As of June 30, 2015, approximately 9,745 installers around the world have installed SolarEdge solar PV systems, including an average of 300 new installers per month since the beginning of 2015. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

Additionally, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars and partner trainings to show them how best to design, sell and implement our technology in their projects.

Our sales strategy and the entrepreneurial culture of our Company have allowed us to react quickly to trends in the countries in which we sell our products. For example, in response to the abrupt cut in feed-in tariffs in Europe in 2012, we shifted our focus to the U.S. and ended fiscal 2015 with 73.3% of our revenues from the U.S., as compared to 7.6% in fiscal 2012.

Our Customers

Our largest customer in fiscal 2015 was SolarCity, the largest independent solar power provider in the U.S. SolarCity accounted for 19.1 % of our revenues in fiscal 2014 and 24.6% of our revenues in fiscal 2015. We also derive a significant portion of our revenues from key solar distributors and electrical equipment wholesalers in the U.S. and worldwide, however none of these customers represented more than 10% of our revenues in fiscal 2015.

Training and Customer Support

We offer our installer base a comprehensive package of customer support and training services which include pre-sales support, ongoing trainings, and technical support before, during, and after installation. We also provide customized support programs to PV module manufacturers, large installers and distributors to help prioritize and track support issues, thereby enabling short cycle times for issue resolution. In 2015, we conducted approximately 290 training events in 15 countries, with an aggregate of approximately 4,200 attendees.

We offer a wide variety of training, including hands-on and on-demand video sessions and online product and training materials. We support our commercial system customers with design consulting throughout their sales process and installation. Our technical support organization includes local expert teams, call centers in California, Germany and Israel, and an online service portal. Our toll-free call centers are open Monday through Friday from 9:00 a.m. to 8:00 p.m. in every region in which we sell our products. In addition, customers can open and track support cases 24/7 utilizing our online portal. All support cases are monitored via a customer relationship management system in order to ensure service, track closure of all customer issues and further improve our customer service. Our call centers have access to our cloud-based monitoring platform database, which enables real-time remote diagnostics.

Customer service and satisfaction has been a key component of our business and we expect it to continue to be integral to our success in the future. We maintain high levels of customer engagement through our call centers in California, Germany and Israel. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. As of June 30, 2015, our customer support and training organization consisted of 61 employees worldwide.

Our Technology

We have drawn on our expertise in the fields of power electronics, magnetic design, mechanical and heat dissipation capabilities, control loops and algorithms and power line communications to design and develop what we believe to be the most advanced commercial solutions for harvesting power from solar PV systems. Our advanced technologies are explained in more detail below.

Power optimizers

Our power optimizers are DC/DC step up/step down (buck-boost) converters designed and developed to operate in harsh outdoor environments at very high conversion efficiency. Our power optimizers include proprietary power electronics customized to efficiently convert power from the PV module to the inverter. The conversion topology and components are all designed for the power optimizer specifications and verified for consistent performance and reliability in numerous lab tests and simulations. We also design and utilize custom magnetic cores and windings to maximize the density of the power optimizer while maintaining optimal thermal performance.

A key factor in the performance of our power optimizer is determined by the digital control algorithms and closed-loop mechanism. The power optimizer’s control is built into our advanced ASIC which is responsible for all critical digital control functions of the power optimizer, including detailed power analysis, digital control of the power conversion subsystem and power line communications and networking. Since each power optimizer handles the power and voltage of a single module, we are able to reach a high degree of semiconductor integration by leveraging low cost silicon in standard semiconductor packages. As a result, much of the functionality of our power optimizer can be integrated into a standard complementary metal-oxide semiconductor ASIC instead of discrete electrical components, resulting in lower costs and higher reliability.

The ASIC performs the critical power analysis and power conversion control functions of the power optimizer. The power analysis function processes the status and working parameters at the power optimizer’s input and output and, together with advanced digital control and state machine logic, controls the power conversion function. In addition, our digital control system uses an innovative predictive control technology that allows the solar PV installation to anticipate and adapt to changing operating conditions and protect against system anomalies.

Each power optimizer in the array is connected to the inverter by a power line communications networking link. Our power line communications link uses a proprietary networking technology that we developed utilizing the existing DC wiring between the power optimizers and the inverter to transmit and receive data between these devices.

Inverters

Our inverter is designed for single-stage DC/AC conversion. The control loop maintains a fixed DC voltage level at its input thereby allowing for longer, uneven and multi-faceted strings while also enabling custom, cost efficient and reliable inverter design and component selection. All of the power components, as well as the main magnetic components for our inverters, can then be optimized for DC/AC inversion at high efficiency.

The digital control algorithms of our inverters are implemented using programmable digital signal processors which allow for flexibility and adaptation of control loops for various grids and for the requirements and standards of various grid operators across geographies. We have already implemented the control mechanisms necessary to support advanced grid codes and standards that are required to support high penetration of solar energy into the grid.

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate and localize. We have entered into outsourcing contracts with two of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc. and Flextronics Industrial Ltd. By using these contract manufacturers rather than building our own manufacturing infrastructure, we are able to access advanced manufacturing equipment, processes, skills and capacity on a “capital light” budget. Our contract manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end of line testing equipment. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. Further, contracting with global providers such as Jabil and Flextronics gives us added flexibility to manufacture certain products in China, closer to target markets in Asia and the North American west coast and other products in Hungary, closer to target markets in Europe and the North American east coast, potentially increasing responsiveness to customers while reducing costs and delivery times.

We have completed the development of our first proprietary automated assembly line for use at the Hungary Flextronics manufacturing plant and it is expected to be operative in the third calendar quarter of 2015. We expect the automated assembly line to enable us to scale production of our power optimizers, decrease labor costs, and improve quality levels. Once production is operating at full capacity, we expect the automated assembly line to be capable of producing approximately 1.8 million power optimizers per year. This automated assembly line can also be replicated and deployed to additional production facilities. We have designed and are responsible for funding all of the capital expenses associated with this automated assembly line. We are investing resources in additional automated assembly lines, and we will own and be responsible for funding all of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines are not significant and will be funded out of our cash flows.

Reliability and Quality Control

Our power optimizers are either connected to each PV module by installers, or embedded in each PV module by PV module manufacturers. Our power optimizers are designed to be as reliable as the PV module itself and capable of withstanding the same operating and environmental conditions.

Our reliability methodology includes a multi-level plan with design analysis by in-house and external experts, sub-system testing of critical components by Accelerated Life Testing, and integrative testing of design prototypes by Highly Accelerated Life Testing and large sample groups. As part of our reliability efforts, we subject components to industry standard conditions and tests including in accelerated life chambers that simulate burn-in, thermal cycling, damp-heat and other stresses. We also test complete products in stress tests and in the field. Our rigorous testing processes have helped us to develop highly reliable products.

In order to verify the quality of each of our products when it leaves the manufacturing plant, each component, sub-assembly, and final product are tested multiple times during production. These tests include Automatic Optical Inspection, In-Circuit Testing, Board- and Component-Level Functional Testing, Safety Testing and Integrative Stress Testing. We employ a serial number-driven manufacturing process auditing and traceability system that allows us to control production line activities, verify correct manufacturing processes and to achieve item-specific traceability.

As a part of our quality and reliability approach, failed products from the field are returned and subjected to root cause analysis, the results of which are used to improve our product and manufacturing processes and further reduce our field failure rate.

Certifications

Our products and systems comply with the applicable regulatory requirements of the jurisdictions in which they are sold as well as all other major markets around the world, collectively covering approximately 80% of the global solar PV market as measured by MW capacity shipped. These include safety regulations, electromagnetic compatibility standards and grid compliance.

Research and Development

We devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs of our products and systems. Our development strategy is to identify features, products and systems for both software and hardware that reduce the cost and improve the effectiveness of our solutions for our customers. We measure the effectiveness of our research and development by metrics including product unit cost, efficiency, reliability, power output and ease of use.

We have a strong research and development team with wide-ranging experience in power electronics, semiconductors, power line communications and networking, and software engineering. In addition, many members of our team have expertise in solar technologies. As of June 30, 2015, our research and development organization had a headcount of 188 people. Our research and development expense, net totaled $15.8 million, $18.3 million and $22.0 million for fiscal 2013, 2014 and 2015, respectively.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of June 30, 2015, we had 38 issued U.S. patents, 14 issued non-U.S. patents, 48 patent applications pending for examination in the U.S. and 57 patent applications pending for examination in other countries, all of which are related to U.S. applications. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control and management systems. Our issued patents are scheduled to expire between 2027 and 2033. We continually assess opportunities to seek patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.

We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

All of our research and development personnel are required to enter into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us.

Our customers and business partners are required to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Competition

The markets for our products are competitive, and we compete with manufacturers of traditional inverters and manufacturers of other MLPE, including microinverters and power optimizers. The principal areas in which we compete with other companies include:

•	product and system performance and features;

•	total cost of ownership;

•	PV module compatibility and interoperability;

•	reliability and duration of product warranty;

•	customer service and support;

•	breadth of product line;

•	local sales and distribution capabilities;

•	compliance with applicable certifications and grid codes;

•	size and financial stability of operations; and

•	size of installed base.

Our DC optimized inverter system competes principally with products from traditional inverter manufacturers, such as SMA Solar Technology AG, ABB Ltd. and KACO new energy GmbH. In the North American residential market, we compete with traditional inverter manufacturers, as well, as microinverter manufacturers such as Enphase Energy, Inc.  Many traditional inverter manufactures, such as SMA Solar Technology AG and ABB Ltd. have recently introduced microinverter products. In addition, several new entrants to the MLPE market, including low-cost Asian manufacturers, have recently announced plans to ship or have already shipped similar products. We believe that our DC optimized inverter system offers significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies.

Government Incentives

U.S. federal, state, and local government bodies, as well as non-U.S. government bodies, provide incentives to owners, end users, distributors and manufacturers of solar PV systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar PV systems from property tax assessments. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time. The following is a summary of the major current government subsidies and economic incentives in the key jurisdictions where our customers operate.

United States

The U.S. federal government provides an uncapped investment tax credit that allows a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar PV system placed in service on or before December 31, 2016. This credit is scheduled to reduce to 10% effective January 1, 2017. The federal government also permits accelerated depreciation for eligible solar PV systems. In addition, approximately half of the U.S. states offer an additional personal and/or corporate investment or production tax credit for solar. Further, more than half of the U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems.

Most U.S. states have instituted a “net metering” regulatory policy, which allows a solar PV system owner to connect an on-site solar PV system to the utility grid and offset purchases of electricity from the utility with energy generated by the solar PV system and exported to the grid. Many states also have adopted procurement requirements for renewable energy production, including renewable portfolio standards that require utilities to procure a percentage of electricity delivered from renewable energy sources, such as solar PV systems. To prove compliance with such mandates, utilities typically must surrender renewable energy certificates (“RECs”). Solar PV system owners often are able to sell RECs to utilities directly or in REC markets.

Many utilities and state governments offer a rebate or other cash incentive for the installation and operation of a solar PV system. These include “upfront” rebates that provide cash payments based on the cost, size or expected production of a solar PV system as well as performance-based incentives that provide cash payments based on the energy generated over a period.

Europe

Historically, European solar power incentives were robust. Recently, however, several European governments have scaled back their solar power incentives under austerity measures adopted in response to the Eurozone economic crisis. In particular, subsidies have been reduced or eliminated in countries including Germany and Italy. In June 2012, the German government passed an amendment to its renewable energy law (EEG) 2012, which reduced the available PV feed-in tariff rate, revised the volume-based digression schedule, limited the amount of electricity that PV generators can export to the grid and added a 52 gigawatt capacity limit, after which subsidies under the EEG will cease altogether. In September 2012, Germany further reduced feed-in tariffs for roof-based systems while reducing or eliminating feed-in tariffs for ground-based systems. In July 2013, the Italian government discontinued feed-in tariff payments for new solar PV projects. In some of European countries, solar power incentives have been challenged as unconstitutional or unlawful.

Other European countries have continued to offer significant solar energy incentives. The Netherlands has instituted new incentives in recent years, including tax deductions, grants toward equipment purchases and a feed-in tariff. However, the feed-in tariff is generally not available for residential installations, and the aggregate incentive funds are limited. France instituted an incentive system in March 2011, providing feed-in tariffs and a bidding process for system operators to sell electricity from new solar projects to the state-owned electricity company. However, the feed-in tariff was subsequently reduced.

Employees

As of June 30, 2015, we had 440 full-time employees. Of these full-time employees, 188 were engaged in research and development, 115 in sales and marketing, 106 in operations and support and 31 in general and administrative capacities. Of our employees, 282 were based in Israel, 73 were based in the U.S., 36 were based in China, 28 were based in Germany and an additional 21 were based in other countries in Europe.

None of our employees are represented by a labor union. We have not experienced any employment related work stoppages, and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this annual report. The risks and uncertainties described below are not the only ones we face. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected. In particular, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Our Industry

We have a history of losses and we cannot be certain that we will sustain profitability in the future.

We incurred net losses of $28.2 million and $21.4 million for fiscal 2013 and 2014, respectively, and the first fiscal year where we were profitable was fiscal 2015, achieving a net profit of $21.1 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with marketing and developing our products, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and hiring additional personnel. In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenues will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations.

Further, revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to sustain profitability.

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

We have only been in existence since 2006 and our first full fiscal year of commercial shipments was 2011. Much of our growth has occurred in recent periods. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. The viability and demand for solar energy solutions, and in turn, our products, may be affected by many factors outside of our control, including:

•	cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;

•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;

•	the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;

•	prices of traditional carbon-based energy sources;

•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and

•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

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

In addition, several jurisdictions have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement total without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. For example, in May 2014, Ohio froze renewable portfolio requirements at current levels. Proposals to extend compliance deadlines, reduce targets or repeal standards have also been introduced in a number of states. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

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

Most U.S. states have adopted some form of net metering. However, net metering programs have recently come under regulatory scrutiny in some U.S. states due to challenges alleging that net metering policies inequitably shift costs onto non-solar ratepayers by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. Generally, the programs have been upheld in their current form, though some were subject to minor modification and others, have been designated for additional regulatory review in the next few years. We cannot assure you that the programs will not be significantly modified following these reviews.

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

An increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a solar PV system and could reduce the demand for solar systems and thus demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to develop, build or purchase a solar PV system. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers, the end-users to secure the financing necessary to develop, build, purchase or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. An increase in interest rates could lower such end-user’s return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause such end-users to seek alternative investments.

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizer, inverter and solar PV system monitoring products, which could negatively affect our results of operations and market share.

The market for solar PV solutions is highly competitive. We principally compete with traditional inverter manufacturers as well as microinverter manufacturers. Currently, our DC optimized inverter system competes with products from traditional inverter manufacturers, and microinverter manufacturers, as well as emerging technology companies offering alternative optimizer, microinverter or other MLPE products. Several traditional inverter manufacturers have recently introduced or announced plans to introduce microinverter products. In addition, several new entrants to the MLPE market, including low-cost Asian manufacturers, have recently announced plans to ship or have already shipped products in markets in which we sell our products. We expect competition to intensify as new and existing competitors enter the MLPE market.

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

Significant developments in alternative technologies, such as advances in other forms of distributed solar PV power generation, storage solutions, such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production, may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

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

We rely on commercial ocean transportation for the delivery of a large percentage of our products to our customers in North America. We also rely on more expensive air transportation when ocean transportation is not available or compatible with the delivery time requirements of our customers. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, and other factors, such as labor strikes and work stoppages, not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted. In the first calendar quarter of 2015, contentious negotiations between the Pacific Maritime Association and the International Longshore & Warehouse Union resulted in port slowdowns caused port congestion and major delays in the transfer of cargo in the United States West Coast. Accordingly, in the quarter ended March 31, 2015 we shipped a higher percentage of our products to our customers in North America via air transportation. Material interruptions in service or stoppages in transportation, such as the aforementioned dispute, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could materially and adversely impact our business, results of operations and financial condition.

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

The requirements of being a public company may strain our resources and divert management’s attention

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations requires significant legal and financial compliance and demands on our systems and resources and makes some activities more difficult, time-consuming or costly than if we were a private company. As certain additional securities rules and regulations become applicable to us, our legal and financial compliance costs may increase. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more employees in the future which would increase our costs and expenses.

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

For fiscal 2015, SolarCity one of the largest independent solar power providers in the U.S., accounted for 24.6% of our revenues. Our next five largest customers for fiscal 2015, together, accounted for 29.9 % of our revenues. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. Although we have agreements with some of our largest customers, these agreements do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our planned expansion into new markets could subject us to additional business, financial and competitive risks.

In fiscal 2015, we sold our products to approximately 210 direct customers in 39 countries, including the U.S., Australia, Belgium, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands and the United Kingdom. We intend to introduce new products targeted at large commercial and utility-scale installations and to expand into other international markets. Our success in these new product and geographic markets will depend on a number of factors, including our ability to develop solutions to address the requirements of the large commercial and utility-scale solar PV markets, timely qualification and certification of new products for large commercial and utility-scale solar PV installations, acceptance of power optimizers in solar PV markets in which they have not traditionally been used and our ability to manage increased manufacturing capacity and production.

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

Failure to develop and introduce these new products successfully or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets could adversely affect our revenues and our ability to sustain profitability.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 8,400 inverters and approximately 181,000 power optimizers in fiscal 2011, our first full fiscal year of commercial shipments, to annual product sales exceeding 152,000 inverters and 3.6 million power optimizers in fiscal 2015. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

We have a revolving line of credit from Silicon Valley Bank (“SVB”). The SVB credit facility restricts our ability to take certain actions such as borrow money, grant liens, pay dividends, dispose of assets, or engage in certain transactions. Our credit agreement with SVB also requires us to maintain certain EBITDA and liquidity levels. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under the credit facility are secured by substantially all of our assets, including all of our intellectual property, which limits our ability to provide collateral for additional financing. Nevertheless, we and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar restrictions or collateral packages. A breach of any of these covenants, or a failure to pay principal or interest when due, could result in a variety of adverse consequences, including the acceleration of our indebtedness. Our assets and cash flow may not be sufficient to fully repay borrowings if some or all of our indebtedness is accelerated. Acceleration could result in the foreclosure by the lenders on our assets that secure the credit facility.

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

Although our financial results are reported in U.S. dollars, U.S. dollar revenues accounted for 78.2 % of our revenues in fiscal 2015. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll) and, to a lesser extent, the Euro and other currencies. Our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products. Our prices are denominated primarily in U.S. dollars. If there is a significant devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by entering into forward hedging transactions to sell Euro for U.S. dollars at a predefined rate, and maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, to a lesser extent, the New Israeli Shekel and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

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

In fiscal 2015, we received a total of $0.4 million from the Office of the Chief Scientist in the Israel Ministry of Economy (“OCS”). We do not expect to receive additional grants from the OCS in fiscal 2016. The terms of the previous grants require us to pay royalties at a rate of 4% to 4.5% on sales of products developed under these grants, up to the total grant amount, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984 (the “R&D Law”), and related regulations, with respect to those past grants. When a company develops know-how, technology or products under an OCS grant, the grant terms and the R&D Law restrict the transfer outside of Israel of such know-how without the prior approval of the OCS. Consequently, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of know-how related to those aspects of our technologies. The OCS may impose conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approval at all.

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

Risks Related to the Ownership of Our Common Stock

We cannot assure you that our stock price will not decline or not be subject to significant volatility.

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in March 2015 at a price of $18.00 per share, the reported high and low prices of our common stock has ranged from $19.49 to $43.00 per share, through June 30, 2015.  The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

•	the addition or loss of significant customers;

•	changes in laws or regulations applicable to our industry, products or services;

•	speculation about our business in the press or the investment community;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading levels of our shares;

•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our significant stockholders, officers and directors;

•	the expiration of contractual lock-up agreements;

•	the development and sustainability of an active trading market for our common stock;

•	success of competitive products or services;

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

            Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial cost and divert our management’s attention from other business concerns, which could seriously harm our business.

The price of our common stock could decline if securities analysts or other third parties publish inaccurate or unfavorable research about us or if one or more of our analysts ceases to cover us or to regularly publish reports about us.

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

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Upon expiration of the underwriters’ lock-up from our initial public offering, which currently scheduled to be released on September 22, 2015, approximately 30.7 million shares of our outstanding common stock and approximately 3.6 million shares of common stock underlying vested stock options will become eligible for sale, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy.  Holders of up to approximately 29.9 million of these shares of our common stock, or 76.1% of our total outstanding common stock, based on shares outstanding on August 19, 2015, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.  If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of common stock in the public market following the expiration of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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

•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 662/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon, voting together as a single class;

•	providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our by-laws; and

•
requiring the affirmative vote of holders of at least 662/3% of the voting power of all of the then outstanding shares of common stock, voting as a single class, to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, advance notification of stockholder nominations and proposals, calling special meetings of stockholders, forum selection and the liability of our directors, or to amend, alter, rescind or repeal our by-laws.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or by-laws, or (iv) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause that is included in our certificate of incorporation, a court outside of Delaware could rule that such a provision is inapplicable or unenforceable.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Herziliya Pituach, Israel, in an office consisting of approximately 56,000 square feet of office, testing and product design space. We have a ten-year lease on our corporate headquarters, which expires on December 31, 2024.

In addition to our corporate headquarters, we lease approximately 27,000 square feet of general office space in Fremont, California, under a lease that will expire on March 31, 2020. We also lease sales and support office space in the U.S., China, Germany and the Netherlands.

We outsource all manufacturing to manufacturing partners, and currently do not own or lease any manufacturing facilities.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

On January 9, 2015, a patent infringement lawsuit was filed by Beacon Power LLC, a Delaware limited liability company (“Beacon”), against the Company and a third party in the United States District Court for the Western District of Texas, San Antonio Division which alleges infringement by the Company of two U.S. patents. On March 9, 2015, the Company and Beacon entered into a patent purchase agreement under which the Company agreed to purchase all rights in the aforementioned patents and Beacon agreed to dismiss all outstanding claims against the Company. In July 2015 the Company completed the acquisition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share, began trading on the NASDAQ Global Select Market on March 26, 2015, where prices are quoted under the symbol “SEDG”.

Holders of Record

As of June 30, 2015, there were 33 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number stockholders represented by these record holders.

Price Range of Our Common Stock

The following table set for the high and low sales prices for our common stock for the third quarter (from the first day of trading of our common stock on March 26, 2015) and the fourth quarter of fiscal 2015, in each case as regularly on the NASDAQ Global Select Market:

Fiscal Year 2015	High	Low

Third Quarter (March 26, 2015 – March 31, 2015)	$22.5	$19.49
Fourth Quarter (April 1, 2015 – June 30, 2015)	$43.0	$21.71

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, the terms of our debt instruments prohibit us from paying cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 18, 2015, Kreos Capital IV (Expert Fund) Limited (“Kreos”) exercised its D-1 warrants and we issued 154,768 shares of common stock related thereto

On March 25, 2015, our registration statement on Form S-1 (No. 333-202159) was declared effective for our initial public offering and on March 31, 2015, we consummated the initial public offering consisting of 8,050,000 shares of our common stock at a public offering price of $18.00 per share. The offering terminated after the sale of all securities registered in the offering. Goldman, Sachs & Co. and Deustche Bank Securities Inc. acted as joint book-running managers for the offering. Needham & Company, Canaccord Genuity Inc. and Roth Capital Partners acted as co-managers. As a result of the offering, we received total net offering proceeds of $131.2 million, after deducting total expenses of $13.7 million, consisting of underwriting discounts and commissions of $10.1 million and offering related expenses of $3.6 million the majority of which have been paid by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We maintain our funds received in cash and cash equivalents. Our principal use of proceeds from the initial public offering is for general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, (iii) any of the Company’s affiliates, or (iv) others.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities by the issuer and affiliated purchases during the quarterly period ended June 30, 2015.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from March 26, 2015 (using the price of which our shares of common stock were initially sold to the public) to June 30, 2015 to that of the total return of the Nasdaq Composite Index and the MAC Global Solar Energy Index. The comparison assumes $100 was invested in our common stock on March 26, 2015 and in each of the forgoing indices on March 26, 2015 and assumes the reinvestment of dividends. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

The selected consolidated statement of operations data for each of fiscal 2013, 2014 and 2015 and the selected consolidated balance sheet data as of June 30, 2014 and 2015 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for fiscal 2011 and 2012 and the selected consolidated balance sheet data as of June 30, 2011, 2012 and 2013 are derived from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of our results to be expected in any future period. These selected financial data should be read together with our consolidated financial statements and the related notes, as well as the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

	Fiscal Year Ended June 30,
	2011	2012	2013	2014	2015

	(In thousands)
Consolidated Statements of Operations Data:
Revenues	$23,227	$75,351	$79,035	$133,217	$325,078
Cost of revenues	30,034	76,028	74,626	111,246	243,295
Gross profit (loss)	(6,807)	(677)	4,409	21,971	81,783
Operating expenses:
Research and development, net	10,857	13,783	15,823	18,256	22,018
Sales and marketing	5,464	9,926	12,784	17,792	24,973
General and administrative	3,543	3,074	3,262	4,294	6,535
Total operating expenses	19,864	26,783	31,869	40,342	53,526
Operating income (loss)	(26,671)	(27,460)	(27,460)	(18,371)	28,257
Financial expenses	1,093	287	612	2,787	5,077
Other expenses	—	—	—	—	104
Income (loss) before taxes on income	(27,764)	(27,747)	(28,072)	(21,158)	23,076
Taxes on income	21	36	108	220	1,955
Net income (loss)	$(27,785)	$(27,783)	$(28,180)	$(21,378)	$21,121
Net basic earnings (loss) per share of common stock	$(10.38)	$(10.30)	$(10.28)	$(7.64)	$0.30
Net diluted earnings (loss) per share of common stock	$(10.38)	$(10.30)	$(10.28)	$(7.64)	$0.27
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	2,678,040	2,698,093	2,741,370	2,798,894	11,902,911
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	2,678,040	2,698,093	2,741,370	2,798,894	15,269,448

	At June 30,
	2011	2012	2013	2014	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,493	$19,437	$13,142	$9,754	$144,750
Total assets	19,625	55,894	49,086	74,998	305,658
Total debt	—	3,515	12,823	20,244	-
Total stockholders’ equity (deficiency)	$(61,119)	$(87,990)	$(115,014)	$(135,294)	$166,944

Key Operating Metrics

We regularly review a number of metrics, including the key operating metrics set forth in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate projections and make strategic decisions.

	Fiscal Year Ended June 30,
	2013	2014	2015
Inverters shipped	36,088	61,999	150,428
Power optimizers shipped	890,445	1,357,251	3,533,528
Megawatts shipped(1)	239	365	920
_______________________
(1)
Calculated based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance Measures”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Annual Report on Form 10-K captioned “Selected Consolidated Financial Data and Other Data” and “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this  annual report captioned “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

Overview

We are a leading provider of intelligent inverter solutions that are changing the way power is harvested and managed in solar PV systems. Our DC optimized inverter solution maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system. Our systems allow for superior power harvesting and module management by deploying power optimizers at each PV module while maintaining a competitive system cost by using a simplified DC-AC inverter. Our systems are monitored through our cloud-based monitoring platform that enables lower system operating and maintenance (“O&M”) costs. We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

We are a leader in the global module level power electronics (“MLPE”) market according to GTM Research, and as of June 30, 2015, we have shipped approximately 6.7 million power optimizers and 289,000 inverters. Approximately100,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of June 30, 2015, we have shipped approximately 1.7 GW of our DC optimized inverter systems. Our products are sold in approximately 39 countries, and are installed in solar PV systems in 74 countries.

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

In fiscal 2015, we sold our products to approximately 210 direct customers in 39 countries and as of June 30, 2015, approximately 9,782indirect customers had registered with us through our cloud-based monitoring platform. With the exception of SolarCity, which accounted for 24.6% of our revenues in fiscal 2015, no customer accounted for more than ten percent of our fiscal 2015 revenues. As a result of the rapid growth of U.S. solar PV installations, the U.S. has become the largest market for our products, accounting for 73.3% of our revenues in fiscal 2015.

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

•	In 2014, we shipped our three millionth power optimizer.

•	In March 2015, we completed our initial public offering and started to trade on the NASDAQ Global Select Market under the ticker SEDG.

We have achieved substantial growth since we commenced commercial shipments in fiscal 2010. Our revenues were $79.0 million, $133.2 million and $325.1 million for fiscal 2013, 2014 and 2015, respectively. Gross margins were 5.6%, 16.5% and 25.2%, for fiscal 2013, 2014 and 2015, respectively. Net losses were $28.2 million and $21.4 million for fiscal 2013 and 2014, respectively and net profit was $21.1 million for fiscal 2015.

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

Performance Measures

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

We outsource our manufacturing to third-party manufacturers and negotiate product pricing on a quarterly basis. Our third-party manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end of line testing equipment (which resulted in capital expenditures of $1.0 million and $2.8 million for fiscal 2014 and 2015, respectively). We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. We also procure strategic and critical components from various approved vendors on behalf of our contract manufacturers. At times, higher than anticipated demand has exceeded the production capacities of these manufacturers. These production shortfalls, as well as shortages in the supply of certain raw materials, required us to use air freight, rather than less expensive ocean freight, to deliver the majority of our products. The expansion of current manufacturing sites by our contract manufacturers allowed us to reduce these expenses in fiscal 2015 as well as to build sufficient inventory to continue our growth without the need to ship products by air. We believe that continued expansion of the current manufacturing sites by our contract manufacturers, together with a planned North American contract manufacturing site, will provide sufficient manufacturing capacity to meet our forecasted demands with minimal shipment of products by air freight.

In addition, we completed development of our first proprietary automated assembly line for our power optimizers for use at the Hungary Flextronics manufacturing plant and it is expected to be operative in the third calendar quarter of 2015. We have designed and are responsible for funding all of the capital expenses associated with this and future automated assembly lines.  We expect to invest in additional automated assembly lines in the future, and we will own and be responsible for funding all of the capital expenses incurred in conjunction with such automated assembly lines. The current and expected capital expenses associated with these automated assembly lines are not significant and will be funded out of our cash flows.

Key components of our logistics supply channel consist of third party distribution centers in the U.S and Europe. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third party distribution centers and then finally shipped to our customers.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock-based compensation. Our full-time employee headcount in our research and development, sales and marketing and general and administrative departments has grown from 179 as of June 30, 2013, to 239 as of June 30, 2014 to 334 as of June 30, 2015. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

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

Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the Binational Industrial Research and Development Foundation and the OCS. Certain of those grants require us to pay royalties on sales of certain of our products, which are recorded as cost of revenues. We may receive additional funding from these entities or other funding requiring payment of similar royalties in the future.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, sales commissions, benefits, payroll taxes and stock-based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. The expected increase in sales and marketing expenses is due to an expected increase in the number of sales and marketing personnel and the expansion of our global sales and marketing footprint, enabling us to increase our penetration of new markets. While most of our sales in fiscal 2012 were in Europe, sales in the U.S. have grown steadily since fiscal 2012, generating a significant majority of our revenues in 2015. Revenues generated in the U.S. represented 48.5% and 73.3% of our revenues in fiscal 2014 and 2015, respectively. Sales in Europe, which represented most of our sales until fiscal 2013 also increased in absolute numbers in fiscal 2014 and 2015 and represented 40.4% and 20.1% of our revenues in fiscal 2014 and 2015, respectively. We currently have a sales presence in the U.S., Australia, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands, Turkey and the U.K. We intend to continue to expand our sales presence to additional countries.

General and administrative expenses

General and administrative expenses consist primarily of salaries, employee benefits, payroll taxes and stock-based compensation related to our executives, finance, human resources, information technology and legal organizations, travel expenses, facilities costs fees for professional services and registration fees related to becoming a publicly traded company. Professional services consist of audit, legal, remuneration to board members, tax, insurance, information technology and other costs.

Non-Operating Expenses

Financial expenses, net

Financial expenses, net consist primarily of interest expense, gains or losses from foreign currency fluctuations and hedging transactions and gains or losses related to re-measurement of warrants granted in relation to long-term debt incurred by the Company in December 2012.

Interest expense consists of interest and other charges paid to SVB in connection with our revolving line of credit, and interest on our term loan from Kreos, which was fully repaid on January 26, 2015.

Gains or losses related to re-measurement of warrants granted in relation to long-term debt incurred by the Company in December 2012 are not expected to occur in the future as the warrants were fully exercised on June 18, 2015.

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

From incorporation through the end of fiscal 2014, we experienced operating losses and consequently accumulated a significant amount of operating loss carryforwards in several jurisdictions. By the end of fiscal 2015, we fully utilized our unused operating loss carryforwards with respect to U.S. federal tax obligations. In fiscal 2015, we recorded an income tax expense of $1.7 million for federal and state taxes in the U.S.

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Investment Law is taxed at the corporate tax rate. The corporate tax rates in Israel were 25% in fiscal 2013. A recent amendment of the Israeli Income Tax Ordinance increased the corporate tax rate to 26.5% commencing on January 1, 2014. However, the effective tax rate payable by a company that derives income from a “Benefited Enterprise” or a “Preferred Enterprise”, as defined under the Investment Law, may be considerably less. Capital gains derived by an Israeli company are subject to tax at the prevailing corporate tax rate.

Our subsidiaries are subject to taxes in each of the countries in which they operate. All of our products are developed and manufactured by our subsidiary, SolarEdge Technologies Ltd., which sells our products to its customers as well as to other entities in the SolarEdge group, which then sell them to their customers. All intercompany sales of products and services are paid for or reimbursed pursuant to transfer price policies established for each of the countries in which we operate, consistent with arm’s length profit levels.

Due to our history of losses from inception through the end of fiscal 2014, we have recorded a full valuation allowance on our deferred tax assets. In fiscal 2015, the first fiscal year in which we were profitable, we used our carryforward losses from previous years in Israel and California.

Results of Operations

The following tables set forth our consolidated statement of operations for fiscal 2013, 2014 and 2015. We have derived this data from our consolidated financial statements included elsewhere in this annual report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this annual report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Fiscal Year Ended June 30,			2013 to 2014		2014 to 2015
	2013	2014	2015	Change		Change
	(Dollars in thousands)
Revenues	$79,035	$133,217	$325,078	$54,182	68.6%	$191,861	144.0%
Cost of revenues	74,626	111,246	243,295	36,620	49.1	132,049	118.7
Gross profit	4,409	21,971	81,783	17,562	398.3	59,812	272.2
Operating expenses:
Research and development, net	15,823	18,256	22,018	2,433	15.4	3,762	20.6
Sales and marketing	12,784	17,792	24,973	5,008	39.2	7,181	40.4
General and administrative	3,262	4,294	6,535	1,032	31.6	2,241	52.2
Total operating expenses	31,869	40,342	53,526	8,473	26.6	13,184	32.7
Operating income (loss)	(27,460)	(18,371)	28,257	9,089	33.1	46,628	N/A
Financial expenses	612	2,787	5,077	2,175	355.4	2,290	82.2
Other expenses	-	-	104	0	0	104	N/A
Income (loss) before taxes on income	(28,072)	(21,158)	23,076	6,914	24.6	44,234	N/A
Taxes on income	108	220	1,955	112	103.7	1,735	788.6
Net income (loss)	$(28,180)	$(21,378)	$21,121	$6,802	24.1%	$42,499	N/A

Comparison of fiscal year 2014 and 2015

Revenues

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Revenues	$133,217	$325,078	$191,861	144.0%

Revenues increased by $191.9 million, or 144.0%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in the number of systems sold worldwide with the U.S. being the largest market. The number of power optimizers sold increased by approximately 2.2 million units, or 169.5%, from approximately 1.3 million units in fiscal 2014 to approximately 3.5 million units in fiscal 2015. The number of inverters sold increased by approximately 91,000 units, or 148.8%, from approximately 61,000 units in fiscal 2014 to approximately 152,000 units in fiscal 2015. The increase in the number of units sold was mainly attributable to an increase in the number of systems sold in the U.S. market and certain countries in Europe. In general, our increase in revenues in fiscal 2015 was attributable to rapid expansion in the U.S. market. Our blended average selling price per watt for units shipped decreased by $0.017, or 4.5%, in fiscal 2015 as compared to fiscal 2014, primarily due to a change in our customer mix, which included larger portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Cost of revenues	$111,246	$243,295	$132,049	118.7%
Gross profit	$21,971	$81,783	$59,812	272.2%

Cost of revenues increased by $132.0 million, or 118.7%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in the number of units sold, an increase in personnel related costs as a result of an increase in our operations and support headcount and an increase in spending on air shipments. Gross profit as a percentage of revenue increased from 16.5% fiscal 2014 to 25.2% in fiscal 2015. Product costs generally decreased at a rate consistent with our blended selling price. In addition costs associated with air shipments decreased, as a percentage of revenues, as did costs associated with our warranty expenses, warranty provisions, personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Research and development, net	$18,256	$22,018	$3,762	20.6%

Research and development, net increased by $3.8 million, or 20.6%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in personnel related costs of $2.3 million as a result of an increased headcount of engineers. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market. In addition, expenses related to materials consumption for development, consultants and sub-contractors and other directly related overhead costs increased by $0.9 million, $0.6 million and $0.5 million, respectively, in fiscal 2015 as compared to fiscal 2014. These amounts were partially offset by $0.5 million received pursuant to a grant from the OCS during fiscal 2015 as compared to fiscal 2014.

  Sales and Marketing

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Sales and marketing	$17,792	$24,973	$7,181	40.4%

Sales and marketing expenses increased by $7.2 million, or 40.4%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in personnel related costs of $5.4 million as a result of an increase in headcount supporting our growth in the U.S. and Europe. In addition, expenses associated with our worldwide sales offices, travel and other directly related overhead costs and costs related to trade shows and marketing activities and the use of third party vendors, increased by $0.8 million, $0.7 million and $0.3 million, respectively, in fiscal 2015 as compared to fiscal 2014.

General and Administrative

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
General and administrative	$4,294	$6,535	$2,241	52.2%

General and administrative expenses increased by $2.2 million, or 52.2%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in personnel related costs of $1.5 million as a result of an increase in headcount as part of our ongoing efforts to enhance the legal, finance, human resources, recruiting and information technology functions required of a growing company and increased expenses related to bonuses and equity-based compensation. In addition, costs related to accounting, tax, legal and information systems consulting and costs related to being a public company increased by $0.4 million and 0.3 million, respectively, in the fiscal 2015 as compared to fiscal 2014.

Financial Expenses (Income)

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Financial expenses	$2,787	$5,077	$2,290	82.2%

Financial expenses increased by $2.3 million in fiscal 2015 as compared to fiscal 2014, primarily due to increased expenses of $5.4 million related to the remeasurement of certain warrants, which were fully exercised on June 18, 2015 and $0.3 million related to an early prepayment fee related to long term debt. These amounts were partially offset by gains associated with hedging transactions of the U.S. Dollar against the Euro and New Israeli Shekel in the amount of $1.7 million in fiscal 2015, compared to a loss of $0.2 million in fiscal 2014, a decrease of $1.1 million in interest expenses due to the full repayment of our borrowings under our revolving line of credit and other long term debt as well as a decrease of $0.4 million in expenses from foreign exchange fluctuations and bank charges.

Other expenses

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Other expenses	-	$104	$104	N/A

Other expenses of $104,000 recorded in fiscal 2015 are related to the disposal of furniture and other equipment related to the move to our new offices in Israel.

Taxes on Income

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Taxes on income	$220	$1,955	$1,735	788.6%

Taxes on income increased by $1.7 million in fiscal 2015 as compared to fiscal 2014, primarily due to tax payments and tax accruals with respect to U.S. federal taxes and taxes in certain U.S. states in which we operate.

Net Income (loss)

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(Dollars in thousands)
Net income (loss)	$(21,378)	$21,121	$42,499	N/A

As a result of the factors discussed above, the Company reached profitability in fiscal 2015. Net income was $21.1 million in fiscal 2015 as compared to a net loss of $21.4 million in fiscal 2014.

Comparison of fiscal 2013 and 2014

Revenues

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Revenues	$79,035	$133,217	$54,182	68.6%

Revenues increased by $54.2 million, or 68.6%, in fiscal 2014 as compared to fiscal 2013, primarily due to the number of systems sold. The number of power optimizers sold increased by approximately 0.5 million units, or 63%, from approximately 0.8 million units in fiscal 2013 to approximately 1.3 million units in fiscal 2014. The number of inverters sold increased by approximately 29,000 units, or 90%, from approximately 32,000 units in fiscal 2013 to approximately 61,000 units in fiscal 2014. The increases in units sold were attributable to accelerated sales growth in the U.S. market partially offset by a sales decline in certain European markets. The relatively higher increase in inverters sold compared to power optimizers sold is attributed to the fact that sales in the U.S. were mainly to the residential segment which utilizes single-phase inverters while sales in Europe were primarily of three- phase inverters for both the residential and commercial segment, which are associated with a higher ratio of power optimizers per inverter. The overall increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, increased investment in sales and marketing. During fiscal 2014, we continued to experience a slight decline in the average selling price of our products. Our blended average selling price per watt decreased by $0.001, or 0.28%, in fiscal 2014 as compared to fiscal 2013, primarily due to changes in our customer mix as larger customers, which receive volume discounts, accounted for a larger portion of our sales. This was partially offset, as mentioned above, by a higher percentage of sales attributable to residential systems sales which have a higher average selling price per watt than commercial systems. We expect the average selling price per watt to continue to decrease as the percentage of our total revenues attributable to large customers and commercial systems increases.

Cost of Revenues and Gross Profit

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Cost of revenues	$74,626	$111,246	$36,620	49.1%
Gross profit	4,409	21,971	17,562	398.3

Cost of revenues increased by $36.6 million, or 49.1%, in fiscal 2014 as compared to fiscal 2013, primarily due to an increase in the number of systems sold, consistent with the overall increase in revenues as described above. Gross profit as a percentage of revenue increased from 5.6% in fiscal 2013 to 16.5% in fiscal 2014, primarily due to a reduction in cost per unit resulting from the introduction of new power optimizer and inverter generations, better component pricing resulting from economies of scale associated with our volume growth, improvement in manufacturing processes and cost reductions in our existing product generations. These cost reductions were partially offset by increased shipment and logistics costs which resulted as unexpectedly high customer demand forced us to shorten transportation time from our factories in China and Hungary by using air freight rather than less expensive ocean freight.

Operating Expenses:

Research and Development, Net

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Research and development, net	$15,823	$18,256	$2,433	15.4%

Research and development, net increased by $2.4 million, or 15.4%, in fiscal 2014 as compared to fiscal 2013, primarily due to a $1.8 million increase in personnel-related costs as a result of an increase in engineer headcount. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market. In addition, materials consumption and other directly related overhead costs, net of OCS grants increased in fiscal 2014 by $0.4 million and $0.2 million, respectively, as compared to fiscal 2013.

We plan to continue to invest in research and development as we continue to develop new products and make further enhancements to existing products.

Sales and Marketing

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Sales and marketing	$12,784	$17,792	$5,008	39.2%

Sales and marketing expenses increased by $5.0 million, or 39.2%, in fiscal 2014 as compared to fiscal 2013, primarily due to an increase in personnel-related costs of $2.9 million as a result of an increase in headcount to support higher sales volumes and accelerated expansion and higher sales commissions associated with our increased revenues in fiscal 2014 as compared to fiscal 2013. In addition, costs related to trade shows and marketing activities, the use of outside services and expenses associated with our international sales offices, travel and other directly related overhead costs increased by $2.0 million. We expect that sales and marketing expenses will continue to increase in absolute dollars as we expand sales operations in the U.S. and other geographies.

General and Administrative

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
General and administrative	$3,262	$4,294	$1,032	31.6%

General and administrative expenses increased by $1.0 million, or 31.6%, in fiscal 2014 as compared to fiscal 2013, primarily due to a $0.8 million increase in personnel-related costs as a result of increases in headcount. The additional personnel-related costs were primarily the result of our ongoing efforts to enhance the legal, finance, human resources, recruiting and information technology functions required of a growing company. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on the NASDAQ Global Select Market.

Financial Expenses

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Financial expenses	$612	$2,787	$2,175	355.4%

Financial expenses increased by $2.2 million, or 355.4%, in fiscal 2014 as compared to fiscal 2013, primarily due to an increase in interest and financial expenses of $0.6 million related to the Kreos term loan, a $0.3 million increase in interest expense related to our revolving line of credit, as a result of higher average outstanding borrowings during 2014 and an increase in expenses from foreign exchange fluctuations and other bank charges of $1.3 million.

Taxes on Income

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Taxes on income	$108	$220	$112	103.7%

Taxes on income increased by $0.1 million, or 103.7%, in fiscal 2014 as compared to fiscal 2013, primarily due to the initiation of state tax payments in certain U.S. states in which we operate.

Net Loss

	Fiscal Year Ended June 30,		2013 to 2014
	2013	2014	Change
	(Dollars in thousands)
Net loss	$(28,180)	$(21,378)	$6,802	24.1%

As a result of the factors discussed above, our net loss decreased by $6.8 million, or 24.1%, in fiscal 2014 as compared to fiscal 2013.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended June 30, 2015. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this this annual report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this annual report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015
	(In thousands)
Revenues	$30,515	$27,569	$30,560	$44,573	$66,969	$73,290	$86,399	$98,420
Cost of revenues	26,457	24,609	24,331	35,849	52,939	57,509	62,698	70,149
Gross profit	4,058	2,960	6,229	8,724	14,030	15,781	23,701	28,271
Operating expense
Research and development, net	4,136	4,686	4,864	4,570	5,059	4,768	5,490	6,701
Sales and marketing	3,657	4,123	4,592	5,420	5,461	5,658	6,422	7,432
General and administrative	792	1,010	1,318	1,174	1,159	1,121	1,990	2,265
Total operating expenses	8,585	9,819	10,774	11,164	11,679	11,547	13,902	16,398
Operating income (loss)	(4,527)	(6,859)	(4,545)	(2,440)	2,351	4,234	9,799	11,873
Financial expenses (income)	777	914	626	470	(516)	458	3,436	1,699
Other expenses	-	-	-	-	-	-	-	104
Income (loss) before taxes on income	(5,304)	(7,773)	(5,171)	(2,910)	2,867	3,776	6,363	10,070
Taxes on income	7	14	67	132	347	401	398	809
Net income (loss)	$(5,311)	$(7,787)	$(5,238)	$(3,042)	$2,520	$3,375	$5,965	$9,261

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended June 30,
	2013	2014	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(23,107)	$(17,845)	$12,054
Net cash used in investing activities	(2,778)	(3,147)	(13,937)
Net cash provided by financing activities	19,676	17,676	136,953
Increase (decrease) in cash and cash equivalents	$(6,209)	$(3,316)	$135,070

As of June 30, 2015, our cash and cash equivalents were $144.8 million. This amount does not include $3.6 million of restricted cash (primarily held to secure letters of credit to vendors and bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses the majority of which have been paid by us. As of June 30, 2015, we maintain the net proceeds received from our initial public offering in cash and cash equivalents. Our principal uses of cash are funding our operations and other working capital requirements. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering and available borrowings under our currently undrawn revolving credit line with SVB as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For fiscal 2015, cash provided by operating activities was $12.1 million derived mainly from a net income in the amount of $21.1 million that included $9.7 million of non-cash expenses. An increase of $46.3 million in trade payables and other accounts payable, $13.7 million in warranty obligations, $4.0 million in deferred revenues and $1.7 million in accruals for employees was offset by an increase of $48.5 million in inventories, $19.6 million in prepaid expenses and other receivables and $16.3 million in trade receivables.

For fiscal 2014, cash used in operating activities was $17.8 million mainly due to a net loss of $21.4 million that included $3.5 million of non-cash expenses. Although revenue grew 68.6% during fiscal 2014, we incurred a deficit in working capital while extending payments to our vendors to match collections from our customers and inventory management. Increases in fiscal 2014 compared to fiscal 2013 of $9.9 million in trade receivables, $7.4 million in prepaid expenses and other receivables and $10.7 million in inventories, were offset by an increase of $19.4 million in trade payables, $7.8 million increase in warranty obligations and another $1.3 million in accruals for employees and other accounts payable.

For fiscal 2013, cash used in operating activities was $23.1 million, mainly due to a net loss of $28.2 million that included $3.7 million of non-cash expenses. Cash used in operating activities increased in fiscal 2013 as a result of an increase of $1.0 million in trade receivables, a $1.2 million increase in inventories and a $7.9 million decrease in vendor accounts payable, offset by a $3.8 million decrease in prepayments and other accounts receivable, a $3.9 million increase in warranty obligations, a $1.9 million increase in deferred revenues, and a $1.9 million increase in accruals and other accounts payable.

Investing Activities

During fiscal 2015, net cash used in investing activities was $13.9 million, of which $11.8 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements, $2.0 million related to security deposits held to secure letters of credit to vendors and bank guarantees securing office lease payments, and $0.1 million related to an increase of long term deposits.

During fiscal 2014, net cash used in investing activities was $3.1 million, mostly attributed to capital investments in laboratory equipment, end of line testing equipment and manufacturing tools.

During fiscal 2013, net cash used in investing activities was $2.8 million, of which $1.5 million related to capital investments similar to those described above and $1.1 million related to security deposits held to secure letters of credit to vendors.

Financing Activities

For fiscal 2015, net cash provided by financing activities was $137.0 million, of which $131.4 million was net proceeds from our initial public offering, $24.7 million was net proceeds from our Series E convertible preferred stock issuance, $23.0 million was from short-term borrowings under our revolving line of credit with SVB and $0.1 million was proceeds from exercise of employee stock options, offset by $36.3 million of repayment of the revolving line of credit with SVB and $5.9 million of repayment of a term loan.

For fiscal 2014, net cash provided by financing activities was $17.7 million, of which $10.7 million was net proceeds from our Series D-2 and Series D-3 convertible preferred stock issuances in fiscal 2014 and $9.4 million was from short-term borrowings under our $20 million revolving line of credit with SVB, offset by $2.4 million of repayment of the Kreos term loan.

For fiscal 2013, net cash provided by financing activities was $19.7 million, of which $10.3 million were net proceeds from our Series D-1 and Series D-2 convertible preferred stock issuances in fiscal 2013 and $9.9 million of borrowings under the Kreos term loan.

Debt Obligations

$20 million Revolving Line of Credit.

 In June 2011, we entered into an agreement with SVB for a revolving line of credit, which permitted borrowings of up to $20 million subject to certain limitations based on our accounts receivable and inventories. Interest was payable at a prime rate plus margin of 0.75% to 2.75%. The average interest rate on our outstanding borrowings during fiscal 2014 was 4.9%. In October, 2014, we had entirely repaid the revolving line of credit with SVB.

$40 Million Revolving Line of Credit

In February 2015, we amended and restated an agreement with SVB for a revolving line of credit, which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of June 30, 2015, we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

In connection with the amended and restated revolving line of credit, we granted SVB security interests in substantially all of our assets, including a first-priority security interest in our trade receivables, cash and cash equivalents (the “SVB Priority Collateral”). The agreement contains certain financial covenants requiring us to maintain EBITDA and liquidity at specified levels. Specifically, we are required to maintain negative Adjusted EBITDA (defined in accordance with US GAAP as (a) net income, plus (b) the extent deducted in the calculation of net income, interest, taxes, depreciation and amortization, plus (c) to the extent deducted in the calculation of net income, non-cash stock-based compensation) of no greater than ($1,500,000) as of March 31, 2015, and positive Adjusted EBITDA of at least (i) $1,500,000 as of June 30, 2015, (ii) $3,500,000 as of September 30, 2015 and December 31, 2015, (iii) $1,500,000 as of March 31, 2016 and (iv) $3,500,000 for the fiscal year ended June 30, 2016 and for each calendar quarter thereafter. In addition, we are required to maintain liquidity (defined as our unrestricted and unencumbered cash, plus availability under the revolving line of credit) of $6,750,000. The amended and restated revolving line of credit also contains covenants that restrict our ability to borrow money, grant liens, pay dividends, dispose of assets or engage in business combinations. As of June 30, 2015, the company met all covenants related to this revolving credit line.

Term Loan

On December 28, 2012, we entered into a term loan agreement with Kreos, providing for a term loan of up to $10 million, which was fully drawn on the closing date. The borrowings under the term loan were primarily used to finance working capital needs. On January 26, 2015, we repaid the entire outstanding balance of the Kreos term loan.

Interest on the term loan was payable monthly at a rate of 11.90% per year, compounded on a monthly basis. Principal is paid in 33 equal monthly installments from September 1, 2013 through May 1, 2016, the last of which was prepaid in advance pursuant to the terms of the term loan. Payments of principal and interest on the term loan were in Euros.

In connection with the term loan agreement, we granted Kreos 563,014 D-1 Warrants to purchase Series D-1 convertible preferred shares at an exercise price of $2.309. The D-1 Warrants were exercised on June 18, 2015 and we issued to Kreos 154,768 shares of common stock. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering and available borrowings under our currently undrawn revolving credit line with SVB as further described above will be sufficient to meet our anticipated cash needs for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we expand our business and grow our revenue, which results in increased accounts receivable and inventory balances, and increased headcount. Our ability to generate cash from operations is subject to substantial risks described under the caption “Risk Factors.” If any of these risks materialize, we may be unable to generate or sustain positive cash flow from operating activities or raise additional capital. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional sources of liquidity are required to support our working capital requirements or operational expansion, we may seek to raise funds through debt financing or from other sources in the future, but we can provide no assurance that these transactions could be consummated on terms acceptable to us or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases(1)	$17,378	$2,256	$4,375	$3,922	$6,825
Purchase commitments under agreements(2)	92,071	92,071	—	—	—
Total	$109,449	$94,327	$4,375	$3,922	$6,825
_____________________
(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements through which we lease our operating facilities.

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

Off-Balance Sheet Arrangements

In fiscal 2013, 2014 and 2015 we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include our power optimizers, inverters and cloud-based monitoring platform. Our worldwide customer base includes large solar installers, distributors, EPCs and PV module manufacturers. Our products are fully functional at the time of shipment to the customer and do not require production, modification or customization. We recognize revenues when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

We generally sell our products to our customers pursuant to a customer’s standard purchase order and our customary terms and conditions. We do not offer rights to return our products other than for normal warranty conditions, and as such revenue is recorded upon shipment of products to customers and transfer of title and risk of loss under standard commercial terms. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance and shipment of an order.

Prior to May 2013, we provided our full web-based monitoring platform free of charge for a limited period of time after which the customer could elect whether to continue and receive a basic service for free or subscribe for a full line of services. Revenues associated with our web-based monitoring platform were recognized ratably over the term of 18 to 36 months (the free of charge period) and revenues associated with the basic functionality were recognized ratably over 25 years. Since May 2013, we have provided our full web-based monitoring platform free of charge and revenues associated with the service since that date are being recognized ratably over 25 years. In the absence of vendor-specific objective evidence or third party comparable pricing for such service, management determines the revenue levels of this service based on the costs associated with providing the service plus appropriate margins that reflect management’s best estimate of the selling price. Since May 2013, these revenues were minimal and we do not expect this to become a significant source of revenue in the near future.

Product Warranty

We provide a standard limited product warranty against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our power optimizers and 12 years for our inverters. In certain cases, customers can purchase extended warranties for inverters that increase the warranty period to 25 years.

Our products are designed to meet the warranty periods and our reliability procedures cover component selection, design, accelerated life cycle tests and end of manufacturing line testing. However, since our history in selling power optimizers and inverters is substantially shorter than the warranty period, the calculation of warranty provisions is inherently uncertain.

We accrue for estimated warranty costs at the time of sale based on anticipated warranty claims and actual historical warranty claims experience. Warranty provisions are computed on a per-unit sold basis, are based on our best estimate of such costs and are included in our cost of revenues. The warranty obligation is determined based on actual and predicted failure rates of the products, cost of replacement and service and delivery costs incurred to correct a product failure. Our warranty obligation requires management to make assumptions regarding estimated failure rates and replacement costs.

In order to predict the failure rate of each of our products, we have established a reliability model based on the estimated mean time between failures (“MTBF”). The MTBF represents the average elapsed time predicted for each product unit between failures during operation. Applying the MTBF failure rate over our install base for each product type and generation allows us to predict the number of failed units over the warranty period and estimates the costs associated with the product warranty. Predicted failure rates are updated periodically based on data returned from the field and new product versions, as are replacement costs which are updated to reflect changes in our actual production costs for our products, labor costs and actual logistics costs.

Since the MTBF model does not take into account additional non-systematic failures such as failures caused by workmanship or manufacturing or design-related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 6.6 million power optimizers and approximately 286,000 inverters as of June 30, 2015.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short term and long term warranty obligations based on the period in which the warranty is expected to be claimed. The warranty provision (short and long term) was $10.4 million, $18.2 million and $31.9 million in fiscal 2013, 2014 and 2015, respectively.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought on behalf of our contract manufacturers and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or market, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability and other factors when evaluating the value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated fair market value. Inventory write-downs are recorded as cost of revenues in the accompanying statements of operations and were $0.4 million, $1.1 million and $1.0 million in fiscal 2013, 2014 and 2015, respectively.

Faulty products returned under our warranty policy are often refurbished and used as replacement units in warranty cases. As we do not yet have sufficient history of refurbish utilization rates, such products are written off upon receipt.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to record inventory at the lower of cost or market. However, if estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material.

Stock-Based Compensation Expense

We account for stock-based compensation granted to employees, non-employee directors and independent contractors in accordance with ASC 718, “Compensation — Stock Compensation” and ASC 505-50, “Equity-Based Payments to Non-Employees,” which require the measurement and recognition of compensation expense for all stock-based payment awards based on fair value.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service period of the award, which is generally four years. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

Key Assumptions

The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•
Fair value of our common stock.  Because our stock has not been publicly traded prior to March 26, 2015, we have estimated the fair value of our common stock, as discussed in “Common Stock Valuations” below. Upon the completion of our initial public offering, our common stock is valued by reference to the trading price of our common stock in the public market.

•
Expected term.  The expected term represents the period that our stock-based awards are expected to be outstanding. For stock option awards that were at the money when granted, we have based our expected term on the simplified method available under SAB 110, as we do not have sufficient historical experience for determining the expected term of the stock option awards granted. For stock-option awards that were in the money when granted, we use an expected term that we believe is appropriate under these circumstances, which is not materially different than determining the expected term based on a lattice model.

•	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected terms of the options for each option group.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes-Merton model change significantly, future stock-based compensation awards for employees may differ materially compared with the awards granted previously.

The following table presents the assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Fiscal Year Ended June 30,
	2013	2014	2015

Expected term (in years)	6.08 – 6.27 years	6.02 – 6.27 years	5.50 – 6.27 years
Expected volatility	55.8% – 62.7%	46.3% – 55.8%	46.5% – 55.1%
Risk-free rate	0.74% – 1.00%	1.62% – 1.94%	1.39% – 2.06%
Dividend yield	0.0%	0.0%	0.0%

During fiscal 2013, 2014 and 2015, we incurred a non-cash stock-based compensation expense of $1,078,000, $1,082,000 and $2,956,000, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual share-based compensation expense for employees and consultants recognized will likely increase.

Common Stock Valuations

Prior to the public trading of our common stock, which began on March 26, 2015 our board of directors had determined the estimated fair value of our common stock at the grant date. We perform the valuation of our common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In order to value the common stock underlying all option grants, we determined our business equity value by taking a weighted combination of the value indications using two valuation approaches: an income approach and a market approach.

Valuation models employed in determining our enterprise value require the input of highly subjective assumptions. In determining enterprise value under the income approach, a discount rate is applied to the estimated future net cash flows of a company to derive a single present value of the enterprise. The discounted cash flow model used to calculate our enterprise value included, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow our business; and an appropriate risk-adjusted discount rate. The market approach estimates the fair value of our Company by applying market multiples of the corresponding financial metrics of publicly traded firms in similar lines of business to our historical and/or projected financial metrics. We selected comparable companies based on factors such as business similarity, financial risk, company size and geographic markets. In applying this method, valuation multiples were: (i) derived from historical operating data of the selected comparable entities; (ii) evaluated and/or adjusted based on our strengths and weaknesses relative to the comparable entities and (iii) applied to our operating data to arrive at a value indication.

Enterprise value, adjusted for cash and debt, was allocated to the shares of convertible preferred stock, warrants, options and shares of common stock using an option pricing method or a probability-weighted estimated return method (“PWERM”), depending on our stage of development. The option pricing method treats convertible preferred stock, warrants, options and shares of common stock as call options on the total equity value of a company, and uses the Black-Scholes option pricing model to price the call options. This model defines the securities’ fair values as functions of the current fair value of a company and requires the use of assumptions such as the anticipated holding period and the estimated volatility of the equity securities. Under the PWERM, the value of common stock is estimated based upon an analysis of future values for the enterprise assuming various scenarios and potential future expected outcomes (e.g., an initial public offering, a merger or sale, continuing as a private company, or dissolution with no value to common stockholders). Enterprise value is allocated to convertible preferred stock, warrants, options and shares of common stock based on the rights and characteristics of each equity instrument. The resulting share value is based upon the probability-weighted present value of expected future investment returns.

We granted the following stock option awards and RSUs to employees and non-employee consultants between July 1, 2011 and the date of this this annual report:

Grant Date	Number of Grants	Fair Value Per Share of Common Stock at Grant Date($)	Exercise Price($)
July 20, 2011	26,664	2.37	2.01
September 14, 2011	109,990	2.43	2.01
January 26, 2012	943,238	2.70	2.46
June 6, 2012	187,316	3.06	2.46
July 24, 2012	35,497	2.97	2.46
September 9, 2012	116,661	2.76	2.46
October 24, 2012	148,328	2.67	2.46
January 23, 2013	49,989	2.64	3.03
April 24, 2013	36,993	3.15	3.03
July 31, 2013	68,326	3.54	3.03
October 30, 2013	46,322	3.66	3.03
January 27, 2014	409,817	3.75	3.51
May 1, 2014	63,656	3.87	3.51
September 17, 2014	97,478	4.63	3.96
October 29, 2014	969,921	4.98	5.01
December 17, 2014	168,975	8.45	5.01
December 22, 2014	777,253	8.80	5.01
January 28, 2015	96,666	12.28	5.01
January 28, 2015	36,660	12.28	9.36
April 1, 2015*	67,440	22.24	--
____________________________
*represents a grant of RSUs

We believe we applied a reasonable valuation method to determine the stock option exercise prices on the respective stock option grant dates. We obtained retrospective independent third party valuations that were performed with respect to the fair value of our common stock as of October 18, 2011, June 30, 2012, December 31, 2012, June 30, 2013, December 31, 2013, July 14, 2014, October 28, 2014 and December 31, 2014. A combination of factors led to changes in the fair value of our common stock. Certain of the significant factors considered by the independent valuation specialist and affirmed by our board of directors to determine the fair value per share of our common stock for purposes of calculating stock-based compensation costs during this period included:

July 2011 and September 2011 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $2.37 and $2.43, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from September 27, 2010 to October 18, 2011. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues and the Company’s valuation as reflected in our series D investment pre-money valuation. Accordingly, we determined that the reasonable approach was to take the estimated fair value based on the linear progression of the two valuations to reflect the ongoing growth and value of our business.

January 2012 and June 2012 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $2.70 and $3.06, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from October 18, 2011 to June 30, 2012. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues. There were no significant intervening events or conditions that were identified between October 18, 2011 and June 30, 2012. Accordingly, we determined that the reasonable approach was to take the estimated fair value based on the linear progression of the two valuations to reflect the ongoing growth and value of our business.

For June 30, 2012, our board determined the fair value of our common stock to be $3.06 per share. As part of this determination, our board considered an independent third party valuation, conducted for June 30, 2012, which included the following key assumptions:

•	The Company’s equity fair value based on a weighted income approach and market approach of $157.4 million;

•	Lack of marketability discount of 20.9%;

•	Expected term of 2 years representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 62.7%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.34%, based on U.S. treasury constant maturities with a time to maturity of 2 years as of the valuation date.

July 2012, September 2012, and October 2012 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $2.97, $2.76 and $2.67, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from June 30, 2012 to December 31, 2012. Specifically, the decrease in our common stock value between these dates was consistent with the decrease in our revenues. For June 30, 2012 and December 31, 2012, a general weakness in the solar sector, caused mainly by an overall decrease in feed-in tariffs across Europe, led to a sharp decline in revenues. Accordingly, we determined that the reasonable approach was to take the estimated fair value based on the linear progression of the two valuations to reflect the ongoing growth and value of our business.

For December 31, 2012, our board determined the fair value of our common stock to be $2.46 per share. As part of this determination, our board considered an independent third party valuation, conducted for December 31, 2012, which included the following key assumptions:

•	The Company’s equity fair value based on a weighted income approach and market approach of $144.5 million, a decrease of $12.9 million from our prior valuation as of June 30, 2012;

•	Lack of marketability discount of 19.3%;

•	Expected term of 2 years, representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 58.3%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.36%, based on U.S. treasury constant maturities with a time to maturity of 2 years as of the valuation date.

January 2013 and April 2013 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $2.64 and $3.15, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from December 31, 2012 to June 30, 2013. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues, better visibility into the second half of 2013 and penetration of the U.S. market. Accordingly, we determined that the reasonable approach was to take the estimated fair value based on the linear progression of the two valuations to reflect the ongoing growth and value of our business.

For June 30, 2013, our board determined the fair value of our common stock to be $3.51 per share. As part of this determination, our board considered an independent third party valuation, conducted for June 30, 2013, which included the following key assumptions:

•	The Company’s equity fair value based on a weighted income approach and market approach of $188.1 million, an increase of $43.6 million from our prior valuation as of December 31, 2012;

•	Lack of marketability discount of 28.5%;

•	Expected term of 1.5 years representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 55.8%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.30%, based on U.S. treasury constant maturities with a time to maturity of 1.5 years as of the valuation date.

July 2013 and October 2013 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $3.54 and $3.66, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from June 30, 2013 to December 31, 2013. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues in these specific quarters and improvement in the solar sector as a whole. There were no significant intervening events or conditions that were identified between June 30, 2013 and December 31, 2013. Accordingly, we determined that the reasonable approach was to take the estimated fair value based on the linear progression of the two valuations to reflect the ongoing growth and value of our business.

For December 31, 2013, our board determined the fair value of our common stock to be $3.72 per share. As part of this determination, our board considered an independent third party valuation, conducted for December 31, 2013, which included the following key assumptions:

•	The Company’s equity fair value based on a weighted income approach and market approach of $190.1 million, an increase of $2.0 million from our prior valuation as of June 30, 2013;

•	Lack of marketability discount of 25.6%;

•	Expected term of 1.25 years representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 53.0%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.20%, based on U.S. treasury constant maturities with a time to maturity of 1.25 years as of the valuation date.

January 2014 and May 2014 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $3.75 and $3.87, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from December 31, 2013 to July 14, 2014. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues. In July 2014, the Company accepted a term sheet for an investment in the Company’s shares from an outside investor which served as a basis for a third party valuation as of July 14, 2014. Accordingly, we determined that the reasonable approach was to take the estimated fair value based on the linear progression of the two valuations to reflect the ongoing growth and value of our business.

For July 14, 2014, our board determined the fair value of our common stock to be $3.93 per share. As part of this determination, our board considered an independent third party valuation, conducted for July 14, 2014, which included the following key assumptions:

•	Application of the PWERM, assuming 40% probability of an initial public offering of our common stock and a 60% probability of merger or sale;

•	Lack of marketability discount of 27.3%;

•	Expected term of 1.21 years representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 45.0%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.09%, based on U.S. treasury constant maturities with a time to maturity of 1.21 years as of the valuation date.

September 2014 and October 2014 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $4.63 and $4.98, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from July 14, 2014 to October 28, 2014. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues and business performance in our key markets. We determined that the reasonable approach was to take the estimated fair value based on the linear progression of the external valuation for July 14, 2014 and a second external valuation for October 28, 2014 to reflect the ongoing growth and value of our business.

For October 29, 2014, our board determined the fair value of our common stock to be $4.98 per share. In connection with this determination, our board considered an independent third party valuation, conducted for October 28, 2014, which included the following key assumptions:

•	Application of the PWERM, assuming 50% probability of an initial public offering of our common stock and a 50% probability of merger or sale;

•	Lack of marketability discount of 24.6%;

•	Expected term of 0.92 years representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 47.0%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.12%, based on U.S. treasury constant maturities with a time to maturity of 0.92 years as of the valuation date.

In addition, our board considered (1) our preparations for an initial public offering of our common stock with investment banks and, as a result, an increase in the probability of the initial public offering scenario from 40% to 50%; (2) a firm value derived from an initial public offering scenario based on comparable companies and (3) the consistent increase in our operating and financial performance.

December 2014 grants.  On December 17, 2014, our board granted 168,975 stock option awards to certain employees, and on December 22, 2014, our board granted 777,253 stock option awards to our Chief Executive Officer, Guy Sella. Our board concluded that the continued development of our business made it appropriate to apply a value of $8.45 and $8.80, respectively, to our common stock, based upon a straight line interpolation between the concluded fair values from October 28, 2014 to December 31, 2014. Specifically, the increase in our common stock value between these dates was consistent with the increase in our revenues and business performance in our key markets. We determined that the reasonable approach was to take the estimated fair value based on the linear progression of the external valuation for December 31, 2014 to reflect the ongoing growth and value of our business.

For December 31, 2014, our board determined the fair value of our common stock to be $9.42 per share. In connection with this determination, our board considered an independent third party valuation, conducted for December 31, 2014, which included the following key assumptions:

•	Application of the PWERM, assuming 50% probability of an initial public offering of our common stock and a 50% probability of merger or sale;

•	Lack of marketability discount of 16.6%;

•	Expected term of 0.75 years representing the period starting on the valuation date and ending on an expected liquidation event date;

•	Expected volatility of 54.5%, based on the average volatility of comparable companies; and

•	Risk-free rate of 0.24%, based on U.S. treasury constant maturities with a time to maturity of 0.75 years as of the valuation date.

January 2015 grants.  Our board concluded that the continued development of our business made it appropriate to apply values of $12.28 to our common stock, based upon a straight line interpolation between the concluded fair values from December 31, 2014 and the initial public offering price of our common stock of $18.00 per share on March 25, 2015.

April 2015 grants.  On April 1, 2015, following our initial public offering, our board granted 67,440 Restricted Shares Units (“RSU”) to our non-employee directors as part of our new director compensation program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Risk

Approximately 44% and 22% of our revenues for fiscal 2014 and fiscal 2015, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro and British pound sterling. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $2.9 million for fiscal 2015. A hypothetical 10% change in foreign currency exchange rates between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $2.0 million for fiscal 2015.

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

We had cash and cash equivalents of $13.1 million, $9.8 million, and $144.8 million at June 30, 2013, June 30, 2014 and June 30, 2015, respectively, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. dollar-denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Interest Rate Risk

As of June 30, 2015, we had no outstanding borrowings. .

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For fiscal 2015, one major customer accounted for 24.6% of total revenues, and as of June 30, 2015 this same customer accounted for approximately 30% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables. In fiscal 2014, one major customer accounted for 19.1% of total revenues and in fiscal 2013, no single customer accounted for more than 10% of total revenues.

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

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, including copper, which are used in our products. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-l5(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Name	Age(1)	Position(s) Held
Guy Sella	51	Chief Executive Officer and Chairman of the Board
Ronen Faier	44	Chief Financial Officer
Rachel Prishkolnik	47	Vice President, General Counsel & Corporate Secretary
Zvi Lando	50	Vice President, Global Sales
Lior Handelsman	41	Vice President, Marketing and Product Strategy
Yoav Galin	42	Vice President, Research & Development
Meir Adest	39	Vice President, Core Technologies
__________________________
(1) As of June 30, 2015.

Guy Sella is a co-founder of SolarEdge and has served as Chairman of the board of directors and Chief Executive Officer since 2006. Prior to founding SolarEdge, Mr. Sella was a partner at Star Ventures, a leading venture capital firm, where he led investments in several startups, including AeroScout, Inc. (acquired by Stanley Black & Decker, Inc.) and Vidyo, Inc. Previously, Mr. Sella acted as the director of technology for the Israeli National Security Council and as the secretary for the National Committee for Cyber Protection. Mr. Sella also served as the head of the Electronics Research Department (“ERD”), one of Israel’s national labs, which is tasked with developing innovative and complex systems. Mr. Sella holds a B.S. in Engineering from the Technion, Israel’s Institute of Technology in Haifa. Mr. Sella brings to our board of directors demonstrated senior leadership skills, expertise from years of experience in electronics industries, and historical knowledge of our Company from the time of its founding.

Ronen Faier joined SolarEdge in 2011 as our Chief Financial Officer. Prior to joining SolarEdge, Mr. Faier served from 2008 to 2010 as the chief financial officer of modu Ltd, a privately owned Israeli company, which entered into voluntary liquidation proceedings in Israel in December 2010. Between 2004 and 2007, Mr. Faier held several senior finance positions, including chief financial officer at msystems prior to its acquisition by SanDisk Corporation in 2006. Previously, Mr. Faier served as corporate controller of VocalTec Communications Ltd. Mr. Faier holds a CPA (Israel) license, an MBA (with Honors) from Tel Aviv University and a B.A. in Accounting and Economics from the Hebrew University in Jerusalem.

Rachel Prishkolnik joined SolarEdge in 2010 as our Vice President, General Counsel and Corporate Secretary. Prior to joining SolarEdge, Mrs. Prishkolnik served as the vice president, general counsel & corporate secretary of Gilat Satellite Networks Ltd. At Gilat she held various positions beginning as legal counsel in 2001 and becoming corporate secretary in 2004 and vice president, general counsel in 2007. Prior to Gilat, she worked at the law firm of Jeffer, Mangels, Butler & Marmaro LLP in Los Angeles. Before that, Mrs. Prishkolnik worked at Kleinhendler & Halevy (currently Gross, Kleinhendler, Hodak, Halevy, Greenberg & Co.) in Tel Aviv. Mrs. Prishkolnik holds an LLB law degree from the Faculty of Law at the Tel Aviv University and a B.A. from Wesleyan University in Connecticut. She is licensed to practice law and is a member of the Israeli Bar.

Zvi Lando joined SolarEdge in 2009 as our Vice President, Global Sales. Mr. Lando had previously spent 16 years at Applied Materials, based in Santa Clara, California, where he held several positions, including process engineer for metal disposition and chemical vapor deposition systems, business manager for the Process Diagnostic and Control Group, vice president, and general manager of the Baccini Cell Systems Division in the Applied Materials Solar Business Group. Mr. Lando holds a B.S. in Chemical Engineering from the Technion, Israel’s Institute of Technology in Haifa, and is the author of several publications in the field of chemical disposition.

Lior Handelsman co-founded SolarEdge in 2006 and currently serves as our Vice President, Marketing and Product Strategy where he is responsible for SolarEdge’s marketing activities, product management and business development. Previously, Mr. Handelsman served as Vice President, Product Strategy and Business Development, from 2009 through 2013 and Vice President, Product Development, from our founding through 2009. Mr. Handelsman also served as acting Vice President, Operations, from 2008 through 2010. Prior to co-founding SolarEdge, Mr. Handelsman spent 11 years at the ERD, where he held several positions including research and development power electronics engineer, head of the ERD’s power electronics group and manager of several large-scale development projects and he was a branch head in his last position at the ERD. Mr. Handelsman holds a B.S. in Electrical Engineering (cum laude) and an MBA from the Technion, Israel’s Institute of Technology in Haifa.

Yoav Galin co-founded SolarEdge in 2006 and has served since our founding as our Vice President, Research & Development where he is responsible for leading the execution of our technology strategy, building and managing the technology team and overseeing research and development of SolarEdge’s innovative PV power harvesting products. Prior to joining SolarEdge, Mr. Galin served for 11 years at the ERD. During this period, Mr. Galin held various research and development and management positions, including his last position at the ERD where he led a project and its development team of over 30 hardware and software engineers. He was also responsible for overseeing the research and development of future technologies. Mr. Galin holds a B.S. in Electrical Engineering from Tel Aviv University.

Meir Adest co-founded SolarEdge in 2006 and has served since 2007 as our Vice President, Core Technologies where he is responsible for SolarEdge’s certification and long-term reliability of SolarEdge products and research of future technologies. Prior to co-founding SolarEdge, Mr. Adest spent 7 years at the ERD, where he held a number of positions, starting as an embedded software engineer for mission-critical systems, progressing to the position of a software team leader, managing a large-scale techno-operational project, and finally managing a multi-disciplinary section with approximately 25 hardware and software engineers. Mr. Adest holds a B.Sc in mathematics, physics, and computer science from the Hebrew University in Jerusalem.

Our Board of Directors

The following table sets forth certain information concerning our directors:

Name	Age (1)	Position(s) Held
Guy Sella	51	Chief Executive Officer and Chairman of the Board
Dan Avida	51	Director*
Yoni Cheifetz	55	Director*
Marcel Gani	62	Director*
Doron Inbar	65	Director*
Avery More	60	Director*
Tal Payne	43	Director*
               _ ________________________
(1)                   As of June 30, 2015

*           Our board of directors has determined that this director is independent under the standards of the NASDAQ Global Select Market.

Guy Sella.  Please see Item 1 of Part I, “ITEM 1. Business—Executive Officers of the Registrant.”

Dan Avida has served as a member of our board of directors since 2007. Mr. Avida is a partner at Opus Capital. Before joining Opus Capital in 2005, Mr. Avida served for four years as president and chief executive officer at Decru Inc., a pioneering storage security company that Mr. Avida co-founded in 2001. Between 1989 and 1999 Mr. Avida was employed by Electronics for Imaging, Inc. (NASDAQ:EFII), where he held a number of positions and ultimately served as chairman and chief executive officer. Prior to Electronics for Imaging, Mr. Avida served as an officer in the Israel Defense Forces. Mr. Avida holds a B.Sc. in Computer Engineering (summa cum laude) from the Technion, the Israel Institute of Technology. Mr. Avida’s historical knowledge of our company and years of experience in working with innovative companies in the United States and Israel provide a valuable perspective to the board of directors.

Yoni Cheifetz has served as a member of our board of directors since 2010. Since 2006, Mr. Cheifetz has served as a Partner at Lightspeed Venture Partners, where he focuses on investment activity in Israel in areas of interest, including the Internet, general media, mobile, communications, software, semiconductors and cleantech. Prior to joining Lightspeed Venture Partners, Mr. Cheifetz was a partner with Star Ventures from 2003 to 2006. Before joining Star Ventures, Mr. Cheifetz worked for several privately held software companies. Mr. Chiefetz holds a B.Sc. in Applied Mathematics from Tel Aviv University and an M.Sc. in Applied Mathematics and Computer Science from the Weizmann Institute of Science. Mr. Cheifetz’s historical knowledge of our company and extensive experience in working with technology companies qualify him to serve as a member of our board of directors.

Marcel Gani has served as a member of our board of directors since 2015. Since 2009, Mr. Gani has served as an independent consultant to various start-up companies, and between November 2009 and June 2010 acted as chief executive officer for a private company. From 2005 to 2009, Mr. Gani lectured at Santa Clara University, where he taught classes on accounting and finance. In 1997, Mr. Gani joined Juniper Networks, Inc. where he served as chief financial officer and executive vice president from December 1997 to December 2004, and as chief of staff from January 2005 to March 2006. Prior to joining Juniper, Mr. Gani served as chief financial officer at various companies, including NVIDIA Corporation, Grand Junction Networks, Primary Access Corporation and Next Computers. Mr. Gani served as corporate controller at Cypress Semiconductor from 1991 to 1992. Prior to joining Cypress Semiconductor, Mr. Gani worked at Intel Corporation from 1978 to 1991. Mr. Gani holds a B.A. in Applied Mathematics from Ecole Polytechnique Federal and an M.B.A. from University of Michigan, Ann Arbor. Mr. Gani currently serves on the board of directors of Envivio Inc., where he is the chairman of the nominating and governance committee, and also serves on the board of directors of Infinera, where he is a member of the audit committee and the compensation committee. Mr. Gani brings valuable financial and business experience to our board through his years of experience as a chief financial officer with public companies and experience as a director of other public companies.

Doron Inbar has been a venture partner at Carmel Ventures, an Israeli-based venture capital firm that invests primarily in early stage companies in the fields of software, communications, semiconductors, internet, media, and consumer electronics, since 2006.  Previously, Mr. Inbar served as the president of ECI Telecom Ltd., a global telecom networking infrastructure provider, from November 1999 to December 2005 and its chief executive officer from February 2000 to December 2005. Mr. Inbar joined ECI Telecom Ltd. in 1983 and during his first eleven years with the company, served in various positions at its wholly-owned U.S. subsidiary, ECI Telecom, Inc., in the U.S., including executive vice president and General Manager. In July 1994, Mr. Inbar returned to Israel to become vice president, corporate budget, control and subsidiaries of ECI Telecom Ltd. In June 1996, Mr. Inbar was appointed senior vice president and chief financial officer of ECI Telecom Ltd., and he became executive vice president of ECI Telecom Ltd. in January 1999. Mr. Inbar has served on the board of directors of Alvarion Ltd. (NASDAQ: ALVR), a company that designs and sells broadband wireless and Wi-Fi products, since September 2009 and is a member of its audit and compensation committees and serves as chairman of its nominating and governance Committee. Mr. Inbar also serves on the board of directors of SolarEdge Technologies Inc., an innovative start up in the photovoltaic industry, as chairman of the board of Archimedes Global Ltd., a company which provides health insurance and health provision in East Europe, and on the board of directors of MaccabiDent Ltd., the largest chain of dental service clinics in Israel. In 2012, Mr. Inbar joined the board of directors of Comverse Technology Inc. (NASDAQ: CNSI), where he is a member of the audit committee and corporate governance committee. Mr. Inbar serves also as a board member and management consultant at Degania Medical Ltd., a medical device designer and manufacturer, and as a board member and management advisor to the board of Tzinorot Ltd. Previously, Mr. Inbar served as chairman of the board of C-nario Ltd., a global provider of digital signage software solutions, chairman of the board of Followap Ltd., which was sold to Neustar, Inc. in November 2006, and chairman of the board of Enure Networks Ltd. Mr. Inbar holds a B.A. in Economics and Business Administration from Bar-Ilan University, Israel.

Avery More has served as a member of our board of directors since 2006. Mr. More was the sole seed investor in the Company through his fund, ORR Partners I, L.P., and has participated in all successive rounds. Mr. More joined Menlo Ventures in 2013 as a venture partner, and focuses on investments in technology companies. Prior to joining Menlo Ventures, Mr. More was the president and chief executive officer of CompuCom Systems Inc. from 1989 to 1993. Mr. More currently serves on the board of directors of Vidyo, Inc., QualiSystems Ltd., Takipi BuzzStream and Intendu Ltd. Mr. More has specific attributes that qualify him to serve as a member of our board of directors, including his historical knowledge of our company and his experience as a director of other private and public technology companies.

Tal Payne has served as a member of our board of directors since 2015. Ms. Payne has served as chief financial officer at Check Point Software Technologies Ltd. since 2008. Prior to joining Check Point in 2008, Ms. Payne was chief financial officer at Gilat Satellite Networks, Ltd., where she was responsible for strategic planning, development and leadership of the finance organization and held the role of vice president of finance for over five years. Before joining Gilat, Ms. Payne was employed at PricewaterhouseCoopers, from 1994 to 1999. Ms. Payne holds a B.A. in Economics and Accounting and an Executive M.B.A., both from Tel Aviv University. Ms. Payne is also a certified public accountant. Ms. Payne brings valuable financial and business experience to our board through her years of experience as a chief financial officer with publicly traded companies.

Committees of our Board of Directors

Our board of directors has established audit, compensation, and nominating and corporate governance committees. The composition, duties and responsibilities of these committees are set forth below. Our board of directors may from time to time establish certain other committees to facilitate the management of the Company.

Audit Committee

Our board of directors has established an audit committee, which operates under a written charter that is available on our website at http://investors.solaredge.com and that satisfies the applicable standards of the SEC and the listing requirements of NASDAQ. The audit committee’s responsibilities include, but are not limited to: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our outside auditor; (2) at least annually, reviewing the independence of our outside auditor; (3) reviewing with our independent registered public accounting firm the matters required to be reviewed by applicable auditing requirements; (4) approving in advance all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) meeting to review and discuss with management and the outside auditor the annual audited and quarterly financial statements of the Company and the independent auditor’s reports related to the financial statements; (6) receiving reports from management regarding, and reviewing and discussing the adequacy and effectiveness of, the Company’s disclosure controls and procedures;  (7) establishing and overseeing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, auditing and federal securities law matters;(8) establishing and periodically reviewing policies and procedures for the review, approval and ratification of related person transactions; and (9) oversee the preparation of the report of the audit committee that SEC rules require to be included in our annual proxy statement.

Our audit committee consists of Marcel Gani, Tal Payne and Doron Inbar, with Marcel Gani serving as chairman. Rule 10A-3 of the Exchange Act and NASDAQ Global Select Market rules require us to have one independent audit committee member upon the listing of our common stock on the NASDAQ Global Select Market, a majority of independent directors within 90 days of the date of listing and all independent audit committee members within one year of the date of listing. We comply with the independence requirements. Our board of directors has determined that Marcel Gani and Tal Payne each qualify as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ Global Select Market rules and regulations.

Compensation Committee

Our board of directors has established a compensation committee, which operates under a written charter that is available on our website at http://investors.solaredge.com and that satisfies the applicable standards of the SEC and the listing requirements of NASDAQ. The compensation committee’s responsibilities include, but are not limited to: (1) overseeing our overall compensation philosophy, policies and programs; (2) reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer , evaluating the  Chief Executive Officer’s performance in light of those goals and objectives, approving grants of equity awards to the Chief Executive Officer and recommending to the independent directors the Chief Executive Officer’s compensation based on this evaluation; (2) overseeing the evaluation of other executive awards and approving equity awards to these officers, and setting their compensation based upon the recommendation of the Chief Executive Officer; (3) reviewing and approving the design of other benefit plans pertaining to executive officers; (4) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) overseeing preparation of the report of the compensation committee to the extent required by SEC rules to be included in our annual meeting proxy statement..

Our compensation committee consists of Avery More, Marcel Gani, Dan Avida and Doron Inbar, with Avery More serving as chairman. The composition of our compensation committee meets the requirements for independence under current rules and regulations of the SEC and the NASDAQ Global Select Market. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee, which operates under a written charter that is available on our website at http://investors.solaredge.com and that satisfies the applicable standards of the SEC and the listing requirements of NASDAQ. The nominating and corporate governance committee’s responsibilities include, but are not limited to: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) assessing the contributions and independence of incumbent directors in determining whether to recommend them for reelection to the board; (3) developing and recommending to our board of directors a set of corporate governance guidelines and principles; (4) establishing procedures for the consideration of board candidates recommended by the Company’s stockholders; (5) recommending to the board candidates to be elected by the board to fill vacancies and newly created directorships and candidates for election or reelection at each annual stockholders’ meeting; (6) periodically reviewing the board’s leadership structure, size, composition and functioning; (7) overseeing succession planning for positions held by executive offices; (8) overseeing the evaluation of the board and its committees; and (9) annually reviewing the compensation of directors for service on the board and its committees and recommend changes in compensation to the board as appropriate.

Our nominating and corporate governance committee consists of Avery More, Yoni Cheifetz and Dan Avida, with Avery More serving as chairman. The composition of our nominating and corporate governance committee meets the requirements for independence under current rules and regulations of the SEC and the NASDAQ Global Select Market.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is, or was in fiscal 2015, an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Director Compensation for Fiscal 2015

Director Compensation Table

The following table sets forth the total cash and equity compensation paid to our non-employee directors for their service on our board of directors and committees of our board of directors during fiscal 2015.  Mr. Sella is not eligible to receive any additional compensation for serving on our board of directors. His compensation for serving as our Chief Executive Officer is disclosed in the “—Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Avida (3)	10,000	250,000	—	—	—	—	260,000
Yoni Cheifetz (3)	8,750	250,000	—	—	—	—	258,750
Marcel Gani (3)	13,750	250,000	—	—	—	—	263,750
Doron Inbar (3)	8,750	250,000	—	—	—	—	258,750
Avery More (3)	12,500	250,000	—	—	—	—	262,500
Tal Payne (3)	8,750	250,000	—	—	—	—	258,750
Chester A. Farris (4)	—	—	—	—	—	—	—
Gary Gannot (4)	—	—	—	—	—	—	—
Roni Hefetz (4)	—	—	—	—	—	—	—
Dror Nahumi (4)	—	—	—	—	—	—	—
Yoram Oron (4)	—	—	—	—	—	—	—
Bill Hallisey (4)	—	—	—	—	—	—	—
___________________

(1)           Amounts in this column reflect the amount of pro-rated annual retainers for board and committee service, as detailed below. See “Director Compensation Program

(2)           This column represents the aggregate grant date fair value of restricted stock units granted to the directors in fiscal 2015, computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation, please see Notes 2u and 13e to the consolidated financial statements included in this Form 10-K.

(3)           As of June 30, 2015, each of these directors held 11,240 restricted stock units.

(4)           Served as a director prior to our initial public offering and received no compensation for such service.

Director Compensation Program

Each of our non-employee directors is eligible to receive compensation for his or her service on our board of directors consisting of annual cash retainers and equity awards. Specifically, our non-employee directors are entitled to receive the following annual retainers for their service on our board of directors effective as of the consummation of our initial public offering, which are in four equal quarterly installments and prorated for any partial year of service on our board of directors. Directors serving as chair of a committee do not also receive compensation as a general member of such committee.

Position	Retainer ($)
Board Member	30,000
Audit Committee Chair	20,000
Compensation Committee Chair	10,000
Nominating and Corporate Governance Committee Chair	10,000
Audit Committee Member	5,000
Compensation Committee Member	5,000
Nominating and Corporate Governance Committee Member	5,000

The equity awards for our non-employee directors consist of (i) an initial equity award in the form of restricted stock units, granted upon the individual’s initial appointment to our board of directors, with a grant date value of $150,000, and (ii) an annual equity award in the form of restricted stock units with a grant date value of $100,000, subject to proration, for directors who’s commencement of board service is in the midst of a particular year. The initial restricted stock unit awards vest in equal annual installments over three years and annual restricted stock unit award vest in full after one year (or the balance of the year in which the award is granted, in the case of pro-rated annual awards), subject in each case to continued board service through the applicable vesting date.

Our directors are reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Our directors are also entitled to the protection provided by the indemnification provisions in our by-laws. Our board of directors may revise the compensation arrangements for our directors from time to time.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and an Employee Code of Conduct that applies to our officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. These Codes are published on our corporate governance website located at http://investors.solaredge.com/phoenix.zhtml?c=253935&p=irol-govHighlights . We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and SEC rules require our directors, executive officers and persons who own more than 10% of any class of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Statements of Changes of Beneficial Ownership of Securities on Form 4 are generally required to be filed within two business days of a change in beneficial ownership of securities. Based solely on our review of the reports filed during fiscal 2015, and on written representations from such reporting persons, we determined that each of the following beneficial owners failed during 2015 to timely file one Form 4, each with respect to two transactions pursuant to which RSUs were granted by the Company:  Dan Avida, Marcel Gani and Avery More.

Procedures for Nomination of Directors by Stockholders

The Company identifies new director candidates through a variety of sources. The nominating and corporate governance committee will consider director candidates recommended by stockholders in the same manner it considers other candidates, as described below. Stockholders seeking to recommend candidates for consideration by the nominating and corporate governance committee should submit a recommendation in writing describing the candidate’s qualifications and other relevant biographical information and provide confirmation of the candidate’s consent to serve as director. Please submit this information to the Corporate Secretary at1 Hamada Street Herziliya Pituach, Israel, 4673335.

Stockholders may also propose director nominees by adhering to the advance notice procedure included in our bylaws. In order to be timely under our bylaws, notice of stockholder proposals related to stockholder nominations for the election of directors (or stockholder proposals not related to director nominations) must be received by the Corporate Secretary of the Company in the case of an annual meeting of the stockholders, no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary date of the preceding year’s annual meeting of stockholders. If the next annual meeting is called for a date that is more than 30 days before or more than 30 days after that anniversary date, or if no annual meeting was held in the preceding year, notice by the stockholder in order to be timely must be received no earlier than the close of business on the 120th day prior to such annual meeting nor later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the date on which public announcement is first made by the Company of the date of such meeting.

Stockholder nominations for the election of directors at a special meeting of the stockholders must be received by the Corporate Secretary of the Company no earlier than the close of business on the 120th day prior to such special meeting nor later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of such special meeting.

A stockholder’s notice to the Corporate Secretary of the Company must be in proper written form and must include the information and consents required by our bylaws related to the stockholder giving the notice, the beneficial owner (if any) on whose behalf the nomination or proposal is made and each person whom the stockholder proposes to nominate for election as a director or the business desired to be brought before the meeting.

A copy of the full text of the bylaw provisions discussed above may be obtained by writing to the Corporate Secretary of the Company at 1 Hamada Street Herziliya Pituach, Israel, 4673335.

Director Qualifications

The nominating and corporate governance committee and the board believe that candidates for director should have certain minimum qualifications, including, without limitation:

•	demonstrated business acumen and leadership, and high levels of accomplishment;
•	ability to exercise sound business judgment and to provide insight and practical wisdom based on experience;
•	commitment to understand the Company and its business, industry and strategic objectives;’
•	integrity and adherence to high personal ethics and values, consistent with our Code of Business Conduct and Ethics;
•	ability to read and understand financial statements and other financial information pertaining to the Company;
•	commitment to enhancing stockholder value;
•	willingness to act in the interest of all stockholders; and
•	for non-employee directors, independence under NASDAQ listing standards and other applicable rules and regulations.

Other requirements, such as industry experience or experience in a particular business discipline, that are expected to contribute to the Board’s overall effectiveness and meet the needs of the board of directors and its committees may be considered. The Company values diversity on a company-wide basis and seeks to achieve a diversity of occupational and personal backgrounds on the board of directors, but has not adopted a specific policy regarding board diversity.

Compensation Committee Report

This report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee has reviewed and discussed the below Executive Compensation Table Narrative with management and its independent consultant and, based on the review and discussions, recommended to our board that this Executive Compensation Table Narrative be included in this Annual Report on Form 10-K.

The Compensation Committee, Avery More, Chairman Dan Avida Marcel Gani Doron Inbar

ITEM 11.	EXECUTIVE COMPENSATION

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. The table below sets forth the annual compensation for services rendered during fiscal 2014 and fiscal 2015 by such executive officers, also referred to as our named executive officers (“NEOs”).

Fiscal 2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Option Awards($)(4)	Nonequity Incentive Plan Compensation($)(1)	All Other Compensation ($)(1)		Total ($)
Guy Sella	2015	298,114	417,156	(3)(5)	4,650,956	—	46,749	(6)	5,413,975
Chief Executive Officer and	2014	273,746	218,150	(2)	—	—	43,732	(7)	535,628
Chairman of the Board

Ronen Faier	2015	180,319	152,453	(3)(5)	154,399	—	28,720	(8)	515,891
Chief Financial Officer	2014	188,201	63,991	(2)	—	—	29,850	(9)	282,042

Zvi Lando	2015	190,260	71,815	(5)	154,399	—	31,688	(10)	448,162
Vice President, Global Sales	2014	178,223	79,544	(2)	—	—	26,588	(11)	284,355
______________________
(1)
We paid the amounts reported for each named executive officer in New Israeli Shekels. We have translated amounts paid in New Israeli Shekels into U.S. dollars at the foreign exchange rate published by the Bank of Israel as of the date of payment.

(2)	Represents discretionary bonuses paid to Mr. Sella, Mr. Faier and Mr. Lando in respect of the Company’s performance in fiscal 2014.

(3)	Represents one time bonuses to Mr. Sella and Mr. Faier in connection with the completion of our initiate public offering of $243,808 and $92,879, respectively.

(4)
The amounts in this column represent the aggregate grant date fair value of the option awards granted to our NEOs in fiscal 2015, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of these option awards in Note 2u to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There can be no assurance that these awards will vest or will be exercised (in which case no value will be realized by the individual), or that the value upon exercise will approximate the aggregate grant date fair value.

(5)	Represents the cash bonuses earned pursuant to our Management By Objectives (MBO) program for fiscal 2015 to the extent not related to bonuses in connection with our initial public offering.

(6)	Includes a $24,833 contribution by the Company to Mr. Sella’s severance fund and $21,916 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(7)	Includes a $22,812 contribution by the Company to Mr. Sella’s severance fund and $20,920 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(8)	Includes a $15,021 contribution by the Company to Mr. Faier’s severance fund and $13,699 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(9)	Includes a $15,683 contribution by the Company to Mr. Faier’s severance fund and $14,167 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(10)	Includes a $15,849 contribution by the Company to Mr. Lando’s severance fund and $15,839 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(11)	Includes a $14,852 contribution by the Company to Mr. Lando’s severance fund and $11,736 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

Outstanding Equity Awards as of June 30, 2015

The following table provides information regarding outstanding equity awards held by each of our NEOs as of June 30, 2015, including the applicable vesting dates.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Guy Sella	73,333	—		$1.50	July 1, 2019	—	—
	65,486	11,181	(1)	$2.46	January 26, 2022	—	—
	11,111	55,555	(2)	$5.01	October 29, 2024	—	—
	97,157	680,096	(3)	$5.01	December 22, 2024	—	—
Ronen Faier	200,000	—		$2.01	January 25, 2021	—	—
	78,298	13,368	(4)	$2.46	January 26, 2022	—	—
	11,111	55,556	(5)	$5.01	October 29, 2024	—	—
Zvi Lando	160,000	—		$1.50	May 28, 2019	—	—
	54,889	8,444	(6)	$2.01	January 25, 2021	—	—
	58,368	9,965	(7)	$2.46	January 26, 2022	—	—
	11,111	55,556	(8)	$5.01	October 29, 2024	—	—
__________________
(1)	The shares subject to the stock option vest over a four-year period commencing January 31, 2012, with 1/48 of the shares vesting monthly thereafter.

(2)	The shares subject to the stock option vest over a four-year period commencing October 31, 2014, with 1/48 of the shares vesting monthly thereafter.

(3)	The shares subject to the stock option vest over a four-year period commencing December 31, 2014, with 1/48 of the shares vesting monthly thereafter.

(4)	The shares subject to the stock option vest over a four-year period commencing January 31, 2012, with 1/48 of the shares vesting monthly thereafter.

(5)	The shares subject to the stock option vest over a four-year period commencing October 31, 2014, with 1/48 of the shares vesting monthly thereafter.

(6)	The shares subject to the stock option vest over a five-year period commencing February 1, 2011, with 1/60 of the shares vesting monthly thereafter.

(7)	The shares subject to the stock option vest over a four-year period commencing January 31, 2012, with 1/48 of the shares vesting monthly thereafter.

(8)	The shares subject to the stock option vest over a four-year period commencing October 31, 2014, with 1/48 of the shares vesting monthly thereafter.

Executive Compensation Table Narrative

Employment Agreements

During fiscal 2015, we were party to an employment agreement with Mr. Sella, effective as of September 1, 2007, pursuant to which he began serving as our (and SolarEdge Technologies Ltd.’s) Chief Executive Officer and Chairman of the Board, SolarEdge Technologies Ltd. was party to an employment agreement with Mr. Faier, effective as of December 1, 2010, pursuant to which he began serving as its Chief Financial Officer, and SolarEdge Technologies, Ltd. was party to an employment agreement with Mr. Lando effective as of May 17, 2009, pursuant to which he began serving as its Global Vice President of Sales. Each of these employment agreements provides for employment of the NEO on an “at-will” basis. In all cases, either party may terminate the agreement by providing 60 days prior written notice; provided, however, that we may terminate the agreements immediately and without prior notice and make a payment in lieu of advance notice, in accordance with applicable law. In addition, we may also terminate the agreements immediately upon written notice in the event of “cause” (as defined therein).

The agreements provide for a base salary, vacation, sick leave, payments to a pension and severance fund as well as an Israeli recreational fund and recuperation pay in accordance with Israeli law. Pursuant to the agreements, we have effected a manager’s insurance policy for each NEO pursuant to which we make contributions on behalf of each NEO as well as the required statutory deductions from salary and any other amounts payable under the agreements on behalf of each NEO to the relevant authorities in accordance with Israeli law. In the case of Mr. Sella, we contribute 8.33% of his base salary toward the policy for the severance pay component, 5% for the savings and risk component, 7.5% for the Israeli recreational fund component, up to $3,800 per year, and up to 2.5% for disability insurance. In the case of Mr. Faier, we contribute 8.33% of his base salary toward the policy for the severance pay component, 5% in the case of an insurance policy (or 6% in the case of a pension fund, with such amount to be allocated to a provident fund or pension plan) and 7.5% for the Israeli recreational fund component, up to $3,800 per year. In the event that Mr. Faier chooses to allocate payments to an insurance policy (and not a pension fund), we will contribute up to 2.5% of his salary toward disability insurance. In the case of Mr. Lando, we contribute 8.33% of his base salary toward the policy for the severance pay component and 5% to a provident fund, insurance policy or pension plan and 7.5% for the Israeli recreational fund component, up to $3,800 per year. We will also contribute up to 2.5% of his base salary for disability insurance provided that such insurance is available. In all cases we deduct 5% of each NEO’s base salary to be paid on behalf of the NEO toward the policy (or 5.5%, in the case of Mr. Faier in the event he chooses to allocate his payments to a pension plan).

Incentive Compensation

For calendar year 2015, each NEO is eligible to receive an annual incentive compensation payment based on achievement of pre-established performance goals. For Mr. Sella, the performance goals is 100% weighted based upon company-related financial and performance goals, including 66% financial achievement, 14% operations, 10% strategy and 10% scalability. For Messrs. Faier and Lando, the performance goals are weighted based upon 50% company-related financial and performance goals and 50% individual performance.

For calendar year 2014, each NEO received a discretionary annual bonus based on the compensation committee’s evaluation of company and individual performance.  With respect to Mr. Sella, the compensation committee considered financial performance of the Company, including revenue and profitability goals, operations goals, building scalability and strategy.  With respect to Mr. Faier, the compensation committee considered his management and execution of a business plan to meet financial targets (including top line, bottom lines and cash plan), contributions in connection with the preparation of our initial public offering and financial infrastructure building and assistance in logistic infrastructure building of FedEx MA hub and US 3PL.  For Mr. Lando, the compensation committee considered increased customer satisfaction levels, substantially exceeding the July extended business plan, his recruitment of a regional management team for the European Union and decreased support expenses from revenue.

Post-Employment Compensation and Change in Control Payments and Benefits

Severance

Pursuant to the terms of the employment agreements with the NEOs, as well as in accordance with Israeli law, upon a termination of the NEO’s employment, the NEO is entitled to the payments we have made on behalf of each NEO to the Manager’s Insurance Policy.

Equity Acceleration

Pursuant to the terms of his employment agreement, if Mr. Sella is terminated without “cause” after the occurrence of a “change in control” (each as defined in his agreement), he will be entitled to full acceleration of any unvested shares of restricted stock or stock options held by him at the time of such termination. Pursuant to the terms of their respective employment agreements, if Mr. Faier or Mr. Lando terminates his employment due to “justifiable reason” (as defined therein) or SolarEdge Technologies, Ltd. terminates Mr. Faier’s or Mr. Lando’s employment within twelve months of the date of a “transaction” (as defined therein), then all outstanding and unvested stock options will become fully vested and exercisable as of the date of such termination.

Pursuant to the terms of a Restricted Stock Agreement entered into with Mr. Sella as of December 11, 2007, in the event that he is terminated for “cause” (as defined therein), all stock acquired pursuant to such agreement will be subject to repurchase by us.

Furthermore, in the event of a “transaction” (as defined in our 2007 Global Incentive Plan (the “2007 Plan”)), all outstanding equity held by each NEO will accelerate to the extent such awards are not assumed or substituted by a successor corporation in connection with such transaction.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of June 30, 2015, about shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,220,716	$3.09	2,242,687
Equity compensation plans not approved by security holders	—	—	—
Total	6,220,716	$3.09	2,242,687
______________________________
(1)
Includes in column (a) 67,440 shares of common stock issuable upon exercise of options outstanding under the Company’s 2015 Global Incentive Plan, 6,153,276 shares of common stock issuable upon exercise of options outstanding under the Company’s 2007 Global Incentive Plan. Includes in column (c) 1,755,044 shares of common stock available for future issuance under the Company’s 2015 Global Incentive Plan and 487,643 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. Upon consummation of our initial public offering, the Company’s 2007 Global Incentive Plan was terminated and no further awards can be granted under this plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2015 with respect to:

•	each person known by us to beneficially own 5% or more of the outstanding shares of our common stock;

•	each member of our board of directors and each NEO; and

•	the members of our board of directors and our executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o SolarEdge Technologies, Inc., 1 HaMada Street, Herziliya Pituach 4673335, Israel.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that each person or entity named in the table below has sole voting and investment power with respect to all shares of common stock that he, she or it beneficially owns, subject to applicable community property laws.

Applicable percentage of beneficial ownership is based on 39,297,539 shares of common stock that would be outstanding as of June 30, 2015.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	%
5% Stockholders:

Affiliates of Opus Capital Venture Partners V, L.P.(1)	4,549,944	11.58%
Genesis Partners III L.P.(2)	4,549,945	11.58%
Affiliates of Pacven Walden Ventures VI, L.P.(3)	4,549,264	14.64%

Norwest Venture Partners XI, L.P.(4)	3,282,506	9.11%
Lightspeed Venture Partners VIII LP(5)	3,580,650	11.52%
NWC SolarEdge Holdings, LLC(6)	1,976,056	5.03%
Directors and Named Executive Officers:
Guy Sella(7)	718,778	1.83%
Ronen Faier(8)	296,006	*
Zvi Lando(9)	293,159	*
Dan Avida(10)	4,549,944	11.58%
Yoni Cheifetz(11)	3,580,650	11.52%
Marcel Gani	-	-
Doron Inbar(12)	223,333	*
Avery More(13)	1,700,743	4.33
Tal Payne	-	-
All directors and executive officers as a group (16 individuals)(16)	13,577,784	34.55%
_____________________
*	Represents beneficial ownership of less than 1%.

(1)
Opus Capital Venture Partners V, L.P.’s investment committee consists of Carl Showalter, Dan Avida, Gill Cogan and Joseph Cutts. Each of these individuals has shared voting and investment power over the shares held by Opus Capital Venture Partners, L.P. The principal business address of each of the Opus Capital Venture Partners Funds is 2730 Sand Hill Road, Suite 150, Menlo Park, CA 94025.

(2)
The investment committee of Genesis Partners III L.P.’s general partner, Genesis Partners III Management Ltd., consists of Eddy Shalev, Dr. Eyal Kishon, Gary Gannot, Jonathan Saacks and Hadar Kiriati. Each of these individuals has shared voting and investment power over the shares held by Genesis Partners III L.P. The principal business address of Genesis Partners III L.P. is 11B Hamenofim St., Hertzilia Pituach POB 12866 Israel 46733.

(3)
Consists of 4,220,620 shares held by Pacven Walden Ventures VI, L.P. and 328,644 shares held by Pacven Walden Ventures Parallel VI, L.P. (together with Pacven Walden Ventures VI, L.P., the “Pacven Walden Funds”). The general partner of Pacven Walden Ventures VI, L.P. (“Pacven VI”) and Pacven Walden Ventures VI Parallel VI, L.P. (“Pacven VI Parallel”) is Pacven Walden Management VI Co. Ltd., which is affiliated with Walden International, a venture capital firm. Mr. Lip-Bu Tan is the sole director and a member of the investment committee of Pacven Walden Management VI Co., Ltd. and shares voting and investment power with respect to the shares held by Pacven VI and Pacven VI Parallel with other members of the investment committee, i.e., Andrew Kau, and Brian Chiang. The business address of Pacven VI, Pacven VI Parallel and Walden International is One California Street 28th Floor, San Francisco, California 94111.

(4)
The general partner of Norwest Venture Partners XI, L.P. is Genesis VC Partners XI, LLC. The managing member of Genesis VC Partners XI, LLC is NVP Associates, LLC. Promod Haque, Matthew Howard and Jeffrey Crowe are co-chief executive officers of NVP Associates, LLC. Each of these individuals has shared voting and investment power over the shares held by Norwest Venture Partners XI, L.P. The address of Norwest Venture Partners XI, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.

(5)
Lightspeed Ultimate General Partner VIII, Ltd. is the general partner of Lightspeed General Partner VIII, L.P, which is the general partner of Lightspeed Venture Partners VIII, L.P. As such, Lightspeed Ultimate General Partner VIII, Ltd. possesses the power to direct the voting and disposition of the shares owned by Lightspeed Venture Partners VIII, L.P. and may be deemed to have indirect beneficial ownership of the shares held by Lightspeed Venture Partners VIII, L.P. Christopher J. Schaepe, Barry Eggers, Ravi Mhatre and Peter Nieh are the directors of Lightspeed Ultimate General Partner VIII, Ltd. and possess power to direct the voting and disposition of the shares owned by Lightspeed Venture Partners VIII, L.P. and may be deemed to have indirect beneficial ownership of the shares held by Lightspeed Venture Partners VIII, L.P. The address for Lightspeed Ultimate General Partner VIII, Ltd. is 2200 Sand Hill Road, Menlo Park, California 94025.

(6)
The general partner of both members of NWC Solar Edge Holdings, LLC is NWC IP GP IV, LLC. The executive committee and the investment committee of the general partner consist of Carter Bales, William Hallisey, Ali Iz and Louis Schick. Each of these individuals has shared voting and investment power over the shares held by NWC Solar Edge Holdings, LLC. Each such individual disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The principal business address of NWC SolarEdge Holdings, LLC is 527 Madison Avenue, 24th Floor, New York, NY 10022.

(7)	Consists of 433,333 shares of common stock owned of record by Mr. Sella and 285,445 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

(8)	Consists of 296,006 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

(9)	Consists of 293,159 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

(10)	Consists solely of shares described in Note (1) above.

(11)	Consists solely of shares described in Note (5) above.

(12)	Consists of 223,333 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

(14)
Consists of 1,176,470 shares held by ORR Partners I, L.P., 163,132 shares held by ORR Partners I-S, L.P., 194,903 shares held by ORR Partners I-S, II, L.P. and 166,238 shares held by ORR Partners I-S III, L.P. (together with ORR Partners I, L.P. and ORR Partners I-S, L.P., the “ORR Partners Funds”). Avery More is the general partner of the ORR Partners Funds, and has voting and investment power with respect to the shares held by the ORR Partners Funds. The principal business address of each of the ORR Partners Funds is 5930 Royal Lane, Suite E-120, Dallas, TX 75230.

(16)	Consists of 11,564,670 shares of common stock and 2,013,115 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since July 1, 2014 to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described under “— Executive Compensation” and “— Director Compensation” above.

Private Placement Financings

The following table summarizes purchases of our convertible preferred stock since July 1, 2014 by holders of more than 5% of our capital stock and their affiliated entities.

Name	Shares of Series D Convertible Preferred Stock	Aggregate Purchase Price of Series D Convertible Preferred Stock ($)	Shares of Series D-1 Convertible Preferred Stock	Aggregate Purchase Price of Series D-1 Convertible Preferred Stock ($)	Shares of Series D-2 Convertible Preferred Stock	Aggregate Purchase Price of Series D-2 Convertible Preferred Stock ($)	Shares of Series D-3 Convertible Preferred Stock	Aggregate Purchase Price of Series D-3 Convertible Preferred Stock ($)	Shares of Series E Convertible Preferred Stock	Aggregate Purchase Price of Series E Convertible Preferred Stock ($)
Affiliates of ORR Partners I, L.P.(1)	64,963	150,000	103,140	238,150	123,768	285,780	206,845	477,605	—	—
Opus Capital Venture Partners, L.P.	1,444,123	3,334,480	390,776	902,301	468,989	1,082,895	783,792	1,809,776	—	—
Genesis Partners III L.P.	1,444,112	3,334,455	390,873	902,525	468,989	1,082,895	783,792	1,809,776	—	—
Affiliates of Pacven Walden Ventures VI, L.P.	1,443,902	3,333,970	390,765	902,276	468,919	1,082,734	783,674	1,809,503	—	—
Affiliates of Vertex III (C.I.) Fund L.P.(1)	585,672	1,352,317	158,502	365,981	190,202	439,176	317,870	733,962	—	—
Affiliates of Lightspeed Ventures Partners VII, LP	1,136,471	2,624,112	307,565	710,167	369,078	852,201	616,817	1,424,230	—	—
Affiliates of NWC SolarEdge Holdings, LLC	—	—	—	—	—	—	—	—	5,928,169	$15,900,001
Affiliates of Norwest Venture Partners XI, L.P.	8,661,758	20,000,000	281,956	651,036	338,347	781,242	565,458	1,305,643	—	—
___________________
(1)	These holders held more than 5% of our capital stock at the time of the relevant financing but held less than 5% of our capital stock on June 30, 2015.

Material Rights of Preferred Stock

The following is a brief description of the material rights of each series of our preferred stock issued to holders of more than 5% of our capital stock and their affiliated entities. All outstanding shares of our preferred stock converted into shares of our common stock immediately prior to the closing of our initial public offering.

Dividends.  The holders of Series E, D-3, D-2, D-1, D, C, B and A convertible preferred stock were entitled to receive dividends, if, when and as declared by the board of directors, in an amount per share equal to the following (in order of right of payment):

Dividend per share
Series E	0.21457
Series D-3	0.184721
Series D-2	0.184721
Series D-1	0.184721
Series D	0.184721
Series C	0.12500
Series B	0.09808
Series A	0.05913

No dividends were declared on the Series E, D-3, D-2, D-1, D, C, B and A convertible preferred stock.

Conversion.  The Series E, D-3, D-2, D-1, D, C, B and A convertible preferred stock automatically converted into common stock immediately prior to the closing of our initial public offering. Each three shares of Series E, D-3, D-2, D-1, D, C, B and A convertible preferred stock converted into one share of common stock, subject to adjustment for certain subsequent issuances.

Liquidation rights.  In the event of any liquidation, dissolution or winding-up, the Company was required to distribute to the holders of preferred stock, in descending order of priority and prior to any payments to any of the holders of any other classes of stock, a per share amount equal to $2.68211 for Series E convertible preferred stock, $2.309 for Series D-3, D-2, D-1 and D convertible preferred stock, $1.564 for Series C convertible preferred stock, $1.226 for Series B convertible preferred stock and $0.73913 for Series A convertible preferred stock, plus interest accruing annually on a compounded basis at the rate of 5% on such respective amount from the date of issuance (except in the case of Series A), plus all declared but unpaid dividends on each such share of convertible preferred stock then held by the holder, less any dividends actually paid on such share.

Voting rights.  Each holder of shares of preferred convertible stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred convertible stock could be converted and had voting rights and powers equal to the voting rights and powers of the common stock and was entitled to notice of any stockholders meeting. Each holder of common stock is entitled to one vote for each share of common stock held.

Protective Provisions.  We could not, without the consent of a majority of the then outstanding convertible preferred stock voting together as a single class on an as-converted basis, (i) change the rights, preferences, or privileges of the convertible preferred stock or any series of convertible preferred stock so as to materially and adversely affect the convertible preferred stock or any series of convertible preferred stock, (ii) authorize or issue any shares of a new class or series of capital stock (or rights to acquire such new class or series of capital stock) having rights, preferences or privileges senior or equivalent to the convertible preferred stock, (iii) increase or decrease the total number of authorized shares of convertible preferred stock, (iv) cause or effect a change of control, liquidation, dissolution or winding up of the Company or (v) declare or pay any dividends or declare or make any other distribution, purchase, redemption or acquisition on any of our capital stock, except for certain permitted repurchases.

In addition, we could not, change the rights, preferences, or privileges of any series of convertible preferred stock or increase or decrease the total number of shares of the applicable series of convertible preferred stock, without, as applicable, the consent of (i) at least a majority of the then outstanding Series E convertible preferred stock voting as a separate series (ii) at least a majority of the then outstanding shares of Series D-3, D-2, D-1 and D convertible preferred stock voting as a single class, (iii) at least 66% of the then outstanding shares of Series C convertible preferred stock voting as a separate, (iv) at least 70% of the then outstanding shares of Series B convertible preferred stock voting as a separate series and (v) at least 66% of the then outstanding shares of Series A convertible preferred stock voting as a separate series.

The rights of each series of our preferred stock, including those describe above, terminated upon the conversion of all outstanding shares of convertible preferred stock immediately prior to the closing of our initial public offering.

Investors’ Rights Agreement

We entered into an investors’ rights agreement with our founders and the holders of our convertible preferred stock, including the following principal stockholders and some of their affiliates:

ORR Partners I-S, L.P.
Opus Capital Venture Partners V, L.P.
Genesis Partners III L.P.
Pacven Walden Ventures VI, L.P.
Vertex III (C.I.) Fund L.P.
Norwest Venture Partners XI, L.P.
Lightspeed Venture Partners VIII LP
NWC SolarEdge Holdings, LLC

Pursuant to this agreement, we granted these stockholders certain registration rights with respect to certain shares of our common stock held or issuable upon conversion of the shares of preferred stock held by them as follows:

Demand registration rights.    At any time after six months following completion of our initial public offering, the holders of at least 30% of these shares have the right to demand that we file up to two registration statements with respect to offerings of common stock each having an aggregate offering price of at least $10 million. We may postpone the filing of a registration statement for up to 90 days if we determine that the filing would be seriously detrimental to us and our stockholders, and the underwriters of an underwritten offering will have the right, subject to certain restrictions, to limit the number of shares registered by these holders for reasons relating to the marketing of the shares.

Piggyback registration rights.    If we propose to register any of our securities for public sale, the holders of approximately 29.9 million shares of our common stock will be entitled to certain “piggyback” registration rights allowing the holders to include their shares in such registration. However, this right does not apply to a registration relating to any of our employee benefit plans, the exchange of securities in certain corporate reorganizations or certain other transactions or the issuance of common stock upon conversion of debt securities, the offer and sale of which are also being registered. The underwriters of any underwritten offering will have the right to limit the number of shares registered by these holders for reasons relating to the marketing of the shares, but not below 25% of the total number of shares included in the registration statement.

Form S-3 registration rights.    The holders of approximately 29.9 million shares of our common stock will be entitled to certain Form S-3 registration rights. At any time after we are eligible to file a registration statement on Form S-3, holders of these shares have the right to request that we effect a registration on Form S-3 if the proposed aggregate offering price of the shares to be registered by the holders requesting registration is at least $2 million. We will not be required to effect such a registration if we have effected one such registration within the 12-month period preceding a request and we may postpone the filing of a registration statement on Form S-3 for up to 90 days if we determine that the filing would be seriously detrimental to us and our stockholders. The underwriters of any underwritten offering will have the right, subject to certain restrictions, to limit the number of shares registered by these holders for reasons relating to the marketing of the shares.

Registration expenses.    We will pay all expenses incurred by holders of shares registered in connection with up to two demand registrations and all piggyback and Form S-3 registrations, except, in each case, for fees and expenses of legal counsel in excess of $35,000, underwriting discounts, selling commissions and transfer taxes. However, subject to limited exceptions, we will not pay for any expenses of any demand registration if the request is subsequently withdrawn by the holders or if the net proceeds requirement of a demand registration is not met.

Expiration of registration rights.    The registration rights described above will expire five years after the completion of our initial public offering (i.e., on March 31, 2020), or, with respect to any particular stockholder, when such stockholder is able to sell all of its shares pursuant to Rule 144 of the Securities Act or a similar exemption in any three-month period and such stockholder owns less than 1% of the Company's common stock.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and by-laws provide that we shall indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Review, Approval or Ratification of Transactions with Related Persons

The audit committee of our board of directors has primary responsibility for reviewing and approving transactions with related parties. Our audit committee charter provides that the audit committee shall review and approve in advance any related party transactions.

We adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the consent of our audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our audit committee has determined that certain transactions will not require audit committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

Director Independence

The Board has determined that each of our directors, other than Mr. Sella, is an “independent director” within the meaning of the applicable NASDAQ rules. In addition, the Board has determined that each of our directors, other than Mr. Sella is an “independent director” as defined by Rule 10A-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The board of directors has also determined that pursuant to heightened independence requirements applicable to compensation committee members as set forth in Rule 10C-1 of the Exchange Act (“Rule 10C-1”) and applicable NASDAQ rules, all of the Board members except for Mr. Sella are independent as defined in these rules. In making its determinations, the board of directors considered, among other things, all transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. There are no family relationships among any of our executive officers, directors or nominees for director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The following table sets forth the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our financial statements for fiscal 2015 and 2014 and the aggregate fees for other services rendered by Ernst & Young billed in those periods:

	2015	2014
	(in thousands)
Audit fees(1)	$890	$115
Audit Related fees(2)	22	28
Tax fees(3)	80	23
Total audit and related fees	$992	$166
______________________
(1)
Represents professional services rendered for the audits of our annual consolidated financial statements, the reviews of our quarterly consolidated financial statements, the filing of our Form S-1 and fees related to our initial public offering.

(2)           Represents accounting consultations regarding financial accounting and reporting standards.
(3)	Represents professional services rendered for tax compliance, tax advice, tax planning and review our Israeli tax returns.

In connection with our initial public offering, the board of directors adopted a written policy for the pre-approval of certain audit and non-audit services which Ernst & Young provides. The policy balances the need to ensure the independence of Ernst & Young while recognizing that in certain situations Ernst & Young may possess both the technical expertise and knowledge of the Company to best advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the audit committee. Certain services may also be pre-approved by the Chairman of the audit committee under the policy. All of the fees identified in the table above were approved in accordance with SEC requirements and, following our initial public offering, pursuant to the policies and procedures described above.

All of the services of Ernst & Young for fiscal 2015 and 2014 described above were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Our Consolidated Financial Statements and Notes thereto are included in ITEM 8 of this Annual Report on Form 10-K. See Index to ITEM 8 for more detail.

2.
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in ITEM 8 of this Annual Report on Form 10-K.

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this Annual Report on Form 10-K.

SOLAREDGE TECHNOLOGIES, INC.

SOLAREDGE TECHNOLOGIES, INC.

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SOLAREDGE TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficiency) and cash flows for each of the three years ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/S/ KOST FORER GABBAY & KASIERER
August 20, 2015	A Member of Ernst & Young Global

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,
	2015	2014

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$144,750	$9,754
Restricted cash	3,639	1,602
Trade receivables, net	35,428	19,267
Prepaid expenses and other accounts receivable	32,645	13,151
Inventories	73,950	25,499

Total current assets	290,412	69,273

PROPERTY AND EQUIPMENT, NET	14,717	5,351

LONG-TERM LEASE DEPOSIT AND PREPAID EXPENSES	529	367

LONG-TERM DEFERRED CHARGES	-	7

Total assets	$305,658	$74,998

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,
	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIENCY)

CURRENT LIABILITIES:
Short term bank loan	$-	$13,326
Current maturities of term loan	-	3,474
Trade payables	80,684	39,438
Employees and payroll accruals	6,814	5,210
Warranty obligations	9,431	5,496
Deferred revenues	1,676	1,729
Accrued expenses and other accounts payable	6,987	4,270

Total current liabilities	105,592	72,943

LONG-TERM LIABILITIES:
Warranty obligations	22,448	12,685
Deferred revenues	8,289	4,252
Warrants to purchase convertible preferred stock	-	765
Term loan	-	3,444
Lease incentive obligation	2,385	-

Total long-term liabilities	33,122	21,146

COMMITMENTS AND CONTINGENT LIABILITIES

Convertible Preferred Series A, B, C, D, D-1, D-2, D-3 stock of $0.0001 par value - authorized: 95,000,000 and 80,772,775 shares as of June 30, 2015 and 2014, respectively; issued and outstanding: 0 and 75,422,773 shares as of June 30, 2015 and 2014, respectively. Aggregate liquidation preferences of $0 and $134,656 as of June 30, 2015 and 2014, respectively.	-	116,203

STOCKHOLDERS’ EQUITY (DEFECIENCY):
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 and 34,939,461 shares as of June 30, 2015 and 2014, respectively; issued and outstanding: 39,297,539 and 2,809,950 shares as of June 30, 2015 and 2014, respectively.	4	* -
Additional paid-in capital	287,152	5,878
Accumulated other comprehensive loss	(222)	(61)
Accumulated deficit	(119,990)	(141,111)

Total stockholders’ equity (deficiency)	166,944	(135,294)

Total liabilities and stockholders’ equity (deficiency)	$305,658	$74,998

*           Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Year ended June 30,
	2015	2014	2013

Revenues	$325,078	$133,217	$79,035
Cost of revenues	243,295	111,246	74,626

Gross profit	81,783	21,971	4,409

Operating expenses:

Research and development, net	22,018	18,256	15,823
Sales and marketing	24,973	17,792	12,784
General and administrative	6,535	4,294	3,262

Total operating expenses	53,526	40,342	31,869

Operating income (loss)	28,257	(18,371)	(27,460)

Other expenses	104	-	-

Financial expenses, net (Note 15)	5,077	2,787	612

Income (loss) before taxes on income	23,076	(21,158)	(28,072)

Taxes on income (Note 14)	1,955	220	108

Net income (loss)	$21,121	$(21,378)	$(28,180)

Net basic earnings (loss) per share of common stock	$0.30	$(7.64)	$(10.28)

Net diluted earnings (loss) per share of common stock	$0.27	$(7.64)	$(10.28)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	11,902,911	2,798,894	2,741,370

Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	15,269,448	2,798,894	2,741,370

Other comprehensive income (loss)
Change in comprehensive income (loss) related to foreign currency translation adjustments	(161)	(35)	(32)

Total comprehensive income (loss)	$20,960	$(21,413)	$(28,212)

Reconciliation of net income (loss) to net income (loss) available to common stock used for net basic earnings (loss) per share calculations
Net income (loss)	$21,121	$(21,378)	$(28,180)
Dividends accumulated for the period	(17,550)	-	-
Net income (loss) available to shareholders of common stock	$3,571	$(21,378)	$(28,180)

Reconciliation of net income (loss) to net income (loss) available to common stock used for net diluted earnings (loss) per share calculations
Net income (loss)	$21,121	$(21,378)	$(28,180)
Dividends accumulated for the period	(16,971)	-	-
Net income (loss) available to shareholders of common stock	$4,150	$(21,378)	$(28,180)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Convertible Preferred stock		Receipt on account of Convertible Preferred stock				Additional paid in Capital	Accumulated other comprehensive Income (loss)	Accumulated deficit	Total stockholders’
				Common stock
	Number	Amount		Number	Amount					equity (deficiency)

Balance as of June 30, 2012	66,327,932	95,234	-	2,718,381		* -	3,557	6	(91,553)	(87,990)

Issuance of Common Stock upon exercise of employee stock options	-	-	-	64,110		* -	110	-	-	110
Issuance of Series D-1 Convertible Preferred stock, net of issuance expenses in the amount of $5	2,165,441	4,995	-	-		-	-	-	-	-
Receipts on account of convertible preferred stock	-	-	5,314	-		-	-	-	-	-
Equity based compensation expenses to employees and non-employee consultatns	-	-	-	-		-	1,078	-	-	1,078
Change in comprehensive loss related to foreign currency translation adjustments	-	-	-	-		-	-	(32)	-	(32)
Net loss	-	-	-	-		-	-	-	(28,180)	(28,180)

Balance as of June 30, 2013	68,493,373	$100,229	$5,314	2,782,491	$	* -	$4,745	$(26)	$(119,733)	$(115,014)

*           Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

U.S. dollars in thousands (except share data)

	Convertible Preferred stock		Receipt on account of Convertible Preferred stock	Common stock			Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Accumulated deficit	Total stockholders’ equity (deficiency)

	Number	Amount		Number	Amount

Balance as of June 30, 2013	68,493,373	$100,229	$5,314	2,782,491	$	* -	$4,745	$(26)	$(119,733)	$(115,014)

Issuance of Common Stock upon exercise of employee stock options	-	-	-	27,459		* -	51	-	-	51
Issuance of Series D-2 Convertible Preferred stock, net of issuance expenses in the amount of $17	2,598,528	5,983	(5,314)	-		-	-	-	-	-
Issuance of Series D-3 Convertible Preferred stock, net of issuance expenses in the amount of $9	4,330,872	9,991	-	-		-	-	-	-	-
Equity based compensation expenses to employees and non-employee consultatns	-	-	-	-		-	1,082	-	-	1,082
Change in comprehensive loss related to foreign currency translation adjustments	-	-	-	-		-	-	(35)	-	(35)
Net loss	-	-	-	-		-	-	-	(21,378)	(21,378)

Balance as of June 30, 2014	75,422,773	$116,203	$-	2,809,950	$	* -	$5,878	$(61)	$(141,111)	$(135,294)

Issuance of Common Stock upon exercise of employee and non-employees stock options	-	-	-	34,898		* -	84	-	-	84
Issuance of Series E Convertible Preferred stock, net of issuance expenses in the amount of $288	9,321,019	24,712	-	-		-	-	-	-	-
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-		-	2,956	-	-	2,956
Conversion of convertible preferred stock into ordinary shares	(84,743,792)	(140,915)	-	28,247,923		3	140,912	-	-	140,915
Issuance of common stock in initial public offering, net of issuance expenses in an amount of $13,692	-	-	-	8,050,000		1	131,207	-	-	131,208
Exercise of warrants into common stock	-	-	-	154,768		* -	6,115	-	-	6,115
Change in comprehensive loss related to foreign currency translation adjustments	-	-	-	-		-	-	(161)	-	(161)
Net income	-	-	-	-		-	-	-	21,121	21,121

Balance as of June 30, 2015	-	$-	$-	39,297,539		$4	$287,152	$(222)	$(119,990)	$166,944

*           Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended June 30,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$21,121	$(21,378)	$(28,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,253	1,978	1,842
Capital loss from disposal of property	104	-	-
Interest expenses related to short term bank loan	-	44	6
Stock-based compensation related to employees and non-employee consultants stock options	2,956	1,082	1,078
Financial expenses (income), net related to term loan	(992)	431	768
Remeasurement of warrants to purchase convertible preferred stock	5,350	(53)	40
Changes in assets and liabilities:
Inventories	(48,507)	(10,681)	(1,161)
Prepaid expenses and other accounts receivable	(19,563)	(7,409)	3,776
Trade receivables, net	(16,333)	(9,911)	(1,040)
Trade payables	41,111	19,441	(7,928)
Employees and payroll accruals	1,668	1,726	307
Warranty obligations	13,698	7,803	3,866
Deferred revenues	3,989	(500)	1,934
Accrued expenses and other accounts payable	2,530	(418)	1,585
Lease incentive obligation	2,669	-	-

Net cash provided by (used in) operating activities	12,054	(17,845)	(23,107)

Cash flows from investing activities:
Purchase of property and equipment	(11,765)	(2,990)	(1,539)
Increase in restricted cash	(2,038)	(156)	(1,085)
Increase in long-term lease deposit	(134)	(1)	(154)

Net cash used in investing activities	(13,937)	(3,147)	(2,778)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended June 30,
	2015	2014	2013

Cash flows from financing activities:
Proceeds from short term bank loan	23,000	21,813	17,880
Repayment of short term bank loan	(36,326)	(12,447)	(17,485)
Proceeds from term loan (net of $100 transaction fee)	-	-	9,900
Repayments of term loan	(5,919)	(2,401)	(969)
Deferred charges related to term loan	-	-	(69)
Proceeds from issuance of Series D-1 Convertible Preferred stock, net	-	-	4,995
Proceeds from issuance of Series D-2 Convertible Preferred stock, net	-	669	-
Proceeds from issuance of Series D-3 Convertible Preferred stock, net	-	9,991	-
Proceeds from issuance of Series E Convertible Preferred stock, net	24,712	-	-
Proceeds from initial public offering, net	131,402	-	-
Receipts on account of Convertible Preferred stock	-	-	5,314
Proceeds from exercise of employees and non-employee consultants stock options	84	51	110

Net cash provided by financing activities	136,953	17,676	19,676

Increase (decrease) in cash and cash equivalents	135,070	(3,316)	(6,209)
Cash and cash equivalents at the beginning of the period	9,754	13,142	19,437
Effect of exchange rate differences on cash and cash equivalents	(74)	(72)	(86)

Cash and cash equivalents at the end of the period	$144,750	$9,754	$13,142

Supplemental disclosure of non-cash financing activities:
Deferred issuance costs related to initial public offering	$194	$-	$-
Cashless exersice of warrants to purchase common stock	$6,115	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$896	$1,085	$1,065
Cash paid for income taxes	$4,040	$92	$8

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

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

b.
Initial Public Offering:

On March 31, 2015, the Company closed its initial public offering (“IPO”) whereby 8,050,000 shares of common stock were sold by the Company to the public (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by the Company from the offering were approximately $131,208, net of underwriting discounts and commissions and offering expenses the majority of which have already been paid  by the Company. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 28,247,923 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 12).

c.	As of June 30, 2015 and 2014, the Company had a major customer that accounted for approximately 24.6% and 19.1% of the Company’s consolidated revenues, respectively.

d.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Two vendors collectively account for 79% and 60% of the Company’s total trade payables as of June 30, 2015 and 2014, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.
Use of estimates:

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to warranty obligation, warrants to purchase convertible preferred stock, contingencies,  share-based compensation cost, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

b.
Financial statements in U.S. dollars:

The functional currency of the Company and its Israeli subsidiary is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The Company’s and its Israeli subsidiary’s operations are currently primarily conducted in Israel and a significant portion of its expenses are currently paid in U.S. dollars. Financing activities including loans and cash investments, are mainly made in U.S. dollars.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are translated into U.S. dollars in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 830 (“Foreign Currency Matters”). All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of the Company’s German, Chinese, Australian, Canadian, Dutch, Japanese and French subsidiaries, whose functional currency is other than the U.S. dollar, have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect on the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the relevant periods.

The resulting translation adjustments are reported as a component of stockholders’ equity (deficiency) in accumulated other comprehensive income (loss).

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $222, $61 and $26 as of June 30, 2015, 2014 and 2013, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.
Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances including profits from intercompany sales not yet realized outside the Company have been eliminated upon consolidation.

The Company’s fiscal years 2015, 2014 and 2013 ended on June 30, 2015,  2014 and 2013, respectively. Unless otherwise stated, references to particular years and quarters, refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

d.
Basic and Diluted Net Earnings (Loss) Per Share:

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net earnings (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and convertible preferred stock, to the extent dilutive, all in accordance with FASB ASC No. 260, "Earnings Per Share."

The total weighted average number of shares related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock, excluded from the calculation of diluted net earnings (loss) per share due to their anti-dilutive effect was 20,565,747, 25,234,818 and 22,953,263, for the years ended June 30, 2015, 2014 and 2013, respectively.

Basic and diluted earnings (loss) per share is presented in conformity with the two-class method for participating securities for the periods prior to their conversion. Under this method the earnings per share for each class of shares are calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of shares based on their contractual rights. In addition, since all classes other than common stock do not participate in losses, for the twelve months period ended June 30, 2014 and 2013 these shares are not included in the computation of basic loss per share.

For the years ended June 30, 2014 and 2013 basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table presents the computation of basic and diluted net earnings (loss) per share for the periods presented (in thousands, except per share data):

	Year ended June 30,
	2015	2014	2013
Net basic earnings (loss) per share of common stock:
Numerator:
Net income (loss)	21,121	(21,378)	(28,180)
Dividends accumulated for the period	(17,550)	-	-
Net income (loss) available to shareholders of common stock	3,571	(21,378)	(28,180)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	11,902,911	2,798,894	2,741,370

Net diluted earnings (loss) per share of common stock:
Numerator:
Net income (loss)	21,121	(21,378)	(28,180)
Dividends accumulated for the period	(16,971)	-	-
Net income (loss) available to shareholders of common stock	4,150	(21,378)	(28,180)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, diluted	15,269,448	2,798,894	2,741,370

e.	Cash and cash equivalents: Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired.

f.
Restricted cash:

Restricted cash is primarily invested in short-term bank deposits, which are primarily used to guarantee a letter of credit which has been issued to one of the Company’s major vendors and to the Company’s landlords for its office leases.

g.
Inventories:

Inventories are stated at the lower of cost or market value. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company periodically evaluates the quantities on hand relative to historical, current and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its market value. Cost of finished goods and raw materials is determined using the moving average cost method.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.
Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following rates:

%

Computers and peripheral equipment	14 – 33 (mainly 33)
Office furniture and equipment	7 – 15 (mainly 7)
Machinery & equipment	7 – 33 (mainly 20)
Laboratory equipment	15 – 33 (mainly 15)
Vehicles	15
Leasehold improvements	over the shorter of the lease term or useful economic life

i.
Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360 (“Property, Plants and Equipment”), whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group).

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. For the years ended June 30, 2015, 2014 and 2013, no impairment losses have been identified.

j.
Severance pay:

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of the Company’s Israeli subsidiary have elected to be included under section 14 of the Severance Pay Law, 1963, under which these employees are entitled only to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary. These payments cause the Company to be released from any future obligation under the Israeli Severance Pay Law to make severance payments in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet.

For the years ended June 30, 2015, 2014 and 2013, the Company recorded $1,273, $1,109 and $974, severance expenses, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.
Revenue recognition:

The Company and its subsidiaries generate their revenues mainly from the sale of power optimizers, inverters and cloud-based monitoring services, to distributors, installers and PV module manufacturers.

Revenues from product sales and related services are recognized in accordance with ASC 605 (“Revenue Recognition”), when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, collectability is reasonably assured and no significant obligations remain.

Persuasive evidence of an arrangement exists. The Company’s customers mainly consist of distributors and installers (the “Customers”).  The Company’s sales arrangements with Customers are pursuant to written documentation, either a written contract or purchase order. The actual documentation used is dependent on the business practice with each Customer. Therefore, the Company determines that persuasive evidence of an arrangement exists with respect to a Customer when it has a written contract, or a binding purchase order from the Customer.

Delivery has occurred. Each item of written documentation relating to a sale arrangement that is agreed upon with the Customer specifically sets forth when risk  of loss and title are being transferred (based on the agreed International Commercial terms, or “INCOTERMS”). Unless a different written arrangement with the Customer exists, the Company determines that risk of loss and title are transferred to the Customer when the applicable INCOTERMS are satisfied and thus delivery of its products has occurred.

The fee is fixed or determinable. The Company does not provide any price protection, stock rotation and/or right of return and thus the Company considers all the Customers as end-users and the fee is considered fixed and determinable upon execution of the written documentation with the Customers. Additionally, payments that are due within the normal course of the Company’s credit terms, which are currently no more than three months from the delivery date, are deemed to be fixed and determinable. Fees and arrangements with payment terms extending beyond customary payment terms are considered not to be fixed or determinable, in which case revenues are deferred and recognized when payments become due, provided that all other revenue recognition criteria have been met.

Collectability is reasonably assured. The Company determines whether collectability is reasonably assured on a Customer-by-Customer basis pursuant to its credit review policy. The Company typically sells to Customers with whom it has a long-term business relationship and a history of successful collection. For a new Customer, or when an existing Customer substantially expands its commitments, the Company evaluates the Customer’s financial position, the number of years the Customer has been in business, the history of collection with the Customer and the Customer’s ability to pay and typically assigns a credit limit based on that review.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

The Company increases a credit limit only after it has established a successful collection history with the Customer. If the Company determines at any time that collectability is not reasonably assured under a particular arrangement based upon its credit review process, the Customer’s payment history or information that comes to light about a Customer’s financial position, it recognizes revenue under that arrangement as Customer payments are actually received.

Revenues related to cloud-based monitoring services are recognized ratably on a straight-line basis over the estimated service period of 25 years.

For multiple-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company has allocated revenue between its deliverables based on their relative selling prices. Because the Company has neither VSOE nor TPE for its deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered elements are recognized at the time of sale provided the other conditions for revenue recognition have been met.

The Company’s process for determining its ESP considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for its products include prices charged by the Company for similar offerings, the Company’s historical pricing practices and product-specific business objectives.

Deferred revenues consist of deferred web-based monitoring services, advance payments received from Customers for the Company’s products and warranty extensions, and are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

l.
Cost of revenues:

Cost of revenues sold includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, indirect manufacturing, support, warranty, provision for loss related to slow moving and dead inventory, personnel and logistics costs.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.
Shipping and handling costs:

Shipping and handling costs, which amounted to $26,931, $14,066 and $5,140 for the years ended June 30, 2015, 2014 and 2013, respectively, are included in cost of revenues in the consolidated statements of operations. Shipping and handling costs include all costs associated with the distribution of finished products from the Company’s point of selling directly to its Customers.

n.
Warranty obligations:
.
The Company’s products include a minimum 12-year limited warranty for inverters and a 25-year limited warranty for power optimizers. In certain cases, the Company provides extended warranties for inverters that bring the warranty period up to 25 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such costs and are included in cost of revenues. The reserve for the related warranty expenses is based on various factors including assumptions about the frequency of warranty claims on product failures, derived from results of accelerated lab testing, field monitoring, analysis of the history of product failures and the Company’s reliability estimates.

The Company has established a reliability measurement system based on the units’ estimated mean time between failure, or MTBF, a metric that equates to a steady-state failure rate per year for current generation products. The MTBF represents the predicted mean elapsed time to each product unit failure during system operation. The Company performs accelerated life cycle testing, which simulates the service life of the product in a short period of time.

The accelerated life cycle tests incorporate test methodologies derived from standard tests used by solar module vendors to evaluate the period over which solar modules wear out. Corresponding replacement costs are updated periodically to reflect changes in the Company’s actual and estimated production costs for its products.

In addition, through the collection of actual failure statistics, the Company has identified several additional failure causes that are not included in the MTBF calculations. Such causes, which mostly consist of workmanship errors caused during the manufacturing process and replacement of non-faulty units by installers, are in addition to the replacement costs projected under the MTBF model. The Company identified each of those causes, its failure pattern and the relative ratio compared to the pattern of malfunctions identified under the MTBF and accrued additional provisions for the occurrence of such malfunctioning. The Company evaluates the continuation of these occurrences and the appearance of potential additional malfunctioning cases beyond the MTBF pattern and accrues additional expenses accordingly.

Warranty obligations are classified as short-term and long-term warranty obligations based on the period in which the warranty is expected to be claimed.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.
Royalty-bearing grants from the Binational Industrial Research and Development Foundation:

Royalty-bearing grants from the Binational Industrial Research and Development Foundation (“BIRD-F”) for funding of approved research and development projects are recognized, as a deduction from research and development expenses,  at the time the Company is entitled to such grants (see Note 10c).

The Company recorded grants from BIRD-F in the amount of $248 for the year ended June 30, 2013, which was deducted from research and development expenses. No grants were recorded in the years ended June 30, 2015 and 2014.

p.
Government grants:

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of operations during the period in which the expenditure to which they relate is charged. Royalty bearing grants from the Israeli Office of the Chief Scientist (“OCS”) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses.

The Company recorded grants in the amount of $763 and $275 for the year ended June 30, 2015 and 2014, respectively, which was deducted from research and development expenses. No grants were recorded in the year ended June 30, 2013.

q.	Research and development costs: Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

r.
Concentrations of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other accounts receivable.

Cash and cash equivalents are mainly invested in major banks in the U.S., Israel and in Germany. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables of the Company are derived from sales to Customers located primarily in North America and Europe.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company generally does not require collateral, except for a partial advance payment; however, in certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

An allowance for doubtful accounts is determined with respect to specific debts that are doubtful of collection. As of June 30, 2015 the Company accrued $13 as allowance for doubtful accounts. As of June 30, 2014 and 2013 the Company did not accrue any allowance for doubtful accounts.

As of June 30, 2015 and 2014, the Company had a major Customer which accounted for approximately 30% and 31%, respectively, of the Company’s consolidated trade receivables.

The Company and its subsidiaries have no off-balance sheet concentration of credit risk except for certain derivative instruments as mentioned below.

s.         Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

The carrying value of cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other accounts receivable, short term bank loan, trade payables, employees and payroll accruals and accrued expenses and other accounts payable approximate their fair values due to the short-term maturities of such instruments.

Assets measured at fair value on a recurring basis as of June 30, 2015 are comprised of foreign currency forward contracts.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013 are comprised of foreign currency forward contracts and warrants to purchase convertible preferred stock liability related to term loan (see Note 8).

The Company applies ASC 820 (“Fair Value Measurements and Disclosures”), with respect to fair value measurements of all financial assets and liabilities.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3-	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with ASC 820, the Company measures its foreign currency derivative contracts, at fair value using the market approach valuation technique. Foreign currency derivative contracts as detailed in Note 2w are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments. Warrants to purchase convertible preferred stock as detailed in Note 8 are classified within the Level 3 value hierarchy.

t.	Warrants to Purchase Convertible Preferred Stock:

The Company accounts for freestanding warrants to purchase shares of its convertible preferred stock as a liability on the balance sheets at fair value. The warrants to purchase convertible preferred stock are recorded as a liability because of a provision calling for minimum proceeds upon or after an “Exit Event”, as described in Note 8.

The fair value of warrants to purchase convertible preferred stock on the issuance date and on subsequent reporting dates was determined using a hybrid method utilizing the assumptions noted below. The fair value of the underlying preferred stock price was determined by the board of directors considering, among others, third party valuations. The valuation of the Company was performed using the hybrid method, a hybrid between the probability-weighted estimated return method (“PWERM”) and Option Pricing Method (“OPM”) estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one or more of those scenarios. The OPM was used to allocate the Company’s equity value between the preferred stock, common stock and warrants in a scenario of other liquidation events.

The expected terms of the warrants were based on the remaining contractual expiration period. The expected share price volatility for the shares was determined by examining the historical volatilities of a group of the Company’s industry peers as there was insufficient trading history of the Company’s shares. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The dividend yield assumption was zero as there is no history of dividend payments and since the Company does not expect to pay any didivends in the foreseeable future.

The following assumptions were used to estimate the value of the warrants to purchase  convertible preferred stock:

	June 30,
	2014	2013

Expected volatility	45.0%	55.8%
Risk-free rate	0.09%	0.3%
Dividend yield	0%	0%
Expected term (in years)	1.21	1.50

The warrants to purchase convertible preferred stock were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized as a component of financial expenses, net, on the statements of operations.

The change in the fair value of warrants to purchase convertible preferred stock is summarized below:

	Balance at beginning of period	Issuance of warrants to purchase preferred stock	Exercise of warrants to purchase common stock (*)	Change in fair value	Balance at end of period

June 30, 2015	$765	$-	$(6,115)	$5,350	$-
June 30, 2014	$818	$-	$-	$(53)	$765
June 30, 2013	$-	$778	$-	$40	$818

(*)
Upon the closing of the IPO, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 1b).

On June 18, 2015 the warrants were cashless exercised into 154,768 common shares. Immidiately before the cashless exercise the warrants were remessured to fair value based on their intrinsic value which amounted to $6,115 (see Note 8).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

u.
Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718 (“Compensation-Stock Compensation”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model (“OPM”). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying common stock, expected stock price volatility and the expected option term. Expected volatility was calculated based upon certain peer companies that the Company considered to be comparable. The expected option term represents the period of time that options granted are expected to be outstanding. The expected option term is determined based on the simplified method in accordance with SAB No. 110, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has not declared or paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s management and approved by the board of directors. Because there has been no public market for the Company’s common stock, the Company’s management has determined fair value of the common stock by using, among other factors, third party valuations at the time of grant of the option by considering a number of objective and subjective factors, including data from other comparable companies, issuance of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook. The fair value of the underlying common stock was determined by the management until such time as the Company’s common stock is listed on an established stock exchange or national market system. The Company’s management determined the value of the shares of common stock based on valuations performed using the OPM for the years ended June 30, 2014 and 2013 and for the period from July 1, 2014 and up to March 31, 2015. From March 31, 2015 the common stock is publicly traded.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Since the distributions and participation rights to security holders until March 31, 2015 are different in a sale/liquidation scenario versus an IPO, the valuation of the Company's equity was performed using a discounted cash flow (DCF) model or a new investment round by external investors. The allocation of the Company's equity value between the convertible preferred stock, common stock and warrants was performed using a hybrid method between the PWERM and OPM estimating the probability-weighted value across multiple scenarios for liquidation events other than an IPO. Before the per share value was determined, a discount for lack of marketability and a voting right differential was applied, as applicable, to the common stock.

The fair value for options granted to employees and executive directors in the year ended June 30, 2015, 2014 and 2013 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Year ended June 30,
	2015	2014	2013

Risk-free interest	1.39% - 2.06%	1.62% - 1.94%	0.74% - 1.00%
Dividend yields	0%	0%	0%
Volatility	46.5%-55.1%	46.3%-55.8%	55.8%-62.7%
Expected option term	5.50-6.27 years	6.02-6.27 years	6.08-6.27 years
Estimated forfeiture rate	12.5%-18.7%	14.0%	14.5%-20.9%

The following table set forth the parameters used in computation of the options compensation to non-employee consultants in the year ended June 30, 2015, 2014 and 2013, using a Black-Scholes-Merton option pricing model with the following assumptions:

	Year ended June 30,
	2015	2014	2013

Risk-free interest	1.49%-2.58%	1.95%-2.45%	0.98%-1.96%
Dividend yields	0%	0%	0%
Volatility	45.5%-56.2%	45.0%-55.8%	55.8%-62.7%
Contractual life	7.2-10.0 years	6.0-10.0 years	7.0-10.0 years

v.
Income taxes:

The Company and its subsidiaries account for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative probability) likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits under taxes on income.

w.	Derivative financial instruments:

The Company accounts for derivatives and hedging based on ASC 815 (“Derivatives and Hedging”). ASC 815 requires the Company to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

The Company entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses were recorded immediately in the statement of operations, as financial expenses, net.

As of June 30, 2015, 2014 and 2013, the Company recorded the fair value of derivative instruments in the amount of $859, $213 and $258, respectively in prepaid expenses and other accounts receivable.

x.	Comprehensive income (loss):

The Company reports comprehensive income (loss) in accordance with ASC 220 (“Comprehensive Income”). ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements.

Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of stockholders’ equity (deficiency). Accumulated other comprehensive income (loss) consists of foreign currency translation effects.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

y.
The impact of recently issued accounting standards still not effective for the Company as of June 30, 2015 is as follows:

In May 2014, the FASB issued an accounting standard update on revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning January 1st, 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

z.	Certain 2014 and 2013 figures have been reclassified to conform to the 2015 presentation. The reclassification had no effect on previously reported net loss or stockholders' equity (deficiency).

NOTE 3:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	June 30,
	2015	2014

Contract manufacturers (*)	$24,814	$10,234
Government authorities	3,729	646
OCS	249	-
Prepaid expenses and other	2,994	2,038
Foreign currency derivative contracts	859	213
Deferred charges (see Note 8)	-	20

	$32,645	$13,151

(*) Contract manufacturers receivables derive from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in revenues (see also Note 10e).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 4:-	INVENTORIES

	June 30,
	2015	2014

Raw materials	$14,405	$7,750
Finished goods	59,545	17,749

	$73,950	$25,499

The Company recorded inventory write-downs of $992, $1,131 and $428 for the years ended on June 30, 2015, 2014 and 2013, respectively.

NOTE 5:-	PROPERTY AND EQUIPMENT

	June 30,
	2015	2014

Cost:

Computers and peripheral equipment	$3,139	$3,193
Office furniture and equipment	779	404
Laboratory and testing equipment	7,205	5,856
Machinery and equipment	6,936	2,491
Leasehold improvements	4,047	353
Vehicles	13	-

	22,119	12,297

Less - accumulated depreciation	7,402	6,946

Depreciated cost	$14,717	$5,351

Depreciation expenses for the years ended June 30, 2015, 2014 and 2013 were $2,253, $1,978 and $1,842, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	June 30,
	2015	2014

Accrued expenses	$5,271	$2,807
Provision for contractual inventory purchase obligations *	1,304	1,317
OCS	-	146
Other	412	-

	$6,987	$4,270

*	See also Note 10e.

NOTE 7:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the years ended on June 30, 2015 and 2014 were as follows:

	June 30,
	2015	2014

Balance, at beginning of year	$18,181	$10,378
Additions and adjustments to cost of revenues	19,407	11,861
Usage and current warranty expenses	(5,709)	(4,058)

Balance, at end of year	31,879	18,181
Less current portion	(9,431)	(5,496)

Long term portion	$22,448	$12,685

NOTE 8:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK (Cont.)

Borrowings pursuant to the Loan Agreement are secured by a first priority security interest in all existing and future assets of the Company, ranking junior to the Bank Lender’s security interest as to the Company’s trade receivables, inventory and cash and ranking pari passu with the Bank Lender’s security interest as to all other collateral, including all equipment, intellectual property and all outstanding share capital of SolarEdge Technologies GmbH, SolarEdge Technologies Inc. and SolarEdge Technologies (China) Co., Ltd. (see Note 9).

In connection with the Loan Agreement, the Company granted the Lender 563,014 warrants to purchase Series D-1 convertible preferred stock at an exercise price of $2.309 (the “Warrants”). The Warrants were exercisable in whole or in part prior to earliest of (i) the tenth anniversary of the Agreement Date or (ii) 12 months after a qualified initial public offering or (iii) immediately prior to the consumption of a merger or sale of all or substantially all of the Company’s assets (“M&A Transaction”, and together with a qualified initial public offering, an “Exit Event”).

If (i) the Lender exercised all Warrants in full upon or after an Exit Event, and (ii) the intrinsic value of the Warrants upon such exercise is lower than $750, the Company should pay to the Lender, in addition to any other amounts due to the Lender under the Loan Agreement, an amount equal to the difference between $750 and the Warrants’ intrinsic value.

On the Agreement Date, the Company recorded its freestanding Warrants to purchase its convertible preferred stock in the amount of $778 as a liability at their fair value upon issuance, by utilizing an option pricing method. The fair value of the Warrants was subject to remeasurement at each balance sheet date with any change in value being reflected as financial expenses, net.

Upon exercise or expiration, the Warrants will be reclassified to stockholders’ equity (deficiency), at which time the Warrant liability will no longer be subject to fair value accounting.

The fair value of the Warrants liability on the Agreement Date in the amount of $778 represented a loan discount which was amortized to financial expenses over the period of the Loan by using the effective interest method. The residual amount of $9,122 (net of the $100 loan transaction fee) was allocated to the Loan.

Issuance expenses in the amount of $75 were allocated to the warrants to purchase convertible preferred stock liability and to the Loan, according to the above recorded values ratio. Issuance expenses in the amount of $6 related to the Warrants liability were immediately expensed and recorded as financial expenses, net. Issuance expenses in the amount of $69 related to the Loan were recorded as deferred charge assets (classified to short-term and long-term assets). The deferred charge assets were amortized over the period of the Loan by using the effective interest method.

Upon the closing of the IPO, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 1b).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK (Cont.)

As of June 30, 2014, the Warrants liability has been measured at fair value in the amount of $765.

In January 2015, the Company fully settled the amount borrowed from Kreos under the Term Loan.

On June 18, 2015 the Lender elected to exersice its cashless exercise rights under which the Company issued 154,768 shares of common stock. The fair value of the Warrants liability as of the exercise date in the amount of $6,115 was reclassified to stockholders’ equity (deficiency).

NOTE 9:-	REVOLVING CREDIT LINE

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

Specifically, the Company is required to maintain negative Adjusted EBITDA (defined in accordance with US GAAP as (a) net income, plus (b) the extent deducted in the calculation of net income, interest, taxes, depreciation and amortization, plus (c) to the extent deducted in the calculation of net income, non-cash stock-based compensation) of no greater than ($1,500) as of March 31, 2015, and positive Adjusted EBITDA of at least (i) $1,500 as of June 30, 2015, (ii) $3,500 as of September 30, 2015 and December 31, 2015, (iii) $1,500 as of March 31, 2016 and (iv) $3,500 for the fiscal year ended June 30, 2016 and for each calendar quarter thereafter.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 9:-	REVOLVING CREDIT LINE (Cont.)

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

As of June 30, 2015 and 2014 the Company met all its Bank Lender covenants.

As of June 30, 2015 the Company had no outstanding borrowings related to this revolving line of credit.

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.
Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next ten years, with the last ending in  December 2024.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of June 30, 2015, are as follows:

2016	$2,256
2017	2,218
2018	2,156
2019	2,042
2020 and thereafter	8,706

$17,378

Rent expenses for the years ended June 30, 2015, 2014 and 2013 were approximately $1,714, $1,200 and $1,212 , respectively.

b.
Guarantees:

As of June 30, 2015, contingent liabilities exist regarding guarantees in the amount of $813, $53 and $85 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.
Royalty commitments:

On April 12, 2009, the Company received approval for a grant in a total amount of $703, from the BIRD-F in conjunction with a mutual development project with an American corporation.

Under the Company’s research and development agreements with the BIRD-F, and pursuant to applicable law, the Company is required to pay royalties at the rate of 5% of gross sales of products developed with funds provided by the BIRD-F, up to an amount equal to 150% of the research and development grants (dollar-linked) received from the BIRD-F. The obligation to pay these royalties is contingent on actual sales of the products and, in the absence of such sales, no payment is required. Royalties payable with respect to grants received from the BIRD-F are linked to the Consumer Price Index in the U.S.

At the end of 2011, the American corporation that had partnered with the Company announced the discontinuation of its solar business, resulting in the termination of the mutual development agreements. As a result, the development has not advanced into a commercial product. The Company does not expect any revenues from such project or the utilization of the technology mutually developed.

As of June 30, 2015, the aggregate contingent liability to the BIRD-F amounted to approximately $1,135 which would be payable by the Company if the project were to generate revenues.

d.
Governmental commitments:

The Company has received royalty-bearing grants sponsored by the Israeli government for the support of research and development activities. Through June 30, 2015, the Company had obtained grants from the OCS for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 4% in the first three years, and 4.5% thereafter, of the sales of the products and other related revenues (based on the dollar equivalent amount of the grant) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. As of June 30, 2015 and 2014, there have been no sales or revenues on which royalties are payables.

As of June 30, 2015, the aggregate contingent liability to the OCS amounted to $771.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the OCS.  Such approval is not required for the sale or export of any products resulting from such research or development.

The OCS, under special circumstances, may approve the transfer of OCS-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the OCS a portion of the sale price paid in consideration for such OCS-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its OCS-funded know-how; (c) such transfer of OCS-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

e.
Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers, which cannot be canceled without penalty. The Company utilizes third parties to manufacture its products. In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of June 30, 2015, the Company had non-cancelable purchase obligations totaling approximately $92,071 out of which the Company already recorded a provision for loss in the amount of $1,304 (see also Note 6).

f.	Legal claims:

1.
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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

2.
On February 6, 2012, SolarEdge Technologies Ltd. (“SolarEdge”) was served with a lawsuit filed by Appletech Ltd. (“Appletech”) in the Tel Aviv-Jaffa Court in an amount of NIS 2,208,000 ($642 as of June 30, 2014) alleging that SolarEdge owes payment under a manufacturing agreement and purchase orders. SolarEdge maintained that if any amounts should be deemed due, they would need to be offset with damages caused by Appletech and incurred by SolarEdge. SolarEdge filed a countersuit. The parties agreed to a summary judgment proceeding which was held in July 2014. On July 24, 2014, the judge ruled that SolarEdge is to pay NIS 1,725,000 ($502 as of June 30, 2014) to Appletech within 45 days of the judgment.

A liability was recorded in the financial statements as of June 30, 2013 and 2014, and the amount of the judgment was paid in September 2014.

NOTE 11:-	LEASE INCENTIVE OBLIGATION

The Company has a new operating lease agreement for building in Herzilia, Israel. In connection with this lease, the Company and its third party lessor (the "Lessor"), agreed that the Lessor would pay approximately $2,811 for certain leasehold improvements on behalf of the Company.

As of June 30, 2015 the Company had received in cash $2,313 from the Lessor. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense.

NOTE 12:-	CONVERTIBLE PREFERRED STOCK

a.	Composition of convertible preferred stock of the Company:

	Authorized		Issued and outstanding
	Number of shares
	June 30,
	2015	2014	2015	2014

Stock of $0.0001 par value:
Preferred stock	95,000,000	-	-	-
Series A Preferred stock	-	15,558,830	-	15,558,830
Series B Preferred stock	-	19,010,196	-	18,760,196
Series C Preferred stock	-	15,984,655	-	15,984,655
Series D Preferred stock	-	16,024,251	-	16,024,251
Series D-1 Preferred stock	-	5,100,000	-	2,165,441
Series D-2 Preferred stock (*)	-	2,598,528	-	2,598,528
Series D-3 Preferred stock	-	6,496,315	-	4,330,872
Series E Preferred stock(**)	-	-	-	-

	95,000,000	80,772,775	-	75,422,773

(*)	As of June 30, 2013, a total of $5,314 was received on account of preferred stock.

The related 2,304,524 Series D-2 preferred stock were issued  in July 2013.

(**)
In September 2014, the Company entered into a stock purchase agreement with new investors, pursuant to which the Company issued 9,321,019 shares of the Company's Series E Convertible Preferred stock for cash consideration of $25,000, which was received by the end of October 2014.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 12:-	CONVERTIBLE PREFERRED STOCK (Cont.)

The Company issued Series A through E Preferred stock between the years 2006 and 2015. The Company classified the convertible preferred stock outside of stockholders’ equity  (deficiency) as required by ASC 480-10-S99-3A and ASR 268, since the shares possessed deemed liquidation features that could trigger a distribution of cash or assets not solely within the Company’s control.

b.
Prior to the consummation of the Company’s IPO on March 31, 2015, the Company had the following convertible preferred stock outstanding, all of which was converted into common stock following with the IPO on March 31, 2015 (see Note 1b) which resulted in classification of convertible preferred stock temporary equity in the amount of $140,915 into stockholders’ equity (deficiency):

	Shares Outstanding	Number of Shares of Common Stock issued upon conversion

Series A Preferred stock	15,558,830	5,186,276
Series B Preferred stock	18,760,196	6,253,398
Series C Preferred stock	15,984,655	5,328,217
Series D Preferred stock	16,024,251	5,341,416
Series D-1 Preferred stock	2,165,441	721,813
Series D-2 Preferred stock	2,598,528	866,175
Series D-3 Preferred stock	4,330,872	1,443,623
Series E Preferred stock	9,321,019	3,107,005
	84,743,792	28,247,923

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-	STOCK CAPITAL

a.	Composition of common stock capital of the Company:

	Authorized		Issued and outstanding
	Number of shares
	June 30,		June 30,
	2015	2014	2015	2014

Stock of $0.0001 par value:
Common stock	125,000,000	34,939,461	39,297,539	2,809,950

b.
Common stock rights:

Common stock confers upon its holders the right to receive notice of, and to participate in, all general meetings of the Company, where each share of common stock shall have one vote for all purposes; to share equally, on a per share basis, in bonuses, profits or distributions out of fund legally available therefor; and to participate in the distribution of the surplus assets of the Company in the event of liquidation of the Company.

c.	On March 23, 2015, the Company's board of directors and the requisite holders of the Company's capital stock consented to a 1-for-3 reverse stock split of the Company's common stock.

d.
As a result of the reverse stock split, (i) every 3 shares of authorized, issued and outstanding common stock was decreased to one share of authorized, issued and outstanding common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-3 basis, (iii) all share prices and exercise prices were proportionately increased. All of the share numbers, share prices, and exercise prices have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

e.
Stock option plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of June 30, 2015, a total of 1,822,484 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-	STOCK CAPITAL (Cont.)

The Share Reserve will automatically increase on January 1st of each year during the term of the 2015 Plan commencing on January 1st of the year following the year in which the 2015 Plan becomes effective in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; provided, however, that the Company’s board of directors may determine that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31st. The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000.

As of June 30, 2015, an aggregate of 1,755,044  options are still available for future grant under the 2015 Plan.

In addition, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of June 30, 2015, a total of 487,643 shares reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

A summary of the activity in the share options granted to employees and members of the board of directors for the year ended June 30, 2015 and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of July 1, 2014	4,007,116	$2.13	6.82	$6,384
Granted	2,183,563	$4.89
Exercised	(31,981)	$2.36
Forfeited or expired	(56,476)	$3.42
Outstanding as of June 30, 2015	6,102,222	$3.10	7.08	$202,889

Vested and expected to vest as of June 30, 2015	5,809,767	$3.04	7.00	$193,518

Exercisable as of June 30, 2015	3,551,239	$2.17	5.71	$121,373

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-	STOCK CAPITAL (Cont.)

A summary of the activity in the share options granted to employees and members of the board of directors for the year ended June 30, 2014 and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of July 1, 2013	3,625,366	$1.92	7.39	$5,757
Granted	575,457	$3.41
Exercised	(27,459)	$1.86
Forfeited or expired	(166,248)	$2.16
Outstanding as of June 30, 2014	4,007,116	$2.13	6.82	$6,384

Vested and expected to vest as of June 30, 2014	3,746,620	$2.07	6.69	$6,175

Exercisable as of June 30, 2014	2,719,543	$1.81	6.08	$5,206

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the year ended June 30, 2015 and 2014 was $484 and $58, respectively.

The weighted average grant date fair values of options granted to employees and executive directors during the years ended June 30, 2015, 2014 and 2013 were $7.57, $0.66 and $0.52, respectively.

The options outstanding as of June 30, 2015, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	June 30,	contractual	June 30,	contractual
price	2015	Life in years	2015	Life in years

$0.87	557,605	3.94	490,165	3.14
$1.50 - $1.68	771,321	4.04	771,321	4.04
$2.01 - $2.46	2,075,550	6.30	1,794,228	6.24
$3.03 - $3.96	668,270	8.54	247,767	8.46
$5.01 - $5.04	1,996,148	9.42	247,758	9.40
$9.36	33,328	9.59	-	-

	6,102,222	7.08	3,551,239	5.71

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-	STOCK CAPITAL (Cont.)

The options outstanding as of June 30, 2014, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	June 30,	contractual	June 30,	contractual
price	2014	Life in years	2014	Life in years

$0.87	490,165	4.14	490,165	4.14
$1.50 - $1.68	779,653	5.05	774,185	5.05
$2.01 - $2.46	2,114,517	7.31	1,388,628	7.19
$3.03 - $3.51	622,781	9.46	66,565	9.19

	4,007,116	6.82	2,719,543	6.08

Options issued to non-employee consultants:

a.	The Company has granted options to purchase common shares to non-employee consultants as of June 30, 2015 as follows:

	Options
	outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2015	price	2015	Through

July 31, 2008	33,333	$0.87	33,333	July 31, 2018
January 26, 2011	5,000	$2.01	5,000	January 26, 2021
January 26, 2012	33,333	$2.46	33,333	January 26, 2022
October 24, 2012	6,666	$2.46	4,583	October 24, 2022
January 23, 2013	3,333	$3.03	2,153	January 23, 2023
January 27, 2014	4,998	$3.51	1,652	January 27, 2024
May 1, 2014	6,000	$3.51	2,042	May 1, 2024
September 17, 2014	19,163	$3.96	3,662	September 17, 2024
October 29, 2014	6,668	$5.01	890	October 29, 2024

	118,494		86,648

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-	STOCK CAPITAL (Cont.)

b.	The Company has granted options to purchase common shares to non-employee consultants as of June 30, 2014 as follows:

	Options
	outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2014	price	2014	Through

July 31, 2008	33,333	$0.87	33,333	July 31, 2018
January 26, 2011	5,000	$2.01	5,000	January 26, 2021
January 26, 2012	33,333	$2.46	27,778	January 26, 2022
October 24, 2012	6,666	$2.46	2,916	October 24, 2022
January 23, 2013	8,333	$3.03	3,298	January 23, 2023
January 27, 2014	4,998	$3.51	139	January 27, 2024
May 1, 2014	6,000	$3.51	-	May 1, 2024

	97,663		72,464

The Company accounts for its options granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).

In connection with the grant of stock options to non-employee consultants, the Company recorded stock compensation expenses in the years ended June 30, 2015, 2014 and 2013 in the amounts of $563, $55 and $45, respectively.

Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options granted to employees and non-employee consultants in the consolidated statement of operations for the years ended June 30, 2015, 2014 and 2013, as follows:

	Year ended June 30,
	2015	2014	2013

Cost of revenues	$442	$108	$88
Research and development, net	635	397	381
Selling and marketing	809	297	317
General and administrative	1,070	280	292

Total stock-based compensation expense	$2,956	$1,082	$1,078

As of June 30, 2015, there was a total unrecognized compensation expense of $10,577 related to non-vested equity-based compensation arrangements granted under the Company’s Plan. These expenses are expected to be recognized during the period from July 1, 2015  through October 31, 2019.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-    INCOME TAXES

a.	Tax rates in U.S. and Germany: The Company is subject to U.S. federal tax at the rate of 35%, and the Company’s German subsidiary is subject to German tax at the rate of 33%.

b.	Corporate tax in Israel: Taxable income of Israeli companies is subject to corporate tax at the rate of 25% in the year ended June 30, 2013, and 26.5% in the year ended June 30, 2014 onwards.

c.
Carryforward tax losses:

As of June 30, 2015, the Israeli subsidiary has approximately $84,700 of Israeli net carryforward tax losses, which has no expiration date.

As of June 30, 2015, the Company has no federal carryforward tax losses.

As of June 30, 2015 , the Company has net operating loss carryforwards for California income tax purposes of approximately $9,794.

The state net operating loss carryforwards, if not utilized, will expire beginning in 2031. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

d.
Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-    INCOME TAXES (Cont,)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2015	2014

Assets in respect of:

Carryforward tax losses (1)	$23,033	$32,203
Research and Development carryforward expenses- temporary differences	5,173	4,310
Other reserves	1,346	786

	29,552	37,299

Valuation allowance (2)	(29,552)	(37,299)

Net deferred tax assets	$-	$-

(1)	See Note 14c.

(2)
The Company has provided full valuation allowances as of June 30, 2015 and 2014 on deferred tax assets resulting from carryforward tax losses, research and development carryforward expenses and other reserves due to its history of operating losses and current uncertainty concerning the ability to realize these deferred tax assets in the future.

Undistributed earnings of certain subsidiaries as of June 30, 2015 were immaterial. The Company intends to reinvest these earnings indefinitely in the foreign subsidiaries. As a result, the Company has not provided for any  deferred income taxes.

e.	Income (loss) before taxes is comprised as follows:

	Year ended June 30,
	2015	2014

Domestic	$2,830	$661
Foreign	20,246	(21,819)

	$23,076	$(21,158)

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-    INCOME TAXES (Cont,)

f.	Taxes on income are comprised as follows:

	Year ended June 30,
	2015	2014	2013

Federal	$1,270	$11	$-
State	180	89	-
Foreign	300	120	108
Taxes on income related to prior years	205	-	-

	$1,955	$220	$108

g.
Reconciliation of theoretical tax expense to actual tax expense:

The differences between the statutory tax rate of the Company and the effective tax rate are primarily accounted for by the non-recognition of tax benefits from accumulated net carryforward tax losses among the Company and various subsidiaries due to uncertainty of the realization of such tax benefits.

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended June 30,
	2015	2014	2013

Income (loss) before taxes, as reported in the consolidated statements of operations	$23,076	$(21,158)	$(28,072)

Statutory tax rate	35	35	35
Theoretical tax benefits on the above amount at the US statutory tax rate	8,077	(7,405)	(9,825)
Income tax at rate other than the U.S. statutory tax rate	(1,763)	2,007	2,167
Impact of Israel corporate tax rate change from 25% to 26.5%	-	(2,103)	-
Taxes on income related to prior years	205	-	-
Non-deductible expenses including equity based compensation expenses	3,003	467	300
Operating losses and other temporary differences for which valuation allowance was provided	(7,747)	7,165	7,466
State tax	180	89	-

Actual tax expense	$1,955	$220	$108

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-    INCOME TAXES (Cont,)

h.
Tax assessments:

As of June 30, 2015, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2011.

The statute of limitations related to tax returns of the Company’s Israeli subsidiary is closed for all tax years up to and including 2010.

With respect to the Company’s German, Chinese, Australian, Canadian, Dutch, Japaneese, UK and French subsidiaries, the statute of limitations related to its tax returns is open for all tax years since incorporation.

The Company believes that it has adequately provided for any reasonably foreseeable outcome related to tax audits and settlements. The final tax outcome of any Company tax audits could be different from that which is reflected in the Company’s income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net income (loss) in the period in which such determination is made.

i.
Tax benefits for Israeli companies under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

The Israeli subsidiary elected tax year 2012 as a "Year of Election" for “Beneficiary Enterprise” status under the Investment Law, which provides certain benefits, including tax exemptions and reduced tax rates. Income not eligible for Beneficiary Enterprise benefits is taxed at a regular corporate tax rate. Upon meeting the requirements under the Investment Law, income derived from Beneficiary Enterprise from productive activity will be exempt from tax for two years from the year in which the Israeli subsidiary first has taxable income, provided that 12 years have not passed from the beginning of the year of election.

If dividends are distributed out of tax exempt profits, the Israeli subsidiary will then become liable for tax at the rate applicable to its profits from the Beneficiary Enterprise in the year in which the income was earned, as if it had not chosen the alternative track of benefits.

The dividend recipient is subject to withholding tax at the rate of 15% applicable to dividends from Beneficiary enterprises, if the dividend is distributed during the tax benefits period or within twelve years thereafter. This limitation does not apply to a foreign investors' company. The Israeli subsidiary currently has no plans to distribute dividends and intends to retain future earnings to finance the development of its business.

Through June 30, 2015, the Israeli subsidiary had not generated income under the provision of the Investment Law.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-    INCOME TAXES (Cont,)

In December 2010, the Israeli Parliament passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), which, among other things, included an amendment to the Investment Law, effective as of January 1, 2011 (the “Amendment”). In accordance with the 2011 Amendment, the benefit tracks under the Investment Law were modified and a uniform tax rate would apply to companies eligible for the “Preferred Enterprise” status (rather than the previous terminology of “Beneficiary Enterprise”). Companies may elect to irrevocably implement the 2011 Amendment (while waiving benefits provided under the Investment Law as then in effect).

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to amend the uniform tax rates that were set in the 2011 Amendment, and to increase the tax levy for years 2013 and 2014 (the “New Law”). The New Law increases the Israeli corporate tax rate from 25% to 26.5%, cancels the reduction of corporate tax rate for “Preferred Enterprises”, which was set at 16% for 2014 and succeeding years under the New Law and increases the tax rate on dividends from sources under the Prefeed Enterprise status to 20% commencing on January 1, 2014.

The Israeli subsidiary currently does not intend to implement the Amendment.

j.	Tax benefits under Israel's Law for Encouragement of Industry (Taxation), 1969:

The Israeli entity is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years and accelerated depreciation.

The following corporate tax benefits, among others, are available to Industrial Companies:

•
amortization of the cost of purchased a patent, rights to use a patent, and know-how, which are used for the development or advancement of the company, over an eight-year period, commencing on the year in which such rights were first exercised;

•	under limited conditions, an election to file consolidated tax returns with related Israeli Industrial Companies; and
•	expenses related to a public offering are deductible in equal amounts over three years.

Eligibility for benefits under the Industry Encouragement Law is not contingent upon approval of any governmental authority.

There can be no assurance that the Company will continue to qualify as an Industrial Company or that the benefits described above will be available in the future.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 15:-	FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,
	2015	2014	2013

Remeasurement of warrants to purchase convertible preferred stock	$5,350	$(53)	$40
Interest on term loan	579	1,475	794
Other financial expenses related to term loan	373	31	21
Expenses (income) related to hedging transaction	(1,721)	189	(207)
Interest on short- term loan	316	537	276
Exchange rate loss (income), net, bank charges and other finance expenses	180	608	(312)

	$5,077	$2,787	$612

NOTE 16:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280 (“Segment Reporting”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products (see Note 1a for a brief description of the Company’s business).

The following is a summary of revenues within geographic areas:

	Year ended June 30,
	2015	2014	2013

Revenues based on Customers’ location:
United States	$238,340	$64,607	$15,334
Germany	13,290	15,133	12,692
Europe (*)	52,163	38,655	40,367
Rest of the World	21,285	14,822	10,642
Total revenues	$325,078	$133,217	$79,035

(*) Except for Germany

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 16:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA (Cont.)

Major Customers data as a percentage of total revenues:

	Year ended June 30,
	2015	2014	2013

Customer A	24.6%	19.1%	*	)

*)	Less than 10%.

The following is a summary of revenues by product family :

	Year ended June 30,
	2015	2014	2013

Inverters	$156,984	$62,085	$35,422
Optimizers	158,513	65,018	38,337
Others	9,581	6,114	5,276
Total revenues	$325,078	$133,217	$79,035

Long-lived assets by geographic region:

	Year ended June 30,
	2015	2014

Israel	$14,136	$5,025
Europe	230	211
U.S.	342	112
Other	9	3

Total long-lived assets*	$14,717	$5,351

*	Long-lived assets are comprised of property and equipment, net (long term lease deposits and severance pay fund are not included).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	SUBSEQUENT EVENTS

On January 9, 2015, a patent infringement lawsuit was filed by Beacon Power LLC, a Delaware limited liability company (“Beacon”), against the Company and a third party in the United States District Court for the Western District of Texas, San Antonio Division which alleges infringement by the Company of two U.S. patents. On March 9, 2015, the Company and Beacon entered into a patent purchase agreement under which the Company agreed to purchase all rights in the aforementioned patents and Beacon agreed to dismiss all outstanding claims against the Company. In July 2015 the Company completed the purchase in return for total consideration of $800.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

By:	/s/ Guy Sella
Name: Guy Sella
Title: Chief Executive Officer and Chairman
Date:	8/20/2015

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Guy Sella, Ronen Faier and Rachel Prishkolnik, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ Guy Sella Guy Sella	Chief Executive Officer and Chairman (Principal Executive Officer)	8/20/2015

/s/Ronen Faier Ronen Faier	Chief Financial Officer (Principal Financial and Accounting Officer)	8/20/2015

Dan Avida	Director

/s/Yoni Cheifetz Yoni Cheifetz	Director	8/20/2015

/s/Marcel Gani Marcel Gani	Director	8/20/2015

/s/Doron Inbar Doron Inbar	Director	8/20/2015

/s/Avery More Avery More	Director	8/20/2015

/s/Tal Payne Tal Payne	Director	8/20/2015

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 17, 2014, among SolarEdge Technologies, Inc. and the investors party thereto	Incorporated by reference to Exhibit 4.2 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015

4.3	Warrant to Purchase Shares of SolarEdge Technologies, Inc., dated December 28, 2012	Incorporated by reference to Exhibit 4.3 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015

10.1
Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2015, among Silicon Valley Bank, SolarEdge Technologies Ltd., SolarEdge Technologies, Inc. and SolarEdge Technologies GmbH
Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

10.2†	Employment Agreement, dated August 26, 2007, between SolarEdge Technologies, Inc. and Guy Sella	Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

10.3	Employment Agreement, dated December 1, 2010, between SolarEdge Technologies, Inc. and Ronen Faier	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

10.4†	Employment Agreement, dated May 17, 2009, between SolarEdge Technologies, Inc. and Zvi Lando	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

10.5†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

10.6†	SolarEdge Technologies, Inc. 2015 Global Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

10.7†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

10.8
Manufacturing Services Agreement, dated February 14, 2010 between Flextronics (Israel) Ltd. and SolarEdge Technologies Ltd. (previously filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the Commission on February 18, 2015
Incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015

10.9#
Interim Agreement, dated April 7, 2013 among Flextronics Industrial Ltd. between Flextronics (Israel) Ltd. and SolarEdge Technologies Ltd. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, filed with the Commission on February 18, 2015)
Incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015

10.10#
Manufacturing Services Agreement, dated June 9, 2011 between Jabil Circuit Inc. and SolarEdge Technologies Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, filed with the Commission on February 18, 2015)
Incorporated by reference to Exhibit 10.12 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015

10.11 †	Form of Non-Employee Director RSU Award Agreement	Filed with this report.

10.12 †	Form of Non-Employee Director Stock Option Award Agreement	Filed with this report.

10.13 †	Form of Employee RSU Award Agreement	Filed with this report.

10.14 †	Form of Employee Stock Option Award Agreement	Filed with this report.

21.1	List of Subsidiaries of the Registrant	Filed with this report.

23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.

24.1	Power of Attorney (included in signature page)	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.

101.INS	XBRL Instance Document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

† Management contract or compensatory plan or arrangement.
# Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.