Form 10-Q
period 2015-09-30
SolarEdge Technologies Inc
filed 2015-11-06
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐   No  ☒

As of October 28, 2015, there were 39,304,342 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	June 30,
	2015	2015
	Unaudited
ASSETS

Cash and cash equivalents	$146,729	$144,750
Restricted cash	3,588	3,639
Trade receivables, net	47,366	35,428
Prepaid expenses and other accounts receivable	20,733	32,645
Inventories	79,907	73,950

Total current assets	298,323	290,412

PROPERTY AND EQUIPMENT, NET	17,272	14,717

LONG-TERM LEASE DEPOSIT AND PREPAID EXPENSES	601	529

INTANGIBLE ASSETS, NET	779	-

Total assets	$316,975	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	June 30,
	2015	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$67,180	$80,684
Employees and payroll accruals	7,898	6,814
Warranty obligations	10,587	9,431
Deferred revenues	2,175	1,676
Accrued expenses and other accounts payable	8,459	6,987

Total current liabilities	96,299	105,592

LONG-TERM LIABILITIES
Warranty obligations	25,317	22,448
Deferred revenues	9,760	8,289
Lease incentive obligation	2,374	2,385

Total long-term liabilities	37,451	33,122

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2015 (unaudited) and June 30, 2015; issued and outstanding: 39,303,892 and 39,297,539 shares as of September 30, 2015 (unaudited) and June 30, 2015, respectively.	4	4
Additional paid-in capital	289,004	287,152
Accumulated other comprehensive loss	(225)	(222)
Accumulated deficit	(105,558)	(119,990)

Total stockholders’ equity	183,225	166,944

Total liabilities and stockholders’ equity	$316,975	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,
	2015	2014
	Unaudited

Revenues	$115,054	$66,969
Cost of revenues	81,527	52,939

Gross profit	33,527	14,030

Operating expenses:

Research and development, net	6,991	5,059
Sales and marketing	8,244	5,461
General and administrative	3,418	1,159

Total operating expenses	18,653	11,679

Operating income	14,874	2,351

Financial income (expenses), net	(72)	516

Income before taxes on income	14,802	2,867

Taxes on income	370	347

Net income	$14,432	$2,520

Net basic earnings per share of common stock	$0.37	$-

Net diluted earnings per share of common stock	$0.32	$-

Weighted average number of shares used in computing net basic earnings per share of common stock	39,301,620	2,812,684

Weighted average number of shares used in computing net diluted earnings per share of common stock	44,455,964	2,812,684

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,
	2015	2014
	Unaudited

Net income	$14,432	$2,520

Other comprehensive income (loss):
Cash flow hedges:
Changes in unrealized gains (losses)	37	-
Reclassification adjustments for losses included in net income	1	-
Net change	38	-
Foreign currency translation adjustments, net	(41)	(125)
Other comprehensive loss	(3)	(125)

Comprehensive income	$14,429	$2,395

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended September 30,
	2015	2014
	Unaudited
Cash flows provided by (used in) operating activities:
Net income	$14,432	$2,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	738	542
Amortization of intangible assets	21	-
Stock-based compensation related to employee and non-employee consultants stock options	1,832	320
Realized losses on Cash Flow Hedges	1	-
Interest expenses related to Bank Loan	-	24
Financial income, net related to term loan	-	(491)
Remeasurement of warrants to purchase preferred and common stock	-	(15)

Changes in assets and liabilities:
Inventories	(5,956)	(4,311)
Prepaid expenses and other accounts receivable	11,811	(5,527)
Trade receivables, net	(11,928)	(7,565)
Trade payables	(13,500)	9,871
Employees and payroll accruals	1,044	390
Warranty obligations	4,025	3,101
Deferred revenues	1,970	864
Accrued expenses and other accounts payable	1,467	19
Lease incentive obligation	(11)	-

Net cash provided by (used in) operating activities	5,946	(258)

Cash flows used in investing activities:
Purchase of property and equipment	(3,292)	(1,002)
Purchase of intangible assets	(800)	-
Decrease in restricted cash	51	13
Decrease in short and long-term lease deposits	73	29

Net cash used in investing activities	(3,968)	(960)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Three months ended September 30,
	2015	2014
	Unaudited
Cash flows from financing activities:
Proceeds from short-term bank loans	-	6,000
Proceeds from issuance of Series E Convertible Preferred stock	-	20,998
Payments of term loan	-	(798)
Proceeds from exercise of employee stock options	17	8

Net cash provided by financing activities	17	26,208

Increase in cash and cash equivalents	1,995	24,990
Cash and cash equivalents at the beginning of the period	144,750	9,754
Erosion due to exchange rate differences	(16)	(2)

Cash and cash equivalents at the end of the period	146,729	34,742

Supplemental disclosure of non-cash financing activities:
Deferred issuance costs	-	508
Issuance expenses not paid in cash	-	523
Issuance of Series E Convertible Preferred stock in consideration of receivables on account of stock	-	2,000
Exercise of employee stock options not paid in cash	3	-
Unrealized gains on cash flow hedges	37	-

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution that maximizes power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers which maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) and (iii) a related cloud based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners, as applicable, to monitor and manage the solar PV systems. The Company operates its business itself and through its wholly-owned subsidiaries: SolarEdge Technologies Ltd. in Israel; SolarEdge Technologies GmbH in Germany; SolarEdge Technologies (China) Co., Ltd in China; SolarEdge Technologies (Australia) PTY Ltd. in Australia; SolarEdge Technologies (Canada) Ltd. in Canada; SolarEdge Technologies (Holland) B.V. in the Netherlands; SolarEdge Technologies (UK) Ltd in United Kingdom; SolarEdge Technologies (Japan) Co., Ltd. in Japan and SolarEdge Technologies (France) SARL in France (collectively, the “subsidiaries”). Except for SolarEdge Technologies Ltd in Israel, which carries out the research and development, management of manufacturing, global sales and support and management activities, the other subsidiaries are engaged solely in selling, marketing and support activities.  The Company was incorporated in Delaware in August 2006 and began commercial sale of its products in January 2010.

b.	Recent accounting pronouncements:

Inventory:

On July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2015-11.

c.	The significant accounting policies applied in the Company’s audited annual consolidated financial statements as of June 30, 2015 are applied consistently in these financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2015 filed with the SEC on August 20, 2015 (the “2015 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended June 30, 2015 included in the 2015 Form 10-K.

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

Two vendors collectively account for 71% (unaudited) and 79% of the Company’s total trade payables as of September 30, 2015 (unaudited) and June 30, 2015, respectively.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the three months ended September 30, 2015, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges of these expenses.

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

In addition to the above mentioned cash flow hedges transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flows hedges, as defined by ASC 815, and therefore all gains and losses, resulted from fair value remeasurements, were recorded immediately in the statement of operations, as financial expenses, net.

As of September 30, 2015, the outstanding notional principal amounts of foreign exchange forward contracts to sell U.S. dollars and Euros into which the Company entered were $23,217 and €6 million, respectively. These hedging contracts do not contain any credit-risk-related contingency features. See Note 5 for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $342 and $41, respectively, at September 30, 2015. The Company recorded a net amount of $301 in other accounts receivable and prepaid expenses in the consolidated balance sheets at September 30, 2015.

The amount recorded as loss in general and administrative expenses in the consolidated statements of income for the three months ended September 30, 2015 (unaudited) that resulted from the above referenced hedging transactions was $1.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The fair value of the outstanding derivative instruments as of September 30, 2015 (unaudited) and June 30, 2015 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2015 (unaudited)	As of June 30, 2015
Derivative Assets
Foreign exchange forward contracts	Other accounts receivable and prepaid expenses (*)	301	859

Total		301	859

(*) Estimated to be reclassified into earnings during 2016.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended September 30, 2015 and 2014 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended
	September 30,
	2015	2014
	(unaudited)

Foreign exchange forward contracts	37	-

	Gains (Losses) Reclassified from OCI into Income
	for the three months ended
	September 30,
	2015	2014
	(unaudited)

Foreign exchange forward contracts	(1)	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

g.	Intangible assets:

On March 9, 2015, the Company and Beacon Power LLC, a Delaware limited liability company (“Beacon”) entered into a patent purchase agreement under which the Company agreed to purchase all rights in the patents. In July 2015 the Company completed the purchase of the patents for $800.

The patents are stated at cost, net of accumulated amortization. Amortization is calculated by the straight-line method over 10 years, which represents the estimated useful lives of the patents.

Amortization expenses for the three months ended September 30, 2015 (unaudited) were $21.

h.	Accumulated other comprehensive loss:

The following table summarizes the changes in accumulated balances of other comprehensive loss for the three months ended September 30, 2015 (unaudited):

	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$(222)	$(222)
Other comprehensive income (loss) before reclassifications	37	(41)	(4)
Losses reclassified from accumulated other comprehensive income (loss)	1	-	1
Net current period other comprehensive income (loss)	38	(41)	(3)

Ending balance	$38	$(263)	$(225)

NOTE 2:-	INVENTORIES

	September 30, 2015	June 30, 2015
	(unaudited)

Raw materials	$16,870	$14,405
Finished goods	63,037	59,545

	$79,907	$73,950

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the three months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,
	2015	2014
	(unaudited)

Balance, at beginning of period	$31,879	$18,181
Additions and adjustments to cost of revenues	6,295	4,244
Usage and current warranty expenses	(2,270)	(1,143)

Balance, at end of period	35,904	21,282
Less current portion	(10,587)	(6,063)

Long term portion	$25,317	$15,219

NOTE 4:-	REVOLVING CREDIT LINE

In June 2011, the Company entered into an agreement for a revolving line of credit from a Bank Lender (the "Bank Lender").

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

As of September 30, 2015 (unaudited) and June 30, 2015, the Company met all its Bank Lender covenants.

As of September 30, 2015 (unaudited), the Company had no outstanding borrowings pursuant to this revolving line of credit.

NOTE 5:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2015.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	FAIR VALUE MEASUREMENTS (Cont.)

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2015 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	September 30, 2015 (unaudited)	Level 1	Level 2	Level 3

Derivative instruments asset	$301	-	$301	-

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2015 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2015	Level 1	Level 2	Level 3

Derivative instruments asset	$859	-	$859	-

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on September 30, 2015 due to the short-term maturity of these instruments.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	LEASE INCENTIVE OBLIGATION

The Company has an operating lease agreement for a building in Herzilia, Israel. In connection with this lease, the Company and its third party lessor (the "Lessor"), agreed that the Lessor would pay approximately $2,937 for certain leasehold improvements on behalf of the Company.

As of September 30, 2015 (unaudited), the Company received in cash $2,875 from the Lessor. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense.

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next ten years, with the last ending in December 2024.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises that are in effect as of September 30, 2015 (unaudited), are as follows:

Year ended June 30,	(unaudited)

2016	1,692
2017	2,122
2018	2,041
2019	1,906
2020 and thereafter	8,319

16,080

Rent expenses for the three months ended September 30, 2015 (unaudited) and 2014 (unaudited) were approximately $535 and $315, respectively.

b.	Guarantees:

As of September 30, 2015 (unaudited), contingent liabilities exist regarding guarantees in the amount of $780, $51 and $82 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.	Royalty and Governmental commitments:

As of September 30, 2015 (unaudited), the aggregate contingent liability to the Binational Industrial Research and Development Foundation (BIRD-F) amounted to approximately $1,131 which would be payable by the Company if it ever did generate revenues from such project.

As of September 30, 2015 (unaudited), the aggregate contingent liability to the Office of the Chief Scientist (the OCS) amounted to $743.

d.	Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers and suppliers, which cannot be canceled without penalty. The Company utilizes third parties to manufacture its products. In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of September 30, 2015 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $72,781 out of which the Company already recorded a provision for loss in the amount of $1,552.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	STOCK CAPITAL

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

b.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	39,303,892	39,297,539

c.	Stock Incentive plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. On March 31, 2015, once the Company completed its Initial Public Offering (IPO), the 2007 Plan has been terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of September 30, 2015 (unaudited), a total of 1,822,484 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year during the term of the 2015 Plan commencing on January 1st of the year following the year in which the 2015 Plan becomes effective in an amount equal to five percent (5%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors may provide that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than five percent (5%) of the shares of capital stock outstanding on the preceding December 31st. The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	STOCK CAPITAL (Cont.)

As of September 30, 2015 (unaudited), an aggregate of 876,020 shares of common stock are still available for future grant under the 2015 Plan.

A summary of the activity in the share options and RSUs granted to employees and members of the board of directors for the nine months ended September 30, 2015 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options/RSUs	price	in years	Value

Outstanding as of July 1, 2015	6,102,222	$3.10	7.08	$202,889
Options granted	228,800	$25.09
RSUs granted	630,056	-
Exercised	(3,923)	$2.62
Forfeited or expired	(15,844)	$2.35
Outstanding as of September 30, 2015	6,941,311	$3.55	7.21	$134,964

Vested and expected to vest as of September 30, 2015	6,582,179	$3.51	7.10	$128,191

Exercisable as of September 30, 2015	3,793,798	$2.28	5.63	$78,326

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option and RSU holders had all option and RSU holders exercised their options and RSU on the last day of each period. The total intrinsic value of options exercised during the three months ended on September 30, 2015 (unaudited) was $107.

The weighted average grant date fair values of options and RSUs granted to employees and executive directors during the three months ended September 30, 2015 (unaudited) was $25.09.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	STOCK CAPITAL (Cont.)

The options and RSUs outstanding as of September 30, 2015 (unaudited) have been separated into exercise price ranges as follows:

		Weighted	Options	Weighted
	Outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	September 30,	contractual	September 30,	contractual
price	2015	Life in years	2015	Life in years

$0.00 (RSUs)	689,497	9.86	-	-
$0.50 - $1.50	1,244,156	3.43	1,244,156	3.43
$1.68 - $2.46	2,089,547	6.04	1,896,126	5.99
$3.03 - $3.96	661,501	8.29	291,659	8.24
$5.01 - $5.04	1,994,482	9.17	361,857	9.15
$9.36	33,328	9.34	-	-
$25.09	228,800	9.89	-	-

	6,941,311	7.21	3,793,798	5.63

d.	Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of September 30, 2015 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	September 30,	Exercise	September 30,	Exercisable
Date	2015	price	2015	Through

July 31, 2008	33,333	0.87	33,333	July 31, 2018
January 26, 2011	5,000	2.01	5,000	January 26, 2021
January 26, 2012	33,333	2.46	33,333	January 26, 2022
October 24, 2012	6,666	2.46	5,000	October 24, 2022
January 23, 2013	3,333	3.03	2,361	January 23, 2023
January 27, 2014	4,998	3.51	1,943	January 27, 2024
May 1, 2014	6,000	3.51	2,417	May 1, 2024
September 17, 2014	10,830	3.96	3,436	September 17, 2024
October 29, 2014	6,668	5.01	1,222	October 29, 2024
August 19, 2015	28,167	0.00	-

	138,328		88,045

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	STOCK CAPITAL (Cont.)

In connection with the grant of stock options and RSUs to non-employee consultants, the Company recorded stock compensation expenses in the three months ended September 30, 2015 (unaudited) and 2014 (unaudited) in the amounts $119 and $23, respectively.

Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees in the consolidated statement of operations for the three months ended on September 30, 2015 (unaudited) and 2014 (unaudited), as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014

Cost of revenues	$180	$37
Research and development	395	110
Selling and marketing	616	102
General and administrative	641	71

Total stock-based compensation expense	$1,832	$320

As of September 30, 2015 (unaudited) there was a total unrecognized compensation expense of $27,866 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from Oct 1, 2015 through October 31, 2019.

NOTE 9:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock and common stock, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 0 and 1,552,809 for the three months ended September 30, 2015 (unaudited) and 2014 (unaudited), respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

Basic and diluted earnings per share is presented in conformity with the two-class method for participating securities for the periods prior to their conversion. Under this method the earnings per share for each class of shares are calculated assuming 100% of the Company's earnings are distributed as dividends to each class of shares based on their contractual rights.

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended September 30,
	2015	2014
	(unaudited)
Numerator:
Net income	14,432	2,520
Dividends accumulated for the period	-	(2,520)
Net income available to shareholders of common stock	14,432	-

Denominator:
Shares used in computing net earnings per share of common stock, basic	39,301,620	2,812,684

Numerator:
Net income	14,432	2,520
Dividends accumulated for the period	-	(2,520)
Net income available to shareholders of common stock	14,432	-

Denominator:
Shares used in computing net earnings per share of common stock, diluted	44,455,964	2,812,684

NOTE 10:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three month period ended September 30, 2015 (unaudited), the Company had two major customers that accounted for approximately 25.8% of its consolidated revenues.  For the year ended June 30, 2015, the Company had one major customer that accounted for 24.6% of the Company’s consolidated revenues.

b.
As of September 30, 2015 (unaudited), three customers accounted for 49.5% of the Company’s net accounts receivable and as of June 30, 2015, one customer accounted for 30.0% of the Company’s net accounts receivable.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates or projections beliefs and assumptions in accordance with information currently available to our management. Forward looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our history of losses and limited period of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets;

•	competition, including introductions of power optimizer, inverter and solar PV system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner.

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to raise additional capital on favorable terms or at all;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets; and

•	the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report.

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

As of September 30, 2015, we have shipped approximately 8.2 million power optimizers and 343,000 inverters. Approximately 150,620 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of September 30, 2015, we have shipped approximately 2.1 GW of our DC optimized inverter systems. Our products are sold in approximately 42 countries, and are installed in solar PV systems in 88 countries.

As of September 30, 2015, approximately 10,771 indirect customers had registered with us through our cloud-based monitoring platform.

Our revenues for the three months ended September 30, 2014 and 2015 were $67.0 million and $115.1 million, respectively. Gross margins were 20.9% and 29.1% for the three months ended September 30, 2014 and 2015, respectively. Net income was $2.5 million and $14.4 million for the three months ended September 30, 2014 and 2015, respectively.

Key Operating Metrics

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to yearly shipments (inverters shipped, power optimizers shipped and megawatts shipped) to evaluate our sales performance and to track market acceptance of our products from year to year. We use metrics relating to monitoring (systems monitored) to evaluate market acceptance of our products and usage of our solution.

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

	Three Months Ended September 30,
	2015	2014
Inverters shipped	54,195	31,880
Power optimizers shipped	1,460,277	663,850
Megawatts shipped (1)	356	176

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$115,054	$66,969
Cost of revenues	81,527	52,939
Gross profit	33,527	14,030
Operating expenses:
Research and development, net	6,991	5,059
Sales and marketing	8,244	5,461
General and administrative	3,418	1,159
Total operating expenses	18,653	11,679
Operating income	14,874	2,351
Financial income (expenses)	(72)	516
Income before taxes on income	14,802	2,867
Taxes on income	370	347
Net income	$14,432	$2,520

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Revenues	$115,054	$66,969	$48,085	71.8%

Revenues increased by $48.1 million, or 71.8%, for the three months ended Septemebr 30, 2015 as compared to the three months ended September 30, 2014, primarily due to an increase in the number of systems sold in the U.S. market and certain countries in Europe. The number of power optimizers sold increased by approximately 0.7 million units, or 98.4%, from approximately 0.7 million units in the three months ended September, 2014 to approximately 1.4 million units in the three months ended September 30, 2015. The number of inverters sold increased by approximately 17,000 units, or 53.4%, from approximately 33,000 units in the three months ended September 30, 2014 to approximately 50,000 units in the three months ended September 30, 2015. Our blended average selling price per watt for units shipped decreased by $0.037, or 10%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to (i) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts, causing a decrease in the average selling price; (ii) a change in our geographic mix, specifically in  sales to Europe where the devaluation of the Euro against the US Dollar in calendar 2015 reduced our US Dollar translated average selling price; and (iii) increased volumes of commercial products that are characterized by  lower average selling prices per watt.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Cost of revenues	$81,527	$52,939	$28,588	54.0%
Gross profit	$33,527	$14,030	$19,497	139.0%

Cost of revenues increased by $28.6 million, or 54.0%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to (i) an increase in product costs and logistic costs associated with the increased volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; and (iii) increased warranty expenses and warranty accruals. These increases were offset by reductions of shiping costs associated with the minimal use of air freight. Gross profit as a percentage of revenue increased from 20.9% in the three months ended September 30, 2014 to 29.1% in the three months ended September 30, 2015, primarily due to reductions in per unit product costs, an increased portion of ocean freight shipments in comparison to air shipments, lower costs associated with our warranty and warranty provisions, and general economies of scale in our personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Research and development, net	$6,991	$5,059	$1,932	38.2%

Research and development, net increased by $1.9 million, or 38.2%, in the three months ended September 30, 2015 as compared to the three months ended September  30, 2014, primarily due to an increase in personnel related costs of $1.5 million as a result of an increased headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to the market. In addition, other directly related overhead costs increased by $0.2 million and we received $0.2 million less in grant money from the Office of the Chief Scientist of Israel in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Sales and Marketing

	Three Months Ended September 30,		Three Months Ended September, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$8,244	$5,461	$2,783	51.0%

Sales and marketing expenses increased by $2.8 million, or 51.0%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to an increase in personnel related costs of $2.0 million due to an increase in headcount supporting our growth in the U.S. and Europe. In addition, expenses related to trade shows and marketing activities and expenses associated with our worldwide sales offices, travel and other directly related overhead costs increased by $0.5 and $0.3 million, respectively, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

General and Administrative

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$3,418	$1,159	$2,259	194.9%

General and administrative expenses increased by $2.3 million, or 194.9%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to (i) an increase in personnel costs of $1.0 million related to higher headcount in the legal, finance, human resources, recruiting and information technology department functions required of a growing public company and (ii) increased expenses related to equity-based compensation, changes in management compensation and growth  in vacation accruals, which resulted from changes in compensation. In addition, costs related to accrual for doubtful debts, costs related to being a public company, accounting, tax, legal and information systems consulting and other directly related overhead costs increased by $0.6 million, $0.3 million, $0.3 million and $0.1 million, respectively, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Financial Expenses

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Financial income (expenses)	$(72)	$516	$(588)	N/A

Financial expenses were $72,000 in the three months ended September 30, 2015 compared to financial income of $0.5 million in the three months ended September 30, 2014. The decrease is primarily due to $1.1 million generated from foreign exchange fluctuations in the three months ended September 30, 2014 compared to no income from foreign exchange fluctuations in the three months ended September 30, 2015. This was offset by decrease of $0.5 million of interest expenses due to the full repayment of our borrowings under our revolving line of credit and interest on other long term debt.

Taxes on Income

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Taxes on income	$370	$347	$23	6.6%

Taxes on income increased by $23, or 6.6%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Net Income

	Three Months Ended September 30,		Three Months Ended September 30, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Net income	$14,432	$2,520	$11,912	472.7%

As a result of the factors discussed above, net income increased by $11.9 million, or 472.7%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$5,946	$(258)
Net cash used in investing activities	(3,968)	(960)
Net cash provided by financing activities	17	26,208
Increase in cash and cash equivalents	$1,995	$24,490

As of September 30, 2015, our cash and cash equivalents were $146.7 million. This amount does not include $3.6 million of restricted cash (primarily held to secure letters of credit to vendors and bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses paid by us. We maintain the net proceeds received from our initial public offering as well as cash provided by operating activites in cash and cash equivalents.  We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering and available borrowings under our currently undrawn revolving credit line with SVB as further described below, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the three months ended September 30, 2015, cash provided by operating activities was $5.9 million derived mainly from a net income of $14.4 million that included $2.6 million of non-cash expenses. An increase of $4.0 million in warranty obligations, $2.0 million in deferred revenues, $1.0 million accruals for employees and a decrease of $11.8 million in prepaid expenses and other receivables was offset by an increase of $11.9 million in trade receivables, $6.0 million in inventories and a decrease of $12.0 million in trade payables and other accounts payable.

For the three months ended September 30, 2014, cash used in operating activities was $0.3 million mainly due to a quarterly net income of $2.5 million that included net of $0.4 million of non-cash expenses. An increase of $9.9 million in trade payables and other accounts payable, $3.1 million in warranty obligations, $0.8 million in deferred revenues and $0.4 million accruals for employees was offset by an increase of $7.6 million in trade receivables, $5.5 million in prepaid expenses and other accounts receivable and $4.3 million in inventories.

Investing Activities

During the three months ended September 30, 2015, net cash used in investing activities was $4.0 million, of which $3.3 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements and $0.8 million related to intangible assets investment. This was offset by a $0.1 million decrease in a long term lease deposit.

During the three months ended September 30, 2014, net cash used in investing activities was $1.0 million, mostly attributed to capital investments in laboratory equipment, end of line testing equipment and manufacturing tools.

Financing Activities

For the three months ended September 30, 2015, net cash provided by financing activities was $17.0 thousand, all attributed to cash received from the exercise of employee stock options.

For the three months ended September 30, 2014, net cash provided by financing activities was $26.2 million of which $21.0 million was net proceeds from our Series E convertible preferred stock issuance, $6.0 million was from short term borrowings under our revolving line of credit with SVB, offset by $0.8 million of repayment of the Kreos term loan.

Debt Obligations

Revolving Line of Credit

In February 2015, we amended and restated a revolving line of credit agreement with Silicon Valley Bank (“SVB”), which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of September 30, 2015 we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately 24.2% and 27.2% of our revenues for the three months ended Septemeber 30, 2015 and 2014, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro and British pound sterling. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three months ended September 30, 2015, between the Euro and the U.S. dollar would increase or decrease our net income by $2.4 million for the three months ended September 30, 2015. A hypothetical 10% change in foreign currency exchange rates during the three months ended September 30, 2015, between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $2.2 million for the three months ended September 30, 2015.

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

We had cash and cash equivalents of $146.7 million at September 30, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. dollar-denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2015, three major customers accounted for approximately 49.5% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

ITEM 4 CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management was not required to perform an annual assessment of the effectiveness of our internal control over financial reporting for the year ending June 30, 2015, but we expect that management will be required to perform such an assessment for the year ending June 30, 2016.  We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”

(b)          Changes in Internal Control over Financial Reporting

Based on an evaluation by our chief executive officer and chief financial officer, such officers concluded that there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1ARISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended June 30, 2015, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the following risk factors, together with all of the other information included in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before you decide to purchase shares of our common stock. If any of the following risks occurred, it could materially adversely affect our business, financial condition or operating results. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

On March 25, 2015, our registration statement on Form S-1 (No. 333-202159) was declared effective for our initial public offering and on March 31, 2015, we consummated the initial public offering consisting of 8,050,000 shares of our common stock at a public offering price of $18.00 per share. The offering terminated after the sale of all securities registered in the offering. Goldman, Sachs & Co. acted as joint book-running managers for the offering. Needham & Company, Canaccord Genuity Inc. and Roth Capital Partners acted as co-managers. As a result of the offering, we received total net offering proceeds of $131.2 million, after deducting total expenses of $13.7 million, consisting of underwriting discounts and commissions of $10.1 million and offering related expenses paid by us of $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We maintain the funds received in cash and cash equivalents. Our principal uses of these proceeds from the initial public offering is general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, (iii) any of the Company’s affiliates, or (iv) others.

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

SOLAREDGE TECHNOLOGIES, INC.
Date: November 6, 2015	/s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 6, 2015	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)