Form 10-Q
period 2015-12-31
SolarEdge Technologies Inc
filed 2016-02-08
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes ☐         No ☒

       As of  January 31, 2016, there were 40,220,183 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER, 2015

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	December 31,	June 30,
	2015	2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,150	$144,750
Restricted cash	3,417	3,639
Marketable Securities	27,137	-
Trade receivables, net	46,685	35,428
Prepaid expenses and other accounts receivable	24,233	32,645
Inventories	87,400	73,950

Total current assets	295,022	290,412

PROPERTY AND EQUIPMENT, NET	21,428	14,717

LONG-TERM ASSETS:
Long-term marketable securities	25,290	-
Long-term prepaid expenses and lease deposits	510	529
Deferred tax assets, net	6,565	-
Intangible assets, net	758	-
	33,123	529

Total assets	$349,573	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	December 31,	June 30,
	2015	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$61,977	$80,684
Employees and payroll accruals	12,864	6,814
Warranty obligations	11,862	9,431
Deferred revenues	1,983	1,676
Accrued expenses and other accounts payable	7,169	6,987

Total current liabilities	95,855	105,592

LONG-TERM LIABILITIES
Warranty obligations	29,032	22,448
Deferred revenues	11,427	8,289
Lease incentive obligation	2,320	2,385

Total long-term liabilities	42,779	33,122

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of December 31, 2015 (unaudited) and June 30, 2015; issued and outstanding: 40,092,668 and 39,297,539 shares as of December 31, 2015 (unaudited) and June 30, 2015, respectively.	4	4
Additional paid-in capital	292,681	287,152
Accumulated other comprehensive loss	(293)	(222)
Accumulated deficit	(81,453)	(119,990)

Total stockholders’ equity	210,939	166,944

Total liabilities and stockholders’ equity	$349,573	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenues	$124,832	$73,290	$239,886	$140,259
Cost of revenues	86,250	57,509	167,777	110,448

Gross profit	38,582	15,781	72,109	29,811

Operating expenses:

Research and development, net	8,299	4,768	15,290	9,827
Sales and marketing	8,833	5,658	17,077	11,119
General and administrative	2,188	1,121	5,606	2,280

Total operating expenses	19,320	11,547	37,973	23,226

Operating income	19,262	4,234	34,136	6,585

Financial income (expenses), net	(959)	(458)	(1,031)	58

Income before taxes on income	18,303	3,776	33,105	6,643

Taxes on income (tax benefit)	(5,802)	401	(5,432)	748

Net income	$24,105	$3,375	$38,537	$5,895

Net basic earnings per share of common stock	$0.61	$-	$0.98	$-

Net diluted earnings per share of common stock	$0.55	$-	$0.87	$-

Weighted average number of shares used in computing net basic earnings per share of common stock	39,511,967	2,815,694	39,406,797	2,814,188

Weighted average number of shares used in computing net diluted earnings per share of common stock	44,007,348	2,815,694	44,231,660	2,814,188

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	Unaudited		Unaudited

Net income	$24,105	$3,375	$38,537	$5,895

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized losses, net of tax benefit	(81)	-	(81)	-
Net change	(81)	-	(81)	-

Cash flow hedges:
Changes in unrealized gains, net of tax expense	40	-	77	-
Reclassification adjustments for gains, net of tax expense included in net income	(3)	-	(2)	-
Net change	37	-	75	-

Foreign currency translation adjustments, net	(24)	25	(65)	(100)

Other comprehensive income (loss)	(68)	25	(71)	(100)

Comprehensive income	$24,037	$3,400	$38,466	$5,795

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended December 31,
	2015	2014
	Unaudited
Cash flows provided by operating activities:
Net income	$38,537	$5,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,629	1,103
Amortization of intangible assets	42	-
Amortization of premiums on available-for-sale marketable securities	35	-
Stock-based compensation related to employees and non-employees consultants stock options	4,057	780
Realized gains on cash flow hedges	(2)	-
Financial income, net related to term loan	-	(656)
Remeasurement of warrants to purchase preferred and common stock	-	265

Changes in assets and liabilities:
Inventories	(13,452)	(22,128)
Prepaid expenses and other accounts receivable	6,504	(10,671)
Trade receivables, net	(11,268)	(5,919)
Deferred tax assets, net	(6,527)	-
Trade payables	(18,701)	33,429
Employees and payroll accruals	6,073	361
Warranty obligations	9,015	6,116
Deferred revenues	3,446	1,694
Accrued expenses and other accounts payable	(273)	(860)
Lease incentive obligation	(65)	-

Net cash provided by operating activities	19,050	9,409

Cash flows used in investing activities:
Investment in available-for-sale marketable securities	(52,860)	-
Purchase of property and equipment	(5,636)	(3,133)
Purchase of intangible assets	(800)	-
Decrease (increase) in restricted cash	222	(1,807)
Decrease (increase) in short and long-term lease deposits	37	(31)

Net cash used in investing activities	(59,037)	(4,971)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Six months ended December 31,
	2015	2014
	Unaudited
Cash flows from financing activities:
Proceeds from short-term bank loans	$-	$6,000
Repayments of short term loan	-	(19,326)
Repayments of term loan	-	(1,578)
Proceeds from issuance of Series E Convertible Preferred stock	-	24,837
Issuance costs	-	(292)
Proceeds from exercise of employee stock options	1,472	16

Net cash provided by financing activities	1,472	9,657

Increase (decrease) in cash and cash equivalents	(38,515)	14,095
Cash and cash equivalents at the beginning of the period	144,750	9,754
Erosion due to exchange rate differences	(85)	(75)

Cash and cash equivalents at the end of the period	$106,150	$23,774

Supplemental disclosure of non-cash financing activities:
Deferred issuance costs related to IPO	$-	$1,542
Issuance expenses not paid in cash	$-	$125
Purchase of property and equipment not paid in cash	$475	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) and (iii) a related cloud based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners, as applicable, to monitor and manage the solar PV systems. The Company operates its business itself and through its wholly-owned subsidiaries: SolarEdge Technologies Ltd. in Israel; SolarEdge Technologies GmbH in Germany; SolarEdge Technologies (China) Co., Ltd in China; SolarEdge Technologies (Australia) PTY Ltd. in Australia; SolarEdge Technologies (Canada) Ltd. in Canada; SolarEdge Technologies (Holland) B.V. in the Netherlands; SolarEdge Technologies (UK) Ltd in United Kingdom; SolarEdge Technologies (Japan) Co., Ltd. in Japan, SolarEdge Technologies (France) SARL in France and SolarEdge Technologies Italy S.R.L. in Italy (collectively, the “subsidiaries”). Except for SolarEdge Technologies Ltd in Israel, which carries out the research and development, management of manufacturing, global sales and support and management activities, the other subsidiaries are engaged solely in selling, marketing and support activities.  The Company was incorporated in Delaware in August 2006 and began commercial sale of its products in January 2010.

b.	Recent accounting pronouncements:

Inventory:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued “ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory”, which changes the measurement principles for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that required entities to consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2015-11 on its consolidated financial position, consolidated results of operations, and consolidated cash flows.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

Deferred Taxes:

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic740) - Balance Sheet Classification of Deferred Taxes, which will require that the presentation of deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted this guidance effective December 31, 2015. The adoption only impacted the presentation in its consolidated financial statements and related disclosure. No prior periods were retroactively adjusted.

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

Two vendors collectively account for 76% (unaudited) and 79% of the Company’s total trade payables as of December 31, 2015 (unaudited) and June 30, 2015, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

f.	Marketable Securities:

Marketable securities consist of corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt and Equity Securities”, the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income (expenses), net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income (expenses), net. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before it recovers in value, the Company must estimate the net present value of cash flows expected to be collected. If the amortized cost exceeds the net present value of cash flows, such excess is considered a credit loss and an other-than-temporary impairment has occurred.  For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities during the six months ended on December 31, 2015.

g.	Derivative financial instruments:

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekel (“NIS”), during the three and six months ended December 31, 2015, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges of these expenses.

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

In addition to the above mentioned cash flow hedges transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flows hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of operations, as financial income (expenses).

As of December 31, 2015, the Company entered into forward contracts to sell U.S. dollars in the amount of $13,008. These hedging contracts do not contain any credit-risk-related contingency features. See Note 6 for information on the fair value of these hedging contracts.

The fair value of derivative assets was $90 on December 31, 2015, which was recorded in other accounts receivable and prepaid expenses in the consolidated balance sheets. The amount recorded as gain in the general and administrative expenses under the consolidated statements of income for the three and the six months ended December 31, 2015 (unaudited) resulted from the above referenced hedging transactions and was $2 and $3, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The fair value of the outstanding derivative instruments as of December 31, 2015 (unaudited) and June 30, 2015 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2015 (unaudited)	As of June 30, 2015
Derivative Assets
Foreign exchange forward contracts	Other accounts receivable and prepaid expenses (*)	90	859

Total		90	859

(*) Estimated to be reclassified into earnings during 2016.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and the six months ended December 31, 2015 and 2014 is summarized below:

	Gains on Derivatives Recognized in OCI for the three months ended December 31,		Gains on Derivatives Recognized in OCI for the six months ended December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Foreign exchange forward contracts	40	-	77	-

	Gains Reclassified from OCI into Income for the three months ended December 31,		Gains Reclassified from OCI into Income for the six months ended December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Foreign exchange forward contracts	3	-	2	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

h.	Intangible assets:

On March 9, 2015, the Company and Beacon Power LLC, a Delaware limited liability company (“Beacon”) entered into a patent purchase agreement under which the Company agreed to purchase all rights in the patents. In July 2015, the Company completed the purchase of the patents for $800.

The patents are stated at cost, net of accumulated amortization. Amortization is calculated by the straight-line method over 10 years, which represents the estimated useful lives of the patents.

Amortization expenses for the three and the six months ended December 31, 2015 (unaudited) were $21 and $42, respectively.

i.	Accumulated other comprehensive loss:

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the three months ended December 31, 2015 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$38	$(263)	$(225)
Other comprehensive income (loss) before reclassifications	(81)	40	(24)	(65)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(3)	-	(3)
Net current period other comprehensive income (loss)	(81)	37	(24)	(68)

Ending balance	$(81)	$75	$(287)	$(293)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the six months ended December 31, 2015 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$-	$(222)	$(222)
Other comprehensive income (loss) before reclassifications	(81)	77	(65)	(69)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(2)	-	(2)
Net current period other comprehensive income (loss)	(81)	75	(65)	(71)

Ending balance	$(81)	$75	$(287)	$(293)

NOTE 2:-	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2015 (unaudited):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate bonds	$52,559	$-	$(132)	$52,427

As of June 30, 2015, the Company had no investments in marketable securities.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	MARKETABLE SECURITIES (Cont.)

The amortized cost of available-for-sale marketable securities at December 31, 2015, by contractual maturities, is shown below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Due in one year or less	$27,182	$-	$(45)	$27,137
Due after one year to two years	$25,377	$-	$(87)	$25,290

	$52,559	$-	$(132)	$52,427

As of December 31, 2015, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

As of December 31, 2015 (unaudited) and June 30, 2015, there were 50 and 0 securities in a loss position, respectively.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2015 (unaudited) amounted to $52,427, while the unrealized losses for these marketable securities amounted to $132.

NOTE 3:-	INVENTORIES

	December 31, 2015	June 30, 2015
	(unaudited)

Raw materials	$13,211	$14,405
Finished goods	74,189	59,545

	$87,400	$73,950

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the six months ended December 31, 2015 and 2014 were as follows:

	Six months ended December 31,
	2015	2014
	(unaudited)

Balance, at beginning of period	$31,879	$18,181
Additions and adjustments to cost of revenues	13,248	8,469
Usage and current warranty expenses	(4,233)	(2,353)

Balance, at end of period	40,894	24,297
Less current portion	(11,862)	(6,652)

Long term portion	$29,032	$17,645

NOTE 5:-	REVOLVING CREDIT LINE

In June 2011, the Company entered into an agreement for a revolving line of credit from a bank lender (the "Bank Lender").

On February 17, 2015, the Company amended and restated the agreement with the Bank Lender for its revolving line of credit, which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at the Bank Lender’s prime rate plus a margin of 0.5% to 2.0%. The Company’s revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016.

In connection with the revolving line of credit, the Company granted the Bank Lender security interests in substantially all of the Company’s assets, including a first-priority security interest in the Company’s trade receivables, cash and cash equivalents. Financial covenants contained in the amended and restated agreement require the Company to maintain EBITDA and liquidity at specified levels.

The Company is required to maintain liquidity (defined as unrestricted and unencumbered cash, plus availability in the amended and restated agreement) of $6,750. The amended and restated agreement also contains covenants that restrict the Company’s ability to dispose of assets, engage in business combinations (or permit a subsidiary to engage in business combinations), grant liens, borrow money, or pay dividends.

As of December 31, 2015 (unaudited) and June 30, 2015, the Company met all of the covenants in the amended and restated agreement.

As of December 31, 2015 (unaudited), the Company had no outstanding borrowings pursuant to this revolving line of credit.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the six months ended December 31, 2015.

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

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2015 (unaudited) by level within the fair value hierarchy:

	Balance as of December 31,	Fair value measurements
Description	2015 (unaudited)	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$32,193	$32,193	-	-

Derivative instruments asset	$90	-	$90	-

Short-term marketable securities:
Corporate bonds	$27,137	-	$27,137	-

Long-term marketable securities:
Corporate bonds	$25,290	-	$25,290	-

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

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on December 31, 2015 due to the short-term maturity of these instruments.

NOTE 7:-	LEASE INCENTIVE OBLIGATION

The Company has an operating lease agreement for a building in Herziliya, Israel. In connection with this lease, the Company and its third party lessor (the "Lessor"), agreed that the Lessor would reimburse approximately $2,937 for certain leasehold improvements on behalf of the Company.

As of December 31, 2015 (unaudited), the Company received in cash $2,896 from the Lessor in connection with such leasehold improvements. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense. As of December 31, 2015, the net amortized amount of lease incentive obligation recorded under long-term liabilities is $2,320.

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

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises that are in effect as of December 31, 2015 (unaudited), are as follows:

Year ended June 30,	(unaudited)

2016	1,137
2017	2,129
2018	2,048
2019	1,914
2020 and thereafter	8,363

15,591

Rent expenses for the six months ended December 31, 2015 (unaudited) and 2014 (unaudited) were approximately $1,067 and $596, respectively.

b.	Guarantees:

As of December 31, 2015 (unaudited), contingent liabilities exist regarding guarantees in the amount of $609, $51 and $82 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

c.	Royalty and Governmental commitments:

As of December 31, 2015 (unaudited), the aggregate contingent liability to the Binational Industrial Research and Development Foundation (BIRD-F) amounted to approximately $1,124 which would be payable by the Company if it ever did generate revenues from such project.

As of December 31, 2015 (unaudited), the aggregate contingent liability to the Office of the Chief Scientist (the OCS) amounted to $752.

d.	Contractual purchase obligations:

The Company has contractual obligations to purchase certain goods and raw materials. These contractual purchase obligations relate to certain inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers and suppliers, which cannot be canceled without penalty. The Company utilizes third parties to manufacture its products. In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of December 31, 2015 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $73,941, of which the Company already recorded a provision for loss in the amount of $1,754.

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

b.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	40,092,668	39,297,539

c.	Stock Incentive plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. On March 31, 2015, upon consummation of the Company’s Initial Public Offering (“IPO”), the 2007 Plan was terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its subsidiaries. As of December 31, 2015 (unaudited), a total of 1,822,484 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year during the term of the 2015 Plan commencing on January 1st of the year following the year in which the 2015 Plan becomes effective in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors may provide that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than five percent (5%) of the shares of common stock outstanding on the preceding December 31st.

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000).

As of December 31, 2015 (unaudited), an aggregate of 705,082 shares of common stock are available for future grant under the 2015 Plan.

d.	Options granted to employees and members of the board of directors:

A summary of the activity in the options granted to employees and members of the board of directors for the six months ended December 31, 2015 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options/RSUs	price	in years	value

Outstanding as of July 1, 2015	6,034,782	$3.14	7.06	$200,438
Granted	228,800	$25.09
Exercised	(763,089)	$1.90
Forfeited or expired	(26,008)	$4.09
Outstanding as of December 31, 2015	5,474,485	$4.22	6.89	$131,099

Vested and expected to vest as of December 31, 2015	5,261,969	$4.14	6.84	$126,443

Exercisable as of December 31, 2015	3,312,883	$2.60	5.68	$84,719

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the six months ended on December 31, 2015 (unaudited) was $15,787.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended December 31, 2015 (unaudited) was $25.09.

The options outstanding as of December 31, 2015 (unaudited) have been separated into exercise price ranges as follows:

		Weighted	Options	Weighted
	Outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	December 31,	contractual	December 31,	contractual
price	2015	life in years	2015	life in years

$0.50 - $1.50	924,105	3.12	924,105	3.12
$1.68 - $2.46	1,698,582	5.75	1,590,206	5.71
$3.03 - $3.96	600,938	8.01	283,031	7.92
$5.01	1,988,732	8.92	501,241	8.90
$9.36	33,328	9.08	-	-
$25.09	228,800	9.64	14,300	9.64

	5,474,485	6.89	3,312,883	5.68

e.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the six months ended December 31, 2015 (unaudited), is as follows:

	No. of Options	Weighted average grant date fair value
Unvested as of June 30, 2015	67,440	25.09
Granted	807,656	24.45
Vested	(24,311)	25.09
Forfeited	(18,828)	24.44
Unvested as of December 31, 2015	831,957	24.25

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

f.	Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase shares of common stock to non-employee consultants as of December 31, 2015 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	December 31,	Exercise	December 31,	Exercisable
date	2015	price	2015	through

July 31, 2008	33,333	0.87	33,333	July 31, 2018
January 26, 2012	33,333	2.46	33,333	January 26, 2022
October 24, 2012	6,666	2.46	5,416	October 24, 2022
January 23, 2013	3,333	3.03	2,569	January 23, 2023
January 27, 2014	4,698	3.51	1,935	January 27, 2024
May 1, 2014	6,000	3.51	2,792	May 1, 2024
September 17, 2014	10,830	3.96	4,114	September 17, 2024
October 29, 2014	6,668	5.01	1,556	October 29, 2024
August 19, 2015	28,167	0.00	-
November 8, 2015	4,167	0.00	-

	137,195		85,048

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50. In connection with the grant of options and RSUs to non-employee consultants, the Company recorded stock compensation expenses in the three months ended December 31, 2015 (unaudited) and 2014 (unaudited) in the amounts $254, and $79, respectively, and stock compensation expenses in the six months ended December 31, 2015 and 2014 in the amounts $373 and $102, respectively

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to options and RSUs granted to employees and non-employees in the consolidated statement of operations for the three and six months ended on December 31, 2015 (unaudited) and 2014 (unaudited), as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014

Cost of revenues	$209	$76	$389	$113
Research and development	518	156	913	266
Selling and marketing	749	152	1,365	254
General and administrative	750	76	1,391	147

Total stock-based compensation expense	$2,226	$460	$4,058	$780

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

As of December 31, 2015 (unaudited), there was a total unrecognized compensation expense of $29,675 related to non-vested equity-based compensation arrangements granted under the Company’s plans. These expenses are expected to be recognized during the period from January 1, 2016 through February 29, 2020.

NOTE 10:-         INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	Unaudited		Unaudited

Current year taxes	$941	$401	$1,311	$748
Previous year taxes	(216)	-	(216)	-
Deferred tax income	(6,527)	-	(6,527)	-

Taxes on income (tax benefit)	$(5,802)	$401	$(5,432)	$748

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	June 30,
	2015	2015
	(Unaudited)

Assets in respect of:

Carryforward tax losses	$399	$23,033
Research and Development carryforward expenses- temporary differences	4,346	5,173
Stock-based compensation	463	-
Other reserves	1,357	1,346

	6,565	29,552

Valuation allowance (1)	-	(29,552)

Net deferred tax assets	$6,565	$-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-         INCOME TAXES (Cont.)

(1)
ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated the net deferred tax assets for each separate tax entity. As of June 30, 2015, the Company concluded that it is not more likely than not that the net deferred tax assets will be realized and a full valuation allowance has been recorded against these assets. The Company's estimate of future book-taxable income considers available evidence, both positive and negative, about its operating businesses and investments, including an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that the Company estimated it would have available net operating loss carryforwards.

During the second fiscal quarter of 2016, the Company determined that the positive evidence outweighs the negative evidence for deferred tax assets and concluded that these deferred tax assets are realizable on a "more likely than not" basis. This determination was mainly due to expected future results of positive operations and earnings history.

NOTE 11:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares of common stock related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock and common stock, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect, was 19,418 and 29,015,225 for the six months ended December 31, 2015 (unaudited) and 2014 (unaudited), respectively.

Basic and diluted earnings per share is presented in conformity with the two-class method for participating securities for the periods prior to their conversion. Under this method, the earnings per share for each class of shares are calculated assuming 100% of the Company's earnings are distributed as dividends to each class of shares based on their contractual rights.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net earnings per share for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Numerator:
Net income	24,105	3,375	38,537	5,895
Dividends accumulated for the period	-	(3,375)	-	(5,895)
Net income available to holders of common stock	24,105	-	38,537	-

Denominator:
Shares used in computing net earnings per share of common stock, basic	39,511,967	2,815,694	39,406,797	2,814,188

Numerator:
Net income	24,105	3,375	38,537	5,895
Dividends accumulated for the period	-	(3,375)	-	(5,895)
Net income available to holders of common stock	24,105	-	38,537	-

Denominator:
Shares used in computing net earnings per share of common stock, diluted	44,007,348	2,815,694	44,231,660	2,814,188

NOTE 12:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.	For the three month period ended December 31, 2015 (unaudited), the Company had three major customers that accounted for approximately 36.9% of its consolidated revenues.

For the six month period ended December 31, 2015 (unaudited), the Company had two major customers that accounted for approximately 25.3% of its consolidated revenues.

For the year ended June 30, 2015, the Company had one major customer that accounted for 24.6% of its consolidated revenues.

b.
As of December 31, 2015 (unaudited), three customers accounted for 39.5% of the Company’s net accounts receivable and as of June 30, 2015, one customer accounted for 30.0% of the Company’s net accounts receivable.

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

As of December 31, 2015, we have shipped approximately 9.6 million power optimizers and 403,000 inverters. Approximately 179,500 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of December 31, 2015, we have shipped approximately 2.5 GW of our DC optimized inverter systems. Our products are sold in approximately 42 countries, and are installed in solar PV systems in 91 countries.

As of December 31, 2015, approximately 11,950 indirect customers had registered with us through our cloud-based monitoring platform.

Our revenues for the six months ended December 31, 2014 and 2015 were $140.3 million and $239.9 million, respectively. Gross margins were 21.3% and 30.1% for the six months ended December 31, 2014 and 2015, respectively. Net income was $5.9 million and $38.5 million for the six months ended December 31, 2014 and 2015, respectively.

Recent Developments

        In January 2016, we announced the commercial availability of our StorEdge solution.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Inverters shipped	59,080	35,696	113,275	67,576
Power optimizers shipped	1,373,407	785,730	2,833,684	1,449,580
Megawatts shipped (1)	416	213	771	389

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues	$124,832	$73,290	$239,886	$140,259
Cost of revenues	86,250	57,509	167,777	110,448
Gross profit	38,582	15,781	72,109	29,811
Operating expenses:
Research and development, net	8,299	4,768	15,290	9,827
Sales and marketing	8,833	5,658	17,077	11,119
General and administrative	2,188	1,121	5,606	2,280
Total operating expenses	19,320	11,547	37,973	23,226
Operating income	19,262	4,234	34,136	6,585
Financial income (expenses), net	(959)	(458)	(1,031)	58
Income before taxes on income	18,303	3,776	33,105	6,643
Taxes on income (tax benefit)	(5,802)	401	(5,432)	748
Net income	$24,105	$3,375	$38,537	$5,895

Comparison of the Three Months Ended December 31, 2015 and 2014

Revenues

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Revenues	$124,832	$73,290	$51,542	70.3%

Revenues increased by $51.5 million, or 70.3%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily due to an increase in the number of systems sold in the U.S. market and certain countries in Europe. The number of power optimizers sold increased by approximately 0.6 million units, or 83.1%, from approximately 0.8 million units in the three months ended December, 2014 to approximately 1.4 million units in the three months ended December 31, 2015. The number of inverters sold increased by approximately 27,700 units, or 79.2%, from approximately 34,900 units in the three months ended December 31, 2014 to approximately 62,600 units in the three months ended Decemeber 31, 2015. Our blended average selling price per watt for units shipped decreased by $0.058, or 16.5%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily due to (i) increased volumes of commercial products that are characterized by lower average selling prices per watt; (ii) a change in our geographic mix, specifically in sales to Europe where the devaluation of the Euro against the US Dollar in calendar 2015 reduced our average selling price when translated into U.S. Dollars; and (iii) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Cost of revenues	$86,250	$57,509	$28,741	50.0%
Gross profit	$38,582	$15,781	$22,801	144.5%

Cost of revenues increased by $28.7 million, or 50.0%, in the three months ended December 31, 2015 as compared to the three months ended Decemeber 31, 2014, primarily due to (i) an increase in the volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; and (iii) increased warranty expenses and warranty accruals associated with the increase in our install base. These increases were offset by reductions of shiping costs associated with the minimal use of air freight. Gross profit as a percentage of revenue increased from 21.5% in the three months ended December 31, 2014 to 30.9% in the three months ended December 31, 2015, primarily due to reductions in per unit product costs, an increased portion of ocean freight shipments and a reduction in air shipments, lower costs associated with our warranty and warranty provisions as a percentage of revenue, and general economies of scale in our personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Research and development, net	$8,299	$4,768	$3,531	74.1%

Research and development, net increased by $3.5 million, or 74.1%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily due to an increase in personnel related costs of $2.0 million from higher  headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to the market. In addition, other overhead costs, the use of of external consulatants and sub-contractors, increased expenses associated with patent applications and maintaining our IP protfolio, materials consumption and travel expenses increased by $0.9 million. In addition we recorded $0.6 million less grant from the Office of the Chief Scientist of Israel in the three months ended Decemeber 31, 2015 as compared to the three months ended December, 2014.

Sales and Marketing

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$8,833	$5,658	$3,175	56.1%

Sales and marketing expenses increased by $3.2 million, or 56.1%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily due to an increase in personnel related costs of $2.6 million due to an increase in headcount associated with supporting our growth in the U.S. and Europe. In addition, expenses related to trade shows and marketing activities and expenses associated with our worldwide sales offices, travel and other overhead costs increased by $0.6 million in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

General and Administrative

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$2,188	$1,121	$1,067	95.2%

General and administrative expenses increased by $1.1 million, or 95.2%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily due to an increase in personnel costs of $1.0 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required of a growing public company and (ii) increased expenses related to equity-based compensation, changes in management compensation and growth  in vacation accruals, which resulted from changes in compensation. In addition, costs related to being a public company and costs related to accounting, tax, legal and information systems consulting increased by $0.4 million and $0.2 million, respectively, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, offset by  the reversal of an accrual for doubtful debts of $0.5 million in the three months ended December 31, 2015 resulting from collection of an overdue customer debt.

Financial Expenses

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Financial expenses	$959	$458	$501	109.4%

Financial expenses increased by $0.5 million or 109.4%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily due to $0.2 million generated from foreign exchange fluctuations in the three months ended December 31, 2014 compared to $0.9 million in expenses from foreign exchange fluctuations in the three months ended December 31, 2015. This was offset by a decrease of $0.3 million of interest expenses from the full repayment of our borrowings under our revolving line of credit and payment of interest on other long term debt and a decrease of $0.3 million expenses related to remeasurement of certain warrants granted to a lender in relation to long term debt in the three months ended December 31, 2014 as compared to the three months ended December 31, 2015 due to full exercise of the warrants.

Taxes on Income (tax benefit)

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Taxes on income (tax benefit)	$(5,802)	$401	$(6,203)	N/A

Tax benefits were $5.8 million in the three months ended December 31, 2015 compared to taxes on income of $0.4 million in the three months ended December 31, 2014, primarily due to the establishment of a $6.5 million deferred tax asset for the first time in the three months ended December 31, 2015 and an increase of $0.3 million in the current tax expenses for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Net Income

	Three Months Ended December 31,		Three Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Net income	$24,105	$3,375	$20,730	614.2%

As a result of the factors discussed above, net income increased by $20.7 million, or 614.2%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Comparison of the Six Months Ended December 31, 2015 and 2014

Revenues

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Revenues	$239,886	$140,259	$99,627	71.0%

Revenues increased by $99.6 million, or 71.0%, for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, primarily due to an increase in the number of systems sold in the U.S. market and certain countries in Europe. The number of power optimizers sold increased by approximately 1.3 million units, or 90.6%, from approximately 1.5 million units in the six months ended December 31, 2014 to approximately 2.8 million units in the six months ended December 31, 2015. The number of inverters sold increased by approximately 45,000 units, or 66.8%, from approximately 67,400 units in the six months ended December 31, 2014 to approximately 112,400 units in the six months ended Decemeber 31, 2015. Our blended average selling price per watt for units shipped decreased by $0.048, or 13.4%, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, primarily due to (i) increased volumes of commercial products that are characterized by lower average selling prices per watt; (ii) a change in our geographic mix, specifically in sales to Europe where the devaluation of the Euro against the US Dollar in calendar 2015 reduced our US Dollar translated average selling price; and (iii) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Cost of revenues	$167,777	$110,448	$57,329	51.9%
Gross profit	$72,109	$29,811	$42,298	141.9%

Cost of revenues increased by $57.3 million, or 51.9%, in the six months ended December 31, 2015 as compared to the six months ended Decemeber 31, 2014, primarily due to (i) an increase in product costs and logistics costs associated with the increased volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; and (iii) increased warranty expenses and warranty accruals. These increases were offset by reductions of shipping costs associated with the minimal use of air freight. Gross profit as a percentage of revenue increased from 21.3% in the six months ended December 31, 2014 to 30.1% in the six months ended December 31, 2015, primarily due to cost reductions in per unit product costs, an increased portion of ocean freight shipments in comparison to air shipments, lower costs per product replacement associated with our warranty and warranty provisions, and general economies of scale in our personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Research and development, net	$15,290	$9,827	$5,463	55.6%

Research and development, net increased by $5.5 million, or 55.6%, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, primarily due to an increase in personnel related costs of $3.5 million triggered by increased headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to the market. In addition, other directly related overhead costs, material consumption, use of contractors and subcontractors and travel expenses, depreciation of lab equipment increased by $0.4 million, $0.3 million and $0.5 million, respectively, and we recorded $0.8 million less grant from the Office of the Chief Scientist of Israel in the six months ended Decemeber 31, 2015 as compared to the six months ended December, 2014.

Sales and Marketing

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Sales and marketing	$17,077	$11,119	$5,958	53.6%

Sales and marketing expenses increased by $6.0 million, or 53.6%, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, primarily due to an increase in personnel related costs of $4.6 million resulting from an increase in headcount supporting our growth in the U.S. and Europe. In addition, expenses related to travel, other directly related overhead costs, trade shows and marketing activities and expenses associated with our worldwide sales offices increased by $0.4 million, $0.3 million, $0.3 million and $0.4 million, respectively, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

General and Administrative

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
General and administrative	$5,606	$2,280	$3,326	145.9%

General and administrative expenses increased by $3.3 million, or 145.9%, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, primarily due to an increase in personnel costs of $1.9 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required of a growing public company and (ii) increased expenses related to equity-based compensation, changes in management compensation and growth in vacation accruals, which resulted from changes in compensation. In addition, costs related to being a public company, accounting, tax, legal and information systems consulting and other directly related overhead costs, travels and accrual to doubtful debt increased by $0.7 million, $0.4 million and $0.3 million, respectively, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

Financial income (expenses), net

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Financial income (expenses), net	$(1,031)	$58	$1,089	N/A

Financial expenses were $1.0 million in the six months ended December 31, 2015 compared to financial income of $0.1 million in the six months ended December 31, 2014. The decrease is primarily due to $1.3 million generated from foreign exchange fluctuations in the six months ended December 31, 2014 compared to $0.9 million expenses from foreign exchange fluctuations in the six months ended December 31, 2015. This was offset by a decrease of $0.8 million of interest expenses from the full repayment of our borrowings under our revolving line of credit and interest on other long term debt and a decrease of $0.3 million in expenses related to remeasurement of certain warrants granted to a lender in relation to long term debt in the six months ended December 31, 2014 as compared to the six months ended December 31, 2015, due to the full exercise of the warrants.

Taxes on Income (tax benefit)

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Taxes on income (tax benefit)	$(5,432)	$748	$(6,180)	N/A

Tax benefit was $5.4 million in the six months ended December 31, 2015 compared to taxes on income of $0.1 million in the six months ended December 31, 2014, primarily due to the establishment of a $6.5 million deferred tax asset for the first time in the six months ended December 31,2015 and an increase of $0.3 million in the current tax expenses in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

Net Income

	Six Months Ended December 31,		Six Months Ended December 31, 2014 to 2015
	2015	2014	Change
	(Dollars in thousands)
Net income	$38,537	$5,895	$32,642	553.7%

As a result of the factors discussed above, net income increased by $32.6 million, or 553.7%, in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net cash provided by operating activities	$13,104	$9,667	$19,050	$9,409
Net cash used in investing activities	(55,069)	(4,011)	(59,037)	(4,971)
Net cash provided by (used in) financing activities	1,455	(16,551)	1,472	9,657
Increase (decrease) in cash and cash equivalents	$(40,510)	$(10,895)	$(38,515)	$14,095

As of December 31, 2015, our cash and cash equivalents were $106.2 million. This amount does not include $52.4 million invested in available for sale marketable securities and $3.4 million of restricted cash (primarily held to secure letters of credit to vendors and bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses paid by us. We maintain the net proceeds received from our initial public offering as well as cash provided by operating activites in cash and cash equivalents and available-for-sale marketable securities. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering and available borrowings under our currently undrawn revolving credit line with SVB as further described below, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the six months ended December 31, 2015, cash provided by operating activities was $19.1 million derived mainly from a net income of $38.5 million that included $5.7 million of non-cash expenses. An increase of $9.0 million in warranty obligations, $6.1 million accruals for employees and $3.5 million in deferred revenues and a decrease of $6.5 million in prepaid expenses and other receivables was offset by an increase of $13.4 million in inventories, $11.3 million in trade receivables, $6.5 million in deferred tax assets and a decrease of $19.0 million in trade payables and other accounts payable.

            For the six months ended December 31, 2014, cash provided by operating activities was $9.4 million mainly due to net income of $5.9 million, which included $1.5 million of non-cash expenses. An increase of $32.9 million in trade payables, accruals for employees and other accounts payable, $6.1 million in warranty obligations and $1.7 million in deferred revenues was offset by an increase of $22.1 million in inventories, $10.7 million in prepaid expenses and other receivables and $5.9 million in trade receivables.

Investing Activities

During the six months ended December 31, 2015, net cash used in investing activities was $59.0 million, of which $52.9 million were invested in available-for-sale marketable securities, $5.6 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements and $0.8 million related to intangible assets investment. This was offset by a $0.3 million repayment of a security deposits held to secure our previous office lease payments.

During the six months ended December 31, 2014, net cash used in investing activities was $5.0 million, of which $3.1 million related to capital investments in laboratory equipment, end of line testing equipment and manufacturing tools and $1.9 million related to security deposits held to secure letters of credit to vendors and bank guarantees securing office lease payments.

 Financing Activities

For the six months ended December 31, 2015, net cash provided by financing activities was $1.5 million, all attributed to cash received from the exercise of employee and non-employee stock options.

For the six months ended December 31, 2014, net cash provided by financing activities was $9.7 million, of which $24.9 million was net proceeds from our Series E convertible preferred stock issuance and $6.0 million was from short-term borrowings under our revolving line of credit with SVB, offset by $19.3 million of repayment of the revolving line of credit with SVB, $1.6 million of repayment of the Kreos term loan and $0.3 million of expenses related to our initial public offering.

Debt Obligations

Revolving Line of Credit

In February 2015, we amended and restated a revolving line of credit agreement with Silicon Valley Bank (“SVB”), which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of December 31, 2015 we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

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

Foreign Currency Exchange Risk

Approximately 22.6% and 24.7% of our revenues for the six months ended December 31, 2015 and 2014, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the six months ended December 31, 2015, between the Euro and the U.S. dollar would increase or decrease our net income by $4.2 million for the six months ended December 31, 2015. A hypothetical 10% change in foreign currency exchange rates during the six months ended December 31, 2015, between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $0.9 million for the six months ended December 31, 2015.

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

We had cash and cash equivalents of $106.2 million and available-for-sale marketable securities with an estimated fair value of $52.4 million on December 31, 2015, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. dollar-denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of December 31, 2015, three major customers accounted for approximately 39.5% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

ITEM 4 CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We maintain the funds received in cash and cash equivalents and available-for sale marketable securitties. Our principal uses of these proceeds from the initial public offering is general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, (iii) any of the Company’s affiliates, or (iv) others.

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

Date: Fabuary 8, 2016	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: Fabuary 8, 2016	/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)