Form 10-Q
period 2016-03-31
SolarEdge Technologies Inc
filed 2016-05-10
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐   No ☒

As of  May 1, 2016, there were 40,730,849 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	June 30,
	2016	2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,070	$144,750
Restricted cash	944	3,639
Marketable Securities	44,059	-
Trade receivables, net	56,145	35,428
Prepaid expenses and other accounts receivable	18,613	32,645
Inventories	85,514	73,950

Total current assets	289,345	290,412

PROPERTY AND EQUIPMENT, NET	26,213	14,717

LONG-TERM ASSETS:
Long-term marketable securities	43,151	-
Long-term prepaid expenses and lease deposits	440	529
Deferred tax assets, net	6,486	-
Intangible assets, net	737	-
	50,814	529

Total assets	$366,372	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	June 30,
	2016	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$45,138	$80,684
Employees and payroll accruals	12,358	6,814
Warranty obligations	13,510	9,431
Deferred revenues	2,642	1,676
Accrued expenses and other accounts payable	7,797	6,987

Total current liabilities	81,445	105,592

LONG-TERM LIABILITIES
Warranty obligations	33,149	22,448
Deferred revenues	13,266	8,289
Lease incentive obligation	2,265	2,385

Total long-term liabilities	48,680	33,122

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2016 (unaudited) and June 30, 2015; issued and outstanding: 40,684,496 and 39,297,539 shares as of March 31, 2016 (unaudited) and June 30, 2015, respectively.	4	4
Additional paid-in capital	296,480	287,152
Accumulated other comprehensive income (loss)	417	(222)
Accumulated deficit	(60,654)	(119,990)

Total stockholders’ equity	236,247	166,944

Total liabilities and stockholders’ equity	$366,372	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	Unaudited		Unaudited

Revenues	$125,205	$86,399	$365,091	$226,658
Cost of revenues	84,471	62,698	252,248	173,146

Gross profit	40,734	23,701	112,843	53,512

Operating expenses:

Research and development, net	8,709	5,490	23,999	15,317
Sales and marketing	8,826	6,422	25,903	17,541
General and administrative	3,460	1,990	9,066	4,270

Total operating expenses	20,995	13,902	58,968	37,128

Operating income	19,739	9,799	53,875	16,384

Financial income (expenses), net	2,029	(3,436)	998	(3,378)

Income before taxes on income	21,768	6,363	54,873	13,006

Taxes on income (tax benefit)	969	398	(4,463)	1,146

Net income	$20,799	$5,965	$59,336	$11,860

Net basic earnings per share of common stock	$0.52	$0.01	$1.49	$0.02

Net diluted earnings per share of common stock	$0.47	$0.01	$1.34	$0.01

Weighted average number of shares used in computing net basic earnings per share of common stock	40,362,093	2,822,893	39,725,227	2,817,090

Weighted average number of shares used in computing net diluted earnings per share of common stock	44,577,901	7,099,046	44,347,071	5,534,903

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	Unaudited		Unaudited

Net income	$20,799	$5,965	$59,336	$11,860

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized losses, net of tax benefit	87	-	6	-
Reclassification adjustments for losses included in net income	1	-	1	-
Net change	88	-	7	-

Cash flow hedges:
Changes in unrealized gains, net of tax expense	668	-	745	-
Reclassification adjustments for gains, net of tax expense included in net income	(33)	-	(35)	-
Net change	635	-	710	-

Foreign currency translation adjustments, net	(13)	(102)	(78)	(202)

Other comprehensive income (loss)	710	(102)	639	(202)

Comprehensive income	$21,509	$5,863	$59,975	$11,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended March 31,
	2016	2015
	Unaudited
Cash flows provided by (used in) operating activities:
Net income	$59,336	$11,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,601	1,647
Amortization of intangible assets	63	-
Amortization of premiums on available-for-sale marketable securities	209	-
Stock-based compensation related to employees and non-employees consultants stock options	6,689	1,750
Financial income, net related to term loan	-	(992)
Remeasurement of warrants to purchase preferred and common stock	-	2,065

Changes in assets and liabilities:
Inventories	(11,446)	(39,071)
Prepaid expenses and other accounts receivable	13,186	(12,198)
Trade receivables, net	(20,681)	(25,993)
Deferred tax assets, net	(6,627)	-
Trade payables	(35,554)	39,604
Employees and payroll accruals	5,517	883
Warranty obligations	14,780	9,718
Deferred revenues	5,942	2,116
Accrued expenses and other accounts payable	497	2,733
Lease incentive obligation	(120)	2,243

Net cash provided by (used in) operating activities	34,392	(3,635)

Cash flows used in investing activities:
Purchase of property and equipment	(11,545)	(8,254)
Purchase of intangible assets	(800)	-
Decrease (increase) in restricted cash	2,695	(1,973)
Decrease (increase) in short and long-term lease deposits	23	(24)
Purchases of available-for-sale marketable securities	(88,883)	-
Maturities of available-for-sale marketable securities	1,000	-

Net cash used in investing activities	(97,510)	(10,251)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Nine months ended March 31,
	2016	2015
	Unaudited
Cash flows from financing activities:
Proceeds from short-term bank loans	-	23,000
Repayments of short term loan	-	(36,326)
Repayments of term loan	-	(5,919)
Proceeds from issuance of stock	-	24,712
Proceeds from IPO, net	-	133,944
Proceeds from exercise of employees and non-employees consultants stock options	2,639	46

Net cash provided by financing activities	2,639	139,457

Increase (decrease) in cash and cash equivalents	(60,479)	125,571
Cash and cash equivalents at the beginning of the period	144,750	9,754
Erosion due to exchange rate differences	(201)	(121)

Cash and cash equivalents at the end of the period	$84,070	$135,204

Supplemental disclosure of non-cash financing activities:
Issuance expenses not paid in cash	-	$2,489

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) and (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners, as applicable, to monitor and manage the solar PV systems. The Company operates its business itself and through its wholly-owned subsidiaries: SolarEdge Technologies Ltd. in Israel; SolarEdge Technologies GmbH in Germany; SolarEdge Technologies (China) Co., Ltd in China; SolarEdge Technologies (Australia) PTY Ltd. in Australia; SolarEdge Technologies (Canada) Ltd. in Canada; SolarEdge Technologies (Holland) B.V. in the Netherlands; SolarEdge Technologies (UK) Ltd in United Kingdom; SolarEdge Technologies (Japan) Co., Ltd. in Japan, SolarEdge Technologies (France) SARL in France, SolarEdge Technologies Italy S.R.L. in Italy and SolarEdge Technologies (Bulgaria) Ltd. in Bulgaria (collectively, the “subsidiaries”). Except for SolarEdge Technologies Ltd in Israel, which carries out the research and development, management of manufacturing, global sales and support and management activities, the other subsidiaries are engaged solely in selling, marketing and support activities.  The Company was incorporated in Delaware in August 2006 and began commercial sale of its products in January 2010.

b.
Recent accounting pronouncements:

Inventory:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued “ASU 2015-11, Inventory (Topic 330), simplifying the Measurement of Inventory”, which changes the measurement principles for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that required entities to consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2015-11 on its consolidated financial position, consolidated results of operations, and consolidated cash flows

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

Deferred Taxes:

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which will require that the presentation of deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted this guidance effective December 31, 2015. The adoption only impacted the presentation in its consolidated financial statements and related disclosure. No prior periods were retroactively adjusted.

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

Two vendors collectively account for 72% (unaudited) and 79% of the Company’s total trade payables as of March 31, 2016 (unaudited) and June 30, 2015, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

f.
Marketable Securities:

Marketable securities consist of corporate and governmental bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt and Equity Securities”, the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income (expenses), net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income (expenses), net. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before it recovers in value, the Company must estimate the net present value of cash flows expected to be collected. If the amortized cost exceeds the net present value of cash flows, such excess is considered a credit loss and an other-than-temporary impairment has occurred.  For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities during the nine months ended on March 31, 2016.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekel (“NIS”), during the three and nine months ended March 31, 2016, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges of these expenses.

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

As of March 31, 2016, the Company entered into forward contracts and put and call options to sell U.S. dollars and Euros in the amount of $19,547 and €2,500,000, respectively. These hedging contracts do not contain any credit-risk-related contingency features. See Note 6 for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities as of March 31, 2016 was $854 and $5, respectively which was recorded in other accounts receivable and prepaid expenses in the consolidated balance sheets.

The amount recorded as gain in the cost of revenues expenses under the consolidated statements of operations for the three and the nine months ended March 31, 2016 (unaudited) resulted from the above referenced hedging transactions was $8.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The amount recorded as gain in the research and development, net expenses under the consolidated statements of operations for the three and the nine months ended March 31, 2016 (unaudited) resulted from the above referenced hedging transactions was $18.

The amount recorded as gain in the sales and marketing expenses under the consolidated statements of operations for the three and the nine months ended March 31, 2016 (unaudited) resulted from the above referenced hedging transactions was $11.

The amount recorded as gain in the general and administrative expenses under the consolidated statements of operations for the three and the nine months ended March 31, 2016 (unaudited) resulted from the above referenced hedging transactions was $3 and $6, respectively.

The fair value of the outstanding derivative instruments as of March 31, 2016 (unaudited) and June 30, 2015 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2016 (unaudited)	As of June 30, 2015
Derivative Assets
Foreign exchange forward contracts and put and call options	Prepaid expenses and other accounts receivable (*)	849	859

Total		849	859

(*) Estimated to be reclassified into earnings until December 31, 2016.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and the nine months ended March 31, 2016 and 2015 is summarized below:

	Gains on Derivatives Recognized in OCI		Gains on Derivatives Recognized in OCI
	for the three months ended		for the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Foreign exchange forward contracts and put and call options	668	-	745	-

	Gains Reclassified from OCI into Income		Gains Reclassified from OCI into Income
	for the three months ended		for the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Foreign exchange forward contracts and put and call options	33	-	35	-

h.	Intangible assets:

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

Amortization expenses for the three and the nine months ended March 31, 2016 (unaudited) were $21 and $63, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

i.	Accumulated other comprehensive income (loss):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended March 31, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	(81)	75	(287)	(293)
Other comprehensive income (loss) before reclassifications	87	668	(13)	742
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(33)	-	(32)
Net current period other comprehensive income (loss)	88	635	(13)	710

Ending balance	7	710	(300)	417

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the nine months ended March 31, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	-	-	(222)	(222)
Other comprehensive income (loss) before reclassifications	6	745	(78)	673
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(35)	-	(34)
Net current period other comprehensive income (loss)	7	710	(78)	639

Ending balance	7	710	(300)	417

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at March 31, 2016 (unaudited):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate bonds	$82,183	$55	$36	$82,202
Governmental bonds	$5,015	$3	$10	$5,008

	$87,198	$58	$46	$87,210

As of June 30, 2015, the Company had no investments in marketable securities.

The amortized cost of available-for-sale marketable securities at March 31, 2016, by contractual maturities, is shown below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Due in one year or less	$44,050	$21	$12	$44,059
Due after one year to two years	$43,148	$37	$34	$43,151

	$87,198	$58	$46	$87,210

As of March 31, 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

As of March 31, 2016 (unaudited), there was 32 securities in a loss position.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2016 (unaudited) amounted to $40,147, while the unrealized losses for these marketable securities amounted to $46.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	INVENTORIES

	March 31, 2016	June 30, 2015
	(unaudited)

Raw materials	$10,639	$14,405
Finished goods	74,875	59,545

	$85,514	$73,950

NOTE 4:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine months ended March 31,
	2016	2015
	(unaudited)

Balance, at beginning of period	$31,879	$18,181
Additions and adjustments to cost of revenues	21,250	13,456
Usage and current warranty expenses	(6,470)	(3,738)

Balance, at end of period	46,659	27,899
Less current portion	13,510	7,661

Long term portion	$33,149	$20,238

NOTE 5:-	REVOLVING CREDIT LINE

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

As of March 31, 2016 (unaudited) and June 30, 2015, the Company was in compliance with all applicable covenants in the amended and restated agreement.

As of March 31, 2016 (unaudited), the Company had no outstanding borrowings pursuant to this revolving line of credit.

NOTE 6:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the nine months ended March 31, 2016.

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2016 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	March 31, 2016 (unaudited)	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$17,520	$17,520	-	-

Derivative instruments asset	$849	-	$849	-

Short-term marketable securities:
Corporate bonds	$43,055	-	$43,055	-
Governmental bonds	$1,004	-	$1,004	-

Long-term marketable securities:
Corporate bonds	$39,147	-	$39,147	-
Governmental bonds	$4,004	-	$4,004	-

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2015 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2015	Level 1	Level 2	Level 3

Derivative instruments asset	$859	-	$859	-

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on Mach 31, 2016 due to the short-term maturity of these instruments.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	LEASE INCENTIVE OBLIGATION

The Company has an operating lease agreement for a building in Herziliya, Israel. In connection with this lease, the Company and its third party lessor (the "Lessor"), agreed that the Lessor would reimburse approximately $2,938 for certain leasehold improvements made by the Company.

As of March 31, 2016 (unaudited), the Company received in cash $2,917 from the Lessor in connection with such leasehold improvements. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense. As of March 31, 2016, the net amortized amount of lease incentive obligation recorded under long-term liabilities is $2,265.

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next nine years, with the last ending in December 2024.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises that are in effect as of March 31, 2016 (unaudited), are as follows:

Year ended June 30,	(unaudited)

2016	598
2017	2,252
2018	2,148
2019	2,003
2020 and thereafter	8,707

15,708

Rent expenses for the nine months ended March 31, 2016 (unaudited) and 2015 (unaudited) were approximately $1,653 and $1,222, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

b.	Guarantees:

As of March 31, 2016 (unaudited), contingent liabilities exist regarding guarantees in the amount of $631, $53 and $85 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

c.	Royalty and Governmental commitments:

As of March 31, 2016 (unaudited), the aggregate contingent liability to the Binational Industrial Research and Development Foundation (BIRD-F) amounted to approximately $1,132 which would be payable by the Company if it ever did generate revenues from such project.

As of March 31, 2016 (unaudited), the aggregate contingent liability to the Office of the Chief Scientist (the OCS) amounted to $782.

d.	Contractual purchase obligations:

The Company has contractual obligations to purchase certain goods and raw materials. These contractual purchase obligations relate to certain inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers and suppliers, which cannot be canceled without penalty. The Company utilizes third parties to manufacture its products. In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of March 31, 2016 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $84,275, of which the Company already recorded a provision for loss in the amount of $1,860.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

b.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	40,684,496	39,297,539

c.	Stock Incentive plans:

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

As of March 31, 2016 (unaudited), a total of 3,827,117 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

As of March 31, 2016 (unaudited), an aggregate of 2,731,852 shares of common stock are available for future grant under the 2015 Plan.

d.	Options granted to employees and members of the board of directors:

A summary of the activity in the options granted to employees and members of the board of directors for the nine months ended March 31, 2016 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	value

Outstanding as of July 1, 2015	6,034,782	3.14	7.06	200,438
Granted	228,800	25.09
Exercised	(1,230,923)	2.05
Forfeited or expired	(46,971)	3.86
Outstanding as of March 31, 2016	4,985,688	4.41	6.75	103,375

Vested and expected to vest as of March 31, 2016	4,798,492	4.33	6.73	99,877

Exercisable as of March 31, 2016	3,099,118	2.88	5.65	68,974

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the nine months ended on March 31, 2016 (unaudited) was $27,602.

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended March 31, 2016 (unaudited) was $25.09.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

The options outstanding as of March 31, 2016 (unaudited) have been separated into exercise price ranges as follows:

		Weighted	Options	Weighted
	Outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	March 31,	contractual	March 31,	contractual
price	2016	life in years	2016	life in years

$0.87 - $1.50	770,940	2.89	770,940	2.89
$1.68 - $2.46	1,465,040	5.49	1,408,292	5.46
$3.03 - $3.96	542,018	7.53	279,270	7.24
$5.01	1,945,562	8.66	602,296	8.66
$9.36	33,328	8.84	9,720	8.84
$25.09	228,800	9.39	28,600	9.39

	4,985,688	6.75	3,099,118	5.65

e.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the nine months ended March 31, 2016 (unaudited), is as follows:

	No. of Options	Weighted average grant date fair value
Unvested as of July 1, 2015	67,440	25.09
Granted	807,656	24.45
Vested	(112,591)	24.57
Forfeited	(40,965)	24.07
Unvested as of March 31, 2016	721,540	24.38

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

f.	Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to non-employee consultants as of March 31, 2016 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	March 31,	Exercise	March 31,	Exercisable
date	2016	price	2016	through

July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	5,166	2.46	4,333	October 24, 2022
January 23, 2013	3,333	3.03	2,778	January 23, 2023
January 27, 2014	4,698	3.51	2,226	January 27, 2024
May 1, 2014	6,000	3.51	3,167	May 1, 2024
September 17, 2014	10,830	3.96	4,790	September 17, 2024
October 29, 2014	5,788	5.01	1,010	October 29, 2024
August 19, 2015	28,167	0.00	-
November 8, 2015	4,167	0.00	-

	101,482		51,637

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50. In connection with the grant of options and RSUs to non-employee consultants, the Company recorded stock compensation expenses in the three months ended March 31, 2016 (unaudited) and 2015 (unaudited) in the amounts $91, and $228, respectively, and stock compensation expenses in the nine months ended March 31, 2016 and 2015 in the amounts $464 and $331, respectively

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to options and RSUs granted to employees and non-employees in the consolidated statement of operations for the three and six months ended on March 31, 2016 (unaudited) and 2015 (unaudited), as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015

Cost of revenues	$246	$140	$635	$254
Research and development	724	183	1,637	449
Selling and marketing	842	292	2,207	545
General and administrative	819	355	2,210	502

Total stock-based compensation expense	$2,631	$970	$6,689	$1,750

As of March 31, 2016 (unaudited), there was a total unrecognized compensation expense of $26,384 related to non-vested equity-based compensation arrangements granted under the Company’s plans. These expenses are expected to be recognized during the period from April 1, 2016 through February 29, 2020.

NOTE 10:-	INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	Unaudited		Unaudited

Current year taxes	$1,069	$398	$2,380	$1,146
Previous year taxes	-	-	(216)	-
Deferred tax expense (income)	(100)	-	(6,627)	-

Taxes on income (tax benefit)	$969	$398	$(4,463)	$1,146

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

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 31,	June 30,
	2016	2015
	(Unaudited)

Assets in respect of:

Carryforward tax losses	$-	$23,033
Research and Development carryforward expenses- temporary differences	4,488	5,173
Stock-based compensation	548	-
Other reserves	1,450	1,346

	6,486	29,552

Valuation allowance (1)	-	(29,552)

Net deferred tax assets	$6,486	$-

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

The total weighted average number of shares of common stock related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock and common stock, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect, was 0 and 28,351,707 for the three months ended March 31, 2016 (unaudited) and 2015 (unaudited), respectively and 12,945 and 27,378,784 for the nine months ended March 31, 2016 (unaudited) and 2015 (unaudited), respectively

Basic and diluted earnings per share is presented in conformity with the two-class method for participating securities for the periods prior to their conversion. Under this method, the earnings per share for each class of shares are calculated assuming 100% of the Company's earnings are distributed as dividends to each class of shares based on their contractual rights.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net earnings per share for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Numerator:
Net income	20,799	5,965	59,336	11,860
Dividends accumulated for the period	-	(5,923)	-	(11,817)
Net income available to holders of common stock	20,799	42	59,336	43

Denominator:
Shares used in computing net earnings per share of common stock, basic	40,362,093	2,822,893	39,725,227	2,817,090

Numerator:
Net income	20,799	5,965	59,336	11,860
Dividends accumulated for the period	-	(5,872)	-	(11,782)
Net income available to holders of common stock	20,799	93	59,336	78

Denominator:
Shares used in computing net earnings per share of common stock, diluted	44,577,901	7,099,046	44,347,071	5,534,903

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.	For the three month period ended March 31, 2016 (unaudited), the Company had two major customers that accounted for approximately 26.7% of its consolidated revenues.

For the nine month period ended March 31, 2016 (unaudited), the Company had three major customers that accounted for approximately 34.9% of its consolidated revenues.

For the year ended June 30, 2015, the Company had one major customer that accounted for 24.6% of its consolidated revenues.

b.
As of March 31, 2016 (unaudited), three customers accounted for 38.5% of the Company’s net accounts receivable and as of June 30, 2015, one customer accounted for 30.0% of the Company’s net accounts receivable.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates or projections beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our history of losses and limited period of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar PV system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer’s financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to successfully introduce new products and services;

•	our ability to raise additional capital on favorable terms or at all;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets; and

•	the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar photovoltaic (“PV”) system. Our direct current (“DC”) optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our systems allow for superior power harvesting and module management by deploying power optimizers at each PV module while maintaining a competitive system cost by using a simplified DC AC inverter. Our systems are monitored through our cloud-based monitoring platform that enables lower system operating and maintenance (“O&M”) costs. We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

As of March 31, 2016, we have shipped approximately 11.0 million power optimizers and 455,000 inverters. Approximately 231,639 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of March 31, 2016, we have shipped approximately 2.9 GW of our DC optimized inverter systems. Our products are sold in approximately 42 countries, and are installed in solar PV systems in 91 countries.

As of March 31, 2016, approximately 13,099 indirect customers had registered with us through our cloud-based monitoring platform.

Our revenues for the nine months ended March 31, 2015 and 2016 were $226.7 million and $365.1 million, respectively. Gross margin was 23.6% and 30.9% for the nine months ended March 31, 2015 and 2016, respectively. Net income was $11.9 million and $59.3 million for the nine months ended March 31, 2015 and 2016, respectively.

Recent Developments

In January 2016, we announced the commercial availability of our StorEdgeTM solutions.  Our StorEdgeTM solution allows homeowners to maximimze self-consumption and to enable independence, by storing unusued PV power in a battery and allowing such power to be used by the homeowner when needed.  The StorEdgeTM solution is based on a single inverter for both PV power generation and storage.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Inverters shipped	52,333	38,630	165,608	106,206
Power optimizers shipped	1,417,469	945,586	4,251,153	2,395,166
Megawatts shipped (1)	416	248	1,188	637

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenues	$125,205	$86,399	$365,091	$226,658
Cost of revenues	84,471	62,698	252,248	173,146
Gross profit	40,734	23,701	112,843	53,512
Operating expenses:
Research and development, net	8,709	5,490	23,999	15,317
Sales and marketing	8,826	6,422	25,903	17,541
General and administrative	3,460	1,990	9,066	4,270
Total operating expenses	20,995	13,902	58,968	37,128
Operating income	19,739	9,799	53,875	16,384
Financial income (expenses), net	2,029	(3,436)	998	(3,378)
Income before taxes on income	21,768	6,363	54,873	13,006
Taxes on income (tax benefit)	969	398	(4,463)	1,146
Net income	$20,799	$5,965	$59,336	$11,860

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Revenues	$125,205	$86,399	$38,806	44.9%

Revenues increased by $38.8 million, or 44.9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase in the number of systems sold in the U.S. market and certain countries in Europe. The number of power optimizers sold increased by approximately 0.6 million units, or 58.7%, from approximately 0.9 million units in the three months ended March, 2015 to approximately 1.5 million units in the three months ended March 31, 2016. The number of inverters sold increased by approximately 14,200 units, or 35.3%, from approximately 40,300 units in the three months ended March 31, 2015 to approximately 54,500 units in the three months ended March 31, 2016. Our blended average selling price per watt for units shipped decreased by $0.048, or 13.7%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to (i) increased volumes of commercial products that are characterized by lower average selling prices per watt; (ii) price erosion in the overall inverter market; (iii) a change in our geographic mix, specifically in sales to Europe where the devaluation of the Euro against the U.S. Dollar in calendar 2015 reduced our average selling price when translated into U.S. Dollars; and (iv) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Cost of revenues	$84,471	$62,698	$21,773	34.7%
Gross profit	$40,734	$23,701	$17,033	71.9%

Cost of revenues increased by $21.8 million, or 34.7%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to (i) an increase in the volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; (iii) increased warranty expenses and warranty accruals associated with the increase in our install base; and (iv) an inventory write off of $1.0 million related to unrecognized revenues from a customer that filed for bankruptcy. These increases were offset by reductions derived from increased efficiency in our supply chain, including a decrease in shiping costs associated with the reduced use of air freight. Gross profit as a percentage of revenue increased from 27.4% in the three months ended March 31, 2015 to 32.5% in the three months ended March 31, 2016, primarily due to reductions in per unit production costs, increased efficiency in our supply chain derived from the use of more ocean freight shipments rather than air shipments lower costs associated with warranty product replacements, and general economies of scale in our personnel-related costs and other reduction in costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Research and development, net	$8,709	$5,490	$3,219	58.6%

Research and development, net increased by $3.2 million, or 58.6%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase in personnel-related costs of $2.4 million from higher  headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as activities associated with bringing new products to market. In addition, the use of external consultants and sub-contractors, expenses related to materials used for development and other overhead costs and deprecation expenses increased by $0.3 million, $0.2 million and $0.3 million, respectively, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Sales and Marketing

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Sales and marketing	$8,826	$6,422	$2,404	37.4%

Sales and marketing expenses increased by $2.4 million, or 37.4%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase in personnel-related costs of $1.5 million due to an increase in headcount associated with supporting our growth in the U.S. and Europe. In addition, expenses related to trade shows and marketing activities and expenses associated with our worldwide sales offices, travel and other overhead costs increased by $0.5 million and $0.4 million, respectively, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

General and Administrative

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
General and administrative	$3,460	$1,990	$1,470	73.9%

General and administrative expenses increased by $1.5 million, or 73.9%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase in personnel-related costs of $0.7 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required of a fast-growing public company and (ii) increased expenses related to equity-based compensation and changes in management compensation. In addition, costs related to being a public company, costs related to accounting, tax, legal and information systems consulting, costs related to the accrual of doubtful debts and other directly related overhead costs increased by $0.3 million, $0.2 million, $0.2 million, and $0.1 million, respectively, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Financial income (expenses), net

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Financial income (expenses), net	$2,029	$(3,436)	$5,465	N/A

Financial income was $2.0 million in the three months ended March 31, 2016 as compared to financial expenses of $3.4 million in the three months ended March 31, 2015, primarily due to income of $2.0 million generated from foreign exchange fluctuations between the the Euro and the New Israeli Shekel against the U.S. Dollar in the three months ended March 31, 2016 compared to $0.5 million in expenses from foreign exchange fluctuations in the three months ended March 31, 2015, $2.2 million related to interest expenses on a term loan received from Kreos Capital IV (Expert Fund) Limited (“Kreos”) in December 2012 (the “Kreos Loan”) and the revolving line of credit from SVB (described below) and expenses related to re-measurement of certain warrants granted to Kreos in relation to the Kreos Loan in the three months ended March 31, 2015 as compared to no such expenses in the three months ended March 31, 2016 due to full repayment of the Kreos Loan and exercise of the warrants by Kreos. Additionally, $0.2 million interest income, net of accretion (amortization) of discount (premium) on marketable securities and time deposits were generated in the three months ended March 31, 2016 compared to none in the three months ended March 31, 2015. In addition, costs related to hedging transactions, and interest expenses decreased by $0.4 million and $0.1 million, respectively, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Taxes on Income

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Taxes on income	$969	$398	$571	143.5%

Tax on income increased by $0.6 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase of $0.7 million in current tax expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In addition, deferred taxes decreased by $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net Income

	Three Months Ended March 31,		Three Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Net income	$20,799	$5,965	$14,834	248.7%

As a result of the factors discussed above, net income increased by $14.8 million, or 248.7%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Comparison of the Nine Months Ended March 31, 2016 and 2015

Revenues

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Revenues	$365,091	$226,658	$138,433	61.1%

Revenues increased by $138.4 million, or 61.1%, for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, primarily due to an increase in the number of systems sold in the U.S. and certain countries in Europe. The number of power optimizers sold increased by approximately 1.9 million units, or 78.3%, from approximately 2.4 million units in the nine months ended March 31, 2015 to approximately 4.3 million units in the nine months ended March 31, 2016. The number of inverters sold increased by approximately 59,200 units, or 55.0%, from approximately 107,600 units in the nine months ended March 31, 2015 to approximately 166,800 units in the nine months ended March 31, 2016. Our blended average selling price per watt for units shipped decreased by $0.048, or 13.4%, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, primarily due to (i) increased volumes of commercial products that are characterized by lower average selling prices per watt; (ii) decreased prices in the overall inverter market; (iii) a change in our geographic mix, specifically in sales to Europe where the devaluation of the Euro against the U.S. Dollar in calendar 2015 reduced our U.S. Dollar translated average selling price; and (iv) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Cost of revenues	$252,248	$173,146	$79,102	45.7%
Gross profit	$112,843	$53,512	$59,331	110.9%

Cost of revenues increased by $79.1 million, or 45.7%, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, primarily due to (i) an increase in product costs and logistics costs associated with the increased volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; and (iii) increased warranty expenses and warranty accruals. These increases were offset by reductions of shipping costs associated with the reduced use of air freight. Gross profit as a percentage of revenue increased from 23.6% in the nine months ended March 31, 2015 to 30.9% in the nine months ended March 31, 2016, primarily due to cost reductions in per unit product costs, an increased portion of ocean freight shipments in comparison to air shipments as well as other increased efficiency measures in our supply chain, lower costs associated with our warranty and warranty provisions, and general economies of scale in our personnel-related costs and other costs associated to our support and operations departments.

Operating Expenses:

Research and Development, Net

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Research and development, net	$23,999	$15,317	$8,682	56.7%

Research and development, net increased by $8.7 million, or 56.7%, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, primarily due to an increase in personnel-related costs of $5.9 million triggered by increased headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to market. In addition, other directly related overhead and travels costs, material consumption, use of contractors and subcontractors and depreciation of lab equipment increased by $0.8 million, $0.5 million, $0.4 million and $0.3 million, respectively, and we recorded $0.8 million less in grants from the Office of the Chief Scientist of Israel in the nine months ended March 31, 2016 as compared to the nine months ended March, 2015.

Sales and Marketing

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Sales and marketing	$25,903	$17,541	$8,362	47.7%

Sales and marketing expenses increased by $8.4 million, or 47.7%, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, primarily due to an increase in personnel-related costs of $6.1 million resulting from an increase in headcount supporting our growth in the U.S. and Europe. In addition, expenses related to travel and other directly related overhead costs, trade shows and marketing activities, the use of contractors and subcontractors and depreciation and other expenses increased by $1.1 million, $0.7 million, $0.3 million and $0.2 million, respectively, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

General and Administrative

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
General and administrative	$9,066	$4,270	$4,796	112.3%

General and administrative expenses increased by $4.8 million, or 112.3%, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, primarily due to an increase in personnel-related costs of $2.6 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required of a fast-growing public company and (ii) increased expenses related to equity-based compensation, changes in management compensation and growth in vacation accruals, which resulted from changes in compensation. In addition, costs related to being a public company, accounting, tax, legal and information systems consulting and other directly related overhead costs, travels and accrual to doubtful debt increased by $1.0 million, $0.6 million and $0.6 million, respectively, in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Financial Income (Expenses), Net

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Financial expenses (income)	$(998)	$3,378	$(4,376)	N/A

Financial income was $1.0 million in the nine months ended March 31, 2016 compared to financial expenses of $3.4 million in the nine months ended March 31, 2015, primarily due to (i) a decrease of $2.4 million in expenses related to remeasurement of certain warrants granted to Kreos in relation to the Kreos Loan in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2016, due to the full exercise of the warrants, (ii) income of $1.2 million generated from foreign exchange fluctuations in the nine months ended March 31, 2016 compared to expenses of $0.1 million from foreign exchange fluctuations of the Euro and the New Israeli Shekel against the U.S. Dollar in the nine months ended March 31, 2015, (iii) a decrease of $0.9 million of interest expenses from the full repayment of our borrowings under our revolving line of credit with SVB  (described below) and interest on the Kreos Loan, and (iv) $0.3 million interest income, net of accretion (amortization) of discount (premium) on marketable securities and time deposits in the nine months ended March 31, 2016 compared to none in the nine months ended March 31, 2015. This was offset by an increase of $0.5 million costs related to hedging transactions in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Taxes on Income (Tax Benefit)

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Taxes on income (tax benefit)	$(4,463)	$1,146	$(5,609)	N/A

Tax benefit was $4.5 million in the nine months ended March 31, 2016 compared to taxes on income of $1.1 million in the nine months ended March 31, 2015, primarily due to the establishment of a $6.6 million deferred tax asset in the nine months ended March 31, 2016 offset by an increase of $1.0 million in current tax expenses in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Net Income

	Nine Months Ended March 31,		Nine Months Ended March 31, 2015 to 2016
	2016	2015	Change
	(Dollars in thousands)
Net income	$59,336	$11,860	$47,476	400.3%

As a result of the factors discussed above, net income increased by $47.5 million, or 400.3% in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	15,342	$(13,044)	$34,392	$(3,635)
Net cash used in investing activities	(38,473)	(5,280)	(97,510)	(10,251)
Net cash provided by financing activities	1,167	129,800	2,639	139,457
Increase (decrease) in cash and cash equivalents	$(21,964)	$111,476	$(60,479)	$125,571

As of March 31, 2016, our cash and cash equivalents were $84.1 million. This amount does not include $87.2 million invested in available for sale marketable securities and $0.9 million of restricted cash (primarily held to secure bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses paid by us. We maintain the net proceeds received from our initial public offering as well as cash provided by operating activites in cash and cash equivalents and available-for-sale marketable securities. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the nine months ended March 31, 2016, cash provided by operating activities was $34.4 million derived mainly from a net income of $59.3 million that included $9.6 million of non-cash expenses. An increase of $14.8 million in warranty obligations, $5.9 million in deferred revenues and $5.5 million accruals for employees and a decrease of $13.2 million in prepaid expenses and other receivables was offset by an increase of $20.7 million in trade receivables, $11.4 million in inventories, $6.6 million in deferred tax assets and a decrease of $35.2 million in trade payables and other accounts payable.

For the nine months ended March 31, 2015, cash used in operating activities was $3.6 million mainly due to an increase of $39.1 million in inventory, $26.0 million in trade receivables, $12.2 million in prepaid expenses and other receivables, which was offset by a net income of $11.9 million that included $4.5 million of non-cash expenses, an increase of $44.6 million in trade payables and other accounts payable, $9.7 million in warranty obligations, $2.1 million in deferred revenues and $0.9 million accruals for employees.

Investing Activities

During the nine months ended March 31, 2016, net cash used in investing activities was $97.5 million, of which $88.9 million was invested in available-for-sale marketable securities, $11.5 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements and $0.8 million related to intangible assets investment. This was offset by a $2.7 million repayment of a security deposit held to secure payments under our previous office lease and $1.0 million from the maturities of available-for-sale marketable securities.

During the nine months ended March 31, 2015, net cash used in investing activities was $10.3 million, of which $8.3 million was related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements, and $2.0 million related to security deposits held to secure letters of credit to vendors and bank guarantees securing office lease payments.

 Financing Activities

For the nine months ended March 31, 2016, net cash provided by financing activities was $2.6 million, all attributed to cash received from the exercise of employee and non-employee stock options.

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

Debt Obligations

Revolving Line of Credit

In February 2015, we amended and restated a revolving line of credit agreement with Silicon Valley Bank (“SVB”), which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of March 31, 2016, we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

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

Foreign Currency Exchange Risk

Approximately 21.3% and 21.9% of our revenues for the nine months ended March 31, 2016 and 2015, respectively, were earned in non-U.S. Dollar-denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the nine months ended March 31, 2016, between the Euro and the U.S. Dollar would increase or decrease our net income by $6.3 million for the nine months ended March 31, 2016. A hypothetical 10% change in foreign currency exchange rates during the nine months ended March 31, 2016, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $2.1 million for the nine months ended March 31, 2016.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances denominated in Euros expected to be paid within nine months. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. We do not use derivative financial instruments for speculative or trading purposes.

We had cash and cash equivalents of $84.1 million and available-for-sale marketable securities with an estimated fair value of $87.2 million on March 31, 2016, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar-denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2016, three major customers accounted for approximately 38.5% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A RISK FACTORS

There have been no material changes to  the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended June 30, 2015 and in Part I, Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the six months ended December 31, 2015 .

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

We maintain the funds received in cash and cash equivalents and available-for sale marketable securitties. Our principal uses of these proceeds from the initial public offering is general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, or (iii) any of the Company’s affiliates.

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

Date: May 10, 2016	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: May 10, 2016	/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)