Form 10-K
period 2016-06-30
SolarEdge Technologies Inc
filed 2016-08-17
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $788,988,346 (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $28.17 per share as reported on the Nasdaq Global Select Market.

As of August 11, 2016, there were 40,898,197 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Item 1. Business,” “Item 1A. Risk Factors” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new product developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

 Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our limited history of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer’s financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets;

•	consolidation in the solar industry among our customers and distributors; and

•	the other factors set forth under “Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1. BUSINESS

Introduction

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our system consists of our power optimizers, inverters and cloud-based monitoring platform and addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 3.4 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in 96 countries.

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

Our system allows for superior power harvesting and module management relative to traditional inverter systems by deploying power optimizers at each PV module while maintaining a competitive system cost by keeping the AC inversion and grid interaction centralized using a simplified DC-AC inverter. The entire system is monitored through our cloud-based monitoring platform that enables reduced system operation and maintenance (“O&M”) costs. Our system enables each PV module to operate at its own maximum power point (“MPP”), rather than a system-wide average, enabling dynamic response to real-world conditions, such as atmospheric conditions, PV module aging, soiling and shading and offering improved energy yield relative to traditional inverter systems. In addition to higher efficiency, our system’s installed cost per watt is competitive with traditional inverter systems of leading manufacturers and generally lower than comparable microinverter systems of leading manufacturers. Furthermore, our architecture allows for complex rooftop system designs and enhanced safety and reliability. Our technology and system architecture are protected by 72 awarded patents and 114 patent applications filed worldwide as of June 30, 2016.

We primarily sell our products directly to large solar installers and engineering, procurement and construction firms (“EPCs”) and indirectly to thousands of smaller solar installers through large distributors and electrical equipment wholesalers. Our customers include leading providers of solar PV systems to residential and commercial end users, key solar distributors and electrical equipment wholesalers as well as several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

We were founded in 2006 and began commercial shipments in 2010. As of June 30, 2016, we have shipped approximately 12.5 million power optimizers and 513,000 inverters. More than 265,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform.

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

The first generation of module level power electronics (“MLPE”) was the microinverter. This technology scaled down the traditional inverter to a size and power appropriate to a single PV module. By creating control and monitoring at the module level, microinverters solved certain challenges of the traditional inverter system architecture. However, microinverter architecture has its own limitations, such as:

•
Higher initial cost per watt and limited economies of scale.  Microinverters perform all the functionality of the traditional inverter, but at each PV module, and consequently a microinverter system has a higher initial upfront cost of components relative to traditional inverter architecture. In addition, as every PV module must have its own microinverter, the cost per watt of a microinverter system does not decrease with scale. As such, microinverters are generally more expensive than traditional inverter systems on a cost per watt basis for residential installations and not economically viable relative to traditional inverter systems for large commercial and utility installations.

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

Our power optimizers are designed to withstand high temperatures and harsh environmental conditions, and contain multiple bypass features that localize failures and enable continued system operation in the vast majority of cases of power optimizer failure. Our power optimizers are compatible with the vast majority of modules on the market today and carry a 25-year product warranty. Our power optimizers are designed to be used with our inverters as well as third party inverters to provide power optimization. Monitoring and safety features can also be achieved with third party inverters by adding supplemental communications hardware. During fiscal 2014, 2015 and 2016 revenues derived from the sale of power optimizers represented 48.8%, 48.8% and 50.0% of total revenues, respectively.

SolarEdge Inverter.  Our DC-to-AC inverters contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability and are designed to work exclusively with our DC power optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our power optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our power optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficiency at all times and therefore is more cost-efficient, energy efficient and reliable. Like our power optimizers, our inverters are designed to withstand harsh environmental conditions. Since the power rating of an inverter determines how many PV modules it can serve, larger installations require inverters with higher power ratings. We currently offer our second generation of inverters which come in two models: a one-phase inverter designed to address the residential market (2.2 kilowatts (“kW”) to 11.4 kW) and a three-phase inverter designed to address the residential market in certain European countries and the commercial market (4 kW to 33.3 kW). In June 2016, we introduced an extended commercial solution that consists of various inverters, sized 25kW, 27.6kW, and 33.3kW for the Europe, Middle East, Africa and Asia Pacific markets and 14.4kW and 33.3kW for the North American market. These inverters which are identical in size and enclosure as other SolarEdge inverters are designed for commercial installations, reduce the number of required inverters and increase the system return on investment. The vast majority of our inverters are sold with a 12-year warranty that is extendable to 20 or 25 years for an additional cost. During fiscal 2014, 2015 and 2016, revenues derived from the sale of inverters represented 46.6%, 48.3 % and 45.7% of total revenues, respectively.

We have completed the development of and are currently ramping up shipments of our HD-Wave technology inverter. The HD-Wave inverter technology provides significant improvements in efficiency, while decreasing the magnetics and cooling components in order to reduce inverter size and cost.

StorEdge Solutions. Our StorEdge solution is a DC coupled solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery which is sold separately by third party manufacturers, to store and supply power as needed. The solution is based on a single inverter for both solar PV and storage. Our StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions. To optimize self-consumption, the battery is charged and discharged to meet consumption needs and reduce the amount of power purchased from the grid. With a backup solution, unused solar PV power is stored in a battery and used during a power outage or when solar PV production is insufficient. When there is a power outage, a combination of solar PV power and battery is used to power important sources such as the refrigerator, communication devices, lighting, and AC outlets. Our proprietary monitoring platform provides visibility into battery status, solar PV production, and self-consumption, while offering easy maintenance with remote access to inverter and battery software. Existing SolarEdge systems can be upgraded to our StorEdge solution.

SolarEdge Monitoring Software.  Our cloud-based monitoring platform collects power, voltage, current and system data sent from our inverters and power optimizers and allows users to view the data at the module level, string level, inverter level and system level from any browser or from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential problems. The monitoring software includes features which are used on a routine basis by integrators, installers, maintenance staff, and system owners to improve a solar PV system’s performance by maximizing solar power harvesting and reducing O&M costs by increasing system up-time and detecting PV module performance issues more effectively. Connection to the monitoring server is completed during installation by the installer. The installer then receives full access to system data through the monitoring software and can select the amount of data to be shared with the system owner.

Product Roadmap

Our products reflect the innovation focus and capabilities of our technology departments. Our product roadmap is divided into five categories: power optimizers, inverters, monitoring services, energy storage and smart energy management

Power Optimizers.  We currently sell our third generation power optimizer which was designed for fully automated assembly and which is based on our third generation ASIC. A key element of our reliability strategy, and a significant differentiator relative to our competitors, is our use of proprietary ASICs to control, among other things, our power optimizer’s power conversion, safety features, and PV module monitoring. Instead of using large numbers of discrete components, our power optimizer uses a single proprietary ASIC, thus reducing the total number of components in an electrical circuit and thereby improving reliability. We are in the final stages of testing our fourth generation ASIC and we expect to begin commercial shipments of our fourth generation power optimizers in the first half of calendar 2017. In addition, we are also continuing to develop the necessary subsystems for the fifth generation ASIC which will be used in our fifth generation power optimizer. Each new ASIC generation has reduced the number of components required and meaningfully improved the efficiency of the power optimizer. The efficiency improvement reduces the energy losses which in turn reduces the amount of heat dissipation. This enables design of a more cost effective and usually smaller enclosure and also keeps the electronics cooler, thereby improving the power optimizer’s reliability.

Inverters.  Our inverter roadmap is intended to serve three purposes: (i) expand addressable market by developing new and larger inverters designed specifically for larger commercial installations and utility-scale projects; (ii) improve the electronics to increase the total power throughput without changing the existing enclosure, thereby reducing the actual cost per watt and increasing economies of scale and (iii) improve ease of installation by integrating additional functionality required in certain installations in order to reduce costs of additional hardware and labor costs. As part of our inverter roadmap, we plan to apply our HD-Wave technology to three-phase inverters and we are in the development process for doing so.

Monitoring Services.  Our cloud-based monitoring platform is continuously growing by the amount of data aggregated. We are continuously developing tools to accommodate our growth and further enhance our service offering. Specifically, we plan to increase data compression in order to enable support for a rapidly increasing number of field systems while using low-cost equipment. In addition, we plan to improve our reporting systems and enable users to obtain self-generated customized reports. We also expect to expand algorithms that detect and pinpoint problems that can affect power production in field systems. We further plan to add more capabilities through our public application program interface to allow users to build and integrate our system into their own systems and to allow users to build and share useful applications based on monitoring data gathered by our software.

Energy Storage and Shifting.  SolarEdge is working to continue to expand its third-party battery compatibility for the residential market. For the commercial market, we plan to expand our StorEdge product offering to the commercial and industrial sector.

Smart Energy Management. There are currently two separate energy technology industries that exist today, solar energy production and building automation technology. We believe that inverters will be taking on an expanded role in energy management and automation, and in conjunction with this assumption we are developing building automation products that can combine both of these industries. This line of products, when used with the SolarEdge solution, will be designed to allow system owners to increase self-consumption by shifting energy usage to match peak solar PV production as well as offer a convenient, wireless control option over various building and home devices. An example of this solution, would be using excess solar PV energy to heat water or the ability to remotely turn on or off certain power sources such as lighting or electrical appliances. The introduction of these products is dependent upon certification and region specific needs and as such, cannot yet be specified.

Sales and Marketing Strategy

Since commencing sales activities in early 2010, our strategy has been to focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Today, our products have been installed in 96 countries, including the U.S., Canada, Belgium, France, Germany, Italy, the Netherlands, the United Kingdom, Israel, Australia Japan, Singapore and China.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. In the U.S., Germany, Italy, the United Kingdom and Australia, our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies that are active in solar PV. We anticipate that an increasing percentage of solar PV equipment sales will also occur through electrical equipment wholesalers who sell to a broad range of electrical contractors, and we are focused on cultivating these global relationships. As of June 30, 2016, according to the data available on our monitoring portal, approximately 13,009 installers around the world have installed SolarEdge solar PV systems, including an average of approximately 330 new installers per month since the beginning of fiscal 2016. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

Additionally, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars and partner trainings to show them how best to design, sell and implement our technology in their projects.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In fiscal 2016, three of our customers (two distributors and one large installer) represented32.5% of our revenues. We fill orders primarily as they are received and as such, do not have significant backlog.

Training and Customer Support

We offer our installer base a comprehensive package of customer support and training services which include pre-sales support, ongoing trainings, and technical support before, during, and after installation. We also provide customized support programs to PV module manufacturers, large installers and distributors to help prioritize and track support issues, thereby enabling short cycle times for issue resolution. In 2016, we conducted approximately 281 training events in 20 countries, with an aggregate of approximately 7,003 attendees.

We offer a wide variety of training, including hands-on and on-demand video sessions and online product and training materials. We support our commercial system customers with design consulting throughout their sales process and installation. Our technical support organization includes local expert teams, call centers in the USA, Germany, Australia, Netherlands and Israel, and an online service portal. Our toll-free call centers are open Monday through Friday from 9:00 a.m. to 8:00 p.m. in every region in which we sell our products. In addition, customers can open and track support cases 24/7 utilizing our online portal. All support cases are monitored via a customer relationship management system in order to ensure service, track closure of all customer issues and further improve our customer service. Our call centers have access to our cloud-based monitoring platform database, which enables real-time remote diagnostics.

Customer service and satisfaction has been a key component of our business and we expect it to continue to be integral to our success in the future. We maintain high levels of customer engagement through our call centers in California, Germany and Israel. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. As of June 30, 2016, our customer support and training organization consisted of 91 employees worldwide.

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

A key factor in the performance of our power optimizer is determined by the digital control algorithms and closed-loop mechanism. The power optimizer’s control is built into our advanced ASIC which is responsible for all critical digital control functions of the power optimizer, including detailed power analysis, digital control of the power conversion subsystem and power line communications and networking. Since each power optimizer handles the power and voltage of a single module, we are able to reach a high degree of semiconductor integration by leveraging low cost silicon in standard semiconductor packages. As a result, much of the functionality of our power optimizer can be integrated into a standard ASIC instead of discrete electronic components, resulting in lower costs and higher reliability.

The ASIC performs the critical power analysis and power conversion control functions of the power optimizer. The power analysis function processes the status and working parameters at the power optimizer’s input and output and together with advanced digital control and state machine logic, controls the power conversion function. In addition, our digital control system uses technology that allows the solar PV installation to anticipate and adapt to changing operating conditions and protect against system anomalies.

Each power optimizer in the array is connected to the inverter by a power line communications networking link. Our power line communications link uses a proprietary networking technology that we developed utilizing the existing DC wiring between the power optimizers and the inverter to transmit and receive data between these devices.

Inverters

Our inverter is designed for single-stage DC/AC conversion. Using our inverter in combination with the power optimizers will allow the control loop to maintain a fixed DC voltage level at its input thereby allowing for longer, uneven and multi-faceted strings while also enabling custom, cost efficient and reliable inverter design and component selection. All of the power components, as well as the main magnetic components for our inverters, can then be optimized for DC/AC inversion at high efficiency.

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

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate and localize. We have entered into outsourcing contracts with two of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc. and Flextronics Industrial Ltd. By using these contract manufacturers rather than building our own manufacturing infrastructure, we are able to access advanced manufacturing equipment, processes, skills and capacity on a “capital light” budget. Our contract manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end of line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. Further, contracting with global providers such as Jabil and Flextronics gives us added flexibility to manufacture certain products in China, closer to target markets in Asia and the North American west coast and other products in Hungary, closer to target markets in Europe and the North American east coast, potentially increasing responsiveness to customers while reducing costs and delivery times.

We have completed the development of our first proprietary automated assembly line for use at the Hungary Flextronics manufacturing plant and it is in operation and manufacturing approximately 4,000 power optimizers per day. This automated assembly line can also be replicated and deployed to additional production facilities. We are investing resources in additional automated assembly lines as well as in automated machinery for subassembly of certain components used in our products, and we will own and be responsible for funding all of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines and other machinery are not significant and will be funded out of our cash flows. In addition, we are in the process of designing an automatic assembly line for the production of embedded optimizers.

We source our raw materials through various component manufacturers and invest resources in continued cost reduction efforts as well as verifying second and third sources so as to limit dependence on sole suppliers.

Reliability and Quality Control

Our power optimizers are either connected to each PV module by installers, or embedded in each PV module by PV module manufacturers. Our power optimizers are designed to be as reliable as the PV module itself and capable of withstanding the same operating and environmental conditions.

Our reliability methodology includes a multi-level plan with design analysis, sub-system testing of critical components by Accelerated Life Testing, and integrative testing of design prototypes by Highly Accelerated Life Testing and large sample groups. As part of our reliability efforts, we subject components to industry standard conditions and tests including in accelerated life chambers that simulate burn-in, thermal cycling, damp-heat and other stresses. We also test complete products in stress tests and in the field. Our rigorous testing processes have helped us to develop highly reliable products.

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

We have a strong research and development team with wide-ranging experience in power electronics, semiconductors, power line communications and networking, and software engineering. In addition, many members of our team have expertise in solar technologies. As of June 30, 2016, our research and development organization had a headcount of 244 people. Our research and development expense, net totaled, $18.3 million $22.0 million and $33.2 million for fiscal 2014, 2015 and 2016, respectively.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of June 30, 2016, we had 53 issued U.S. patents, 19 issued non-U.S. patents, 57 patent applications pending for examination in the U.S. and 57 patent applications pending for examination in other countries, all of which are related to U.S. applications. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control and management systems. Our issued patents are scheduled to expire between 2027 and 2036. We continually assess opportunities to seek patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.

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

Competition

The markets for our products are competitive, and we compete with manufacturers of traditional inverters and manufacturers of other MLPE. The principal areas in which we compete with other companies include:

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

Our DC optimized inverter system competes principally with products from traditional inverter manufacturers, such as SMA Solar Technology AG, ABB Ltd. and Huawei Technologies Co. Ltd. as well as from new Chinese inverter manufacturers. In the North American residential market, we compete with traditional inverter manufacturers, as well, as microinverter manufacturers such as Enphase Energy, Inc. In addition, several new entrants to the MLPE market, including low-cost Asian manufacturers, have recently announced plans to ship or have already shipped similar products. We believe that our DC optimized inverter system offers significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies.

Government Incentives

U.S. federal, state, and local government bodies, as well as non-U.S. government bodies, provide incentives to owners, end users, distributors and manufacturers of solar PV systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar PV systems from property tax assessments. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time. In general, the amount and availability of these incentives and subsidies to encourage the development of solar PV energy have been declining and are expected to continue to decline.

Seasonality

The solar energy market is subject to seasonal and quarterly fluctuations affected by weather. For example, during the winter months in Europe and the northeastern U.S. where the climate is particularly cold and snowy, it is typical to see a decline in PV installations and this decline can impact the timing of orders for our products.

Employees

As of June 30, 2016, we had 608 full-time employees. Of these full-time employees, 244 were engaged in research and development, 143 in sales and marketing, 175 in operations and support and 46 in general and administrative capacities. Of our employees, 376 were based in Israel, 94 were based in the U.S., 47 were based in China, 33 were based in Germany and an additional 58 were based elsewhere.

None of our employees are represented by a labor union. We have not experienced any employment related work stoppages, and we consider relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2006. Our principal executive offices are located at 1 HaMada Street, Herziliya Pituach 4673335, Israel and our telephone number at this address is 972 (9) 957-6620. Our website is www.solaredge.com.

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

We also make available, free of charge on the Investor Relations portion of our website at www.solaredge.com, our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. We also make available on the Investor Relations portion of our website at www.solaredge.com our earnings presentation and other important information, which we encourage you to review.

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

We incurred net losses of $21.4 million for fiscal 2014, and we achieved a net profit of $21.1 million and $76.6 million in fiscal 2015 and 2016, respectively. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with marketing and developing our products, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and hiring additional personnel. In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenues will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations.

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

Most U.S. states have adopted some form of net metering. However, net metering programs have recently come under regulatory scrutiny in some U.S. states due to challenges alleging that net metering policies inequitably shift costs onto non-solar ratepayers by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. We cannot assure you that the programs will not be significantly modified going forward.

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

•      cost of electricity by shifting load to off-peak times; and

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

The market for solar PV solutions is highly competitive. We principally compete with traditional inverter manufacturers as well as microinverter manufacturers. Currently, our DC optimized inverter system competes with products from traditional inverter manufacturers, and microinverter manufacturers, as well as emerging technology companies offering alternative optimizer, or other MLPE products. Several new entrants to the inverter and MLPE market including low-cost Asian manufacturers, have recently announced plans to ship or have already shipped products in markets in which we sell our products. We expect competition to intensify as new and existing competitors enter the market.

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

For fiscal 2016, three of our major customers in the U.S. together, accounted for 32.5% of our revenues. Our next five largest customers for fiscal 2016, together, accounted for 22 % of our revenues. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. Although we have agreements with some of our largest customers, these agreements do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. For example, in April 2016 one of our customers, SunEdison (SUNEQ), filed for reorganization under Chapter 11 of the U.S. bankruptcy laws.

Consolidations in the solar industry among our current or potential customers or distributors may adversely affect our competitive position.

            There has been an increase in consolidation activity among distributors, large installers and other strategic partners in the solar industry. For example, in July 2016 SunEdison (SUNEQ) announced its intention to purchase Vivint Solar for $2 billion, in March 2016 Vivint Solar announced it is terminating the merger due to SunEdison’s “willful breach of the merger agreement”. In June 2016, Tesla Motors (TSLA) announced that it has submitted a proposal to acquire all of the outstanding shares of common stock of SolarCity Corporation (SCTY). This trend could further increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

Our planned expansion into new markets could subject us to additional business, financial and competitive risks.

In fiscal 2016, we sold our products to approximately 220 direct customers in 45 countries, including the U.S., Canada, Belgium, France, Germany, Israel, Italy, the Netherlands, the United Kingdom, Australia, Japan and China. We intend to introduce new products targeted at large commercial and utility-scale installations and to expand into other international markets. Our success in these new product and geographic markets will depend on a number of factors, including our ability to develop solutions to address the requirements of the large commercial and utility-scale solar PV markets, timely qualification and certification of new products for large commercial and utility-scale solar PV installations, acceptance of power optimizers in solar PV markets in which they have not traditionally been used and our ability to manage increased manufacturing capacity and production.

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

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 8,400 inverters and approximately 181,000 power optimizers in fiscal 2011, our first full fiscal year of commercial shipments, to annual product sales exceeding 224,000 inverters and 5.7 million power optimizers in fiscal 2016. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

Although our financial results are reported in U.S. dollars, U.S. dollar revenues accounted for 76.0 % of our revenues in fiscal 2016. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll) and, to a lesser extent, the Euro and other currencies. Our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products. Our prices are denominated primarily in U.S. dollars. If there is a significant devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by entering into forward hedging transactions to sell Euro for U.S. dollars at a predefined rate, and maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, to a lesser extent, the New Israeli Shekel and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

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

Although we are incorporated in Delaware, our headquarters and research and development center are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect us. Israel has been involved in a number of armed conflicts and has been the target of terrorist activity. Ongoing state of hostility, varying in degree such as rocket fire from the Gaza Strip, including against civilian targets, has occurred on an irregular basis, disrupting day-to-day civilian activity and negatively affecting business conditions. Israel also faces threats from Hezbollah militants in Lebanon, and others. We cannot predict whether or when such armed conflicts or attacks may occur or the extent to which such events may impact us. Any future armed conflict, political instability or violence in the region may impede our ability to manage our business effectively or to engage in research and development, or may otherwise adversely affect our business or operations. In the event of war, we and our Israeli subcontractors and suppliers may cease operations, which may cause delays in the distribution and sale of our products. Some of our directors, executive officers and employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. In the event that our principal executive office is damaged as a result of hostile action, or hostilities otherwise disrupting the ongoing operation of our offices, our ability to operate could be materially adversely affected.

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

Our Israeli subsidiary is eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”.) In order to remain eligible for the tax benefits for “Benefited Enterprises” we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, cancelled or discontinued, our Israeli taxable income would be subject to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The standard corporate tax rate for Israeli companies was increased to 26.5% in 2014 and 2015 and decreased back to 25% in 2016 and thereafter. Additionally, if we increase our activities outside of Israel through acquisitions, for example, our expanded activities might not be eligible for inclusion in future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out or eliminate entirely the benefit programs under the Investment Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

The terms of Israeli government grants that we have received restrict our ability to transfer technologies outside of Israel, and we may be required to pay penalties in such a case or upon the sale of our Company.

In fiscal 2016, we received a total of $0.2 million from the Office of the Chief Scientist in the Israel Ministry of Economy (“OCS”). We do not expect to receive additional grants from the OCS in fiscal 2016. The terms of the previous grants require us to pay royalties at a rate of 4% to 4.5% on sales of products developed under these grants, up to the total grant amount, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984 (the “R&D Law”), and related regulations, with respect to those past grants. When a company develops know-how, technology or products under an OCS grant, the grant terms and the R&D Law restrict the transfer outside of Israel of such know-how without the prior approval of the OCS. Consequently, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of know-how related to those aspects of our technologies. The OCS may impose conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approval at all.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in March 2015 at a price of $18.00 per share, during fiscal year 2016, the reported high and low prices of our common stock has ranged from $15.02 to $38.11 per share. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable NASDAQ Global Select Market requirements, among other items. Establishing these internal controls will be costly and may divert management’s attention.

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

In addition to our corporate headquarters, we lease approximately 27,000 square feet of general office space in Fremont, California, under a lease that will expire on March 31, 2020. We also lease sales and support office space in China, Germany, Netherlands, Italy, France, Australia, UK, Japan, and Bulgaria.

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

On January 9, 2015, a patent infringement lawsuit was filed by Beacon Power LLC, a Delaware limited liability company (“Beacon”), against the Company and a third party in the United States District Court for the Western District of Texas, San Antonio Division which alleges infringement by the Company of two U.S. patents. On March 9, 2015, the Company and Beacon entered into a patent purchase agreement under which the Company agreed to purchase all rights in the aforementioned patents and Beacon agreed to dismiss all outstanding claims against the Company. In July 2015, the Company completed the acquisition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share, began trading on the NASDAQ Global Select Market on March 26, 2015, where prices are quoted under the symbol “SEDG”.

Holders of Record

As of June 30, 2016, there were 57 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number stockholders represented by these record holders.

Price Range of Our Common Stock

The following table set for the high and low sales prices for our common stock in fiscal year 2016, in each case as regularly on the NASDAQ Global Select Market:

	Price Range
	High	Low
Fiscal Year 2015
Third Quarter (March 26 – March 31)	$22.50	$19.49
Fourth Quarter (March 31 – June 30)	$43.00	$21.71

Fiscal Year 2016
First Quarter (July 1 – September 30)	$38.11	$15.60
Second Quarter (October 1 – December 31)	$29.50	$15.02
Third Quarter (January 1 – March 31)	$30.50	$21.92
Fourth Quarter (March 31 – June 30)	$28.80	$17.10

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 25, 2015, our registration statement on Form S-1 (No. 333-202159) was declared effective for our initial public offering and on March 31, 2015, we consummated the initial public offering consisting of 8,050,000 shares of our common stock at a public offering price of $18.00 per share. The offering terminated after the sale of all securities registered in the offering. Goldman, Sachs & Co. and Deustche Bank Securities Inc. acted as joint book-running managers for the offering. Needham & Company, Canaccord Genuity Inc. and Roth Capital Partners acted as co-managers. As a result of the offering, we received total net offering proceeds of $131.2 million, after deducting total expenses of $13.7 million, consisting of underwriting discounts and commissions of $10.1 million and offering related expenses of $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We maintain our funds received in cash and cash equivalents and available-for-sale marketable securities. Our principal use of proceeds from the initial public offering is for general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, (iii) any of the Company’s affiliates, or (iv) others.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities by the issuer and affiliated purchases during the fiscal year ended June 30, 2016.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from March 26, 2015 (using the price of which our shares of common stock were initially sold to the public) to June 30, 2016 to that of the total return of the Nasdaq Composite Index and the MAC Global Solar Energy Index. The comparison assumes $100 was invested in our common stock on March 26, 2015 and in each of the forgoing indices on March 26, 2015 and assumes the reinvestment of dividends. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The selected consolidated statement of operations data for each of fiscal 2014, 2015 and 2016 and the selected consolidated balance sheet data as of June 30, 2015 and 2016 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for fiscal 2012 and 2013 and the selected consolidated balance sheet data as of June 30, 2012, 2013 and 2014 are derived from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of our results to be expected in any future period. These selected financial data should be read together with our consolidated financial statements and the related notes, as well as the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

	Fiscal Year Ended June 30,
	2012	2013	2014	2015	2016
	(In thousands)
Consolidated Statements of Operations Data:
Revenues	$75,351	$79,035	$133,217	$325,078	$489,843
Cost of revenues	76,028	74,626	111,246	243,295	337,887
Gross profit (loss)	(677)	4,409	21,971	81,783	151,956
Operating expenses:
Research and development, net	13,783	15,823	18,256	22,018	33,231
Sales and marketing	9,926	12,784	17,792	24,973	34,833
General and administrative	3,074	3,262	4,294	6,535	12,133
Total operating expenses	26,783	31,869	40,342	53,526	80,197
Operating income (loss)	(27,460)	(27,460)	(18,371)	28,257	71,759
Financial income (expenses)	(287)	(612)	(2,787)	(5,077)	471
Other expenses	—	—	—	104	—
Income (loss) before taxes on income	(27,747)	(28,072)	(21,158)	23,076	72,230
Taxes on income (tax benefit)	36	108	220	1,955	(4,379)
Net income (loss)	$(27,783)	$(28,180)	$(21,378)	$21,121	76,609
Net basic earnings (loss) per share of common stock	$(10.30)	$(10.28)	$(7.64)	$0.30	$1.92
Net diluted earnings (loss) per share of common stock	$(10.30)	$(10.28)	$(7.64)	$0.27	$1.73
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	2,698,093	2,741,370	2,798,894	11,902,911	39,987,935
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	2,698,093	2,741,370	2,798,894	15,269,448	44,376,075

	Fiscal Year Ended June 30,
	2012	2013	2014	2015	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,437	$13,142	$9,754	$144,750	$74,032
Available-for-sale marketable securities					111,609
Total assets	55,894	49,086	74,998	305,658	397,438
Total debt	3,515	12,823	20,244	-	-
Total stockholders’ equity (deficiency)	$(87,990)	$(115,014)	$(135,294)	$166,944	$256,108

Key Operating Metrics

We regularly review a number of metrics, including the key operating metrics set forth in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate projections and make strategic decisions.

	Fiscal Year Ended June 30,
	2014	2015	2016
Inverters shipped	61,999	150,428	223,589
Power optimizers shipped	1,357,251	3,533,528	5,738,546
Megawatts shipped(1)	365	920	1,615

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

We are a leader in the global module level power electronics (“MLPE”) market according to GTM Research, and as of June 30, 2016, we have shipped approximately 12.5 million power optimizers and 513,000 inverters. Approximately 265,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of June 30, 2016, we have shipped approximately 3.4 GW of our DC optimized inverter systems. Our products have sold in approximately 55 countries, and are installed in solar PV systems in 96 countries.

We primarily sell our products directly to large solar installers, EPCs and indirectly to thousands of smaller solar installers through large distributors and electrical equipment wholesalers. Our sales strategy focuses on top-tier customers in markets where electricity prices, irradiance (amount of sunlight), and government policies make solar PV installations economically viable. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

In fiscal 2016, we sold our products to approximately 220 direct customers in 45 countries and as of June 30, 2016, approximately 163,989 indirect customers had registered with us through our cloud-based monitoring platform. In fiscal 2016, three customers accounted for revenues of above 10% each, together comprising an aggregate of 32.5% of our sales. Of these customers, two are distributors.

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

•	In March 2015, we completed our initial public offering and started to trade on the NASDAQ Global Select Market under the ticker SEDG.

•	In September 2015, we released information about the development of our new HD-Wave inverter technology.

•	In January 2016, we announced the immediate international availability of our StorEdge™ solution

•	In February 2016, we shipped our ten millionth power optimizer.

•	In June 2016, we received the Intersolar Award in the Photovoltaics category for our HD-Wave technology inverter and began shipments of our HD-Wave inverter.

We have achieved substantial growth since we commenced commercial shipments in fiscal 2010. Our revenues were $133.2 million, $325.1 million and 489.8 million for fiscal 2014, 2015 and 2016, respectively. Gross margins were 16.5%, 25.2% and 31.0%, for fiscal 2014, 2015 and 2016, respectively. Net loss was $ $21.4 million for fiscal 2014, and net profits were $21.1 million and $76.6 million for fiscal 2015 and 2016, respectively.

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

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include power optimizers, inverters and our cloud-based monitoring platform. Our customer base includes large solar installers, distributors, wholesalers, EPCs and PV module manufacturers.

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

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers as well as costs related to shipping, customer support, product warranty, personnel, depreciation of test and manufacturing equipment, hosting services for our cloud-based monitoring platform and other logistics services. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

We outsource our manufacturing to third-party manufacturers and negotiate product pricing on a quarterly basis. Our third-party manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end of line testing equipment and the automated assembly lines for our power optimizers, as further described below (which resulted in capital expenditures of $2.8 million and $5.2 million for fiscal 2015 and 2016, respectively). We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. We also procure strategic and critical components from various approved vendors on behalf of our contract manufacturers. At times, higher than anticipated demand has exceeded the production capacities of these manufacturers. In 2014 and early 2015, for example, such production shortfalls, as well as shortages in the supply of certain raw materials, required us to use air freight, rather than less expensive ocean freight, to deliver the majority of our products. The expansion of current manufacturing sites by our contract manufacturers allowed us to reduce these expenses in fiscal 2015 as well as to build sufficient inventory to continue our growth without the need to ship substantial amounts of products by air. In 2016 we managed to continuously increase the efficiency of our supply chain, reduce our reliance on air freight to a minimum and use ocean freight for the majority of our shipments. We believe that continued expansion of the current manufacturing sites by our contract manufacturers, and the development and deployment of our proprietary automated assembly line (described below), will provide sufficient manufacturing capacity to meet our forecasted demands with minimal shipment of products by air freight.

We completed development of our first proprietary automated assembly line for our power optimizers and have ordered an additional four lines for the automated manufacturing of our power optimizers. We expect to continue to invest in additional automated assembly lines in the future. We have designed and are responsible for funding all of the capital expenses associated with existing and future automated assembly lines. The current and expected capital expenses associated with these automated assembly lines will be funded out of our cash flows.

Key components of our logistics supply channel consist of third party distribution centers in the U.S and Europe. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third party distribution centers and then finally shipped to our customers.

Cost of revenues also includes our operations and support departments’ costs. The operations department is responsible for production management such as planning, procurement, supply chain, production methodologies and machinery planning, logistics management and manufacturing support to our contract manufacturers as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third level support services which are provided by support personnel located in our headquarters. Our full-time employee headcount in our operations and support departments has grown from 57 as of June 30, 2014 to 106 as of June 30, 2015 to 175 as of June 30, 2016.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock-based compensation. Our full-time employee headcount in our research and development, sales and marketing and general and administrative departments has grown from 239 as of June 30, 2014 to 334 as of June 30, 2015 to 434 as of June 30, 2016. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, sales commissions, benefits, payroll taxes and stock-based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. The expected increase in sales and marketing expenses is due to an expected increase in the number of sales and marketing personnel and the expansion of our global sales and marketing footprint, enabling us to increase our penetration of new markets. While most of our sales in fiscal 2012 were in Europe, sales in the U.S. have grown steadily since fiscal 2012. Revenues generated in the U.S. represented 73.3% and 68.2% of our revenues in fiscal 2015 and 2016, respectively. Sales in Europe, which represented most of our sales until fiscal 2013 also increased in absolute numbers in fiscal 2015 and 2016 and represented 20.1% and 22.7 % of our revenues in fiscal 2015 and 2016, respectively. We currently have a sales presence in the U.S., Canada, France, Germany, Italy, the Netherlands, the United Kingdom, Israel, Turkey Japan, Australia and China. We intend to continue to expand our sales presence to additional countries.

General and administrative expenses

General and administrative expenses consist primarily of salaries, employee benefits, payroll taxes and stock-based compensation related to our executives, finance, human resources, information technology and legal organizations, travel expenses, facilities costs fees for professional services and registration fees related to being a publicly traded company. Professional services consist of audit, legal, remuneration to board members, tax, insurance, information technology and other costs.

Non-Operating Expenses

Financial income (expenses)

Financial income (expenses) consist primarily of interest income, interest expense, gains or losses from foreign currency fluctuations and hedging transactions and gains or losses related to re-measurement of warrants granted in relation to long-term debt incurred by the Company in December 2012.

Interest income consists of interest from our investment in available for sale marketable securities.

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

From incorporation through the end of fiscal 2014, we experienced operating losses and consequently accumulated a significant amount of operating loss carryforwards in several jurisdictions. By the end of fiscal 2015, we fully utilized our unused operating loss carryforwards with respect to U.S. federal tax obligations. In fiscal 2015, we recorded an income tax expense of $1.7 million for federal and state taxes in the U.S. In fiscal 2016, we recorded a net income tax expenses of $0.4 million for federal and state tax in the U.S, which consist $1.8 million current income tax expenses and $1.4 million deferred tax asset.

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Investment Law is taxed at the corporate tax rate. The corporate tax rate in Israel was 26.5% in fiscal 2014 and 2015. A recent amendment of the Israeli Income Tax Ordinance decreased the corporate tax rate to 25% commencing on January 1, 2016. However, the effective tax rate payable by a company that derives income from a “Benefited Enterprise” or a “Preferred Enterprise”, as defined under the Investment Law, may be considerably less. Capital gains derived by an Israeli company are subject to tax at the prevailing corporate tax rate.

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

Due to our history of losses from inception through the end of fiscal 2014, we have recorded a full valuation allowance on our deferred tax assets. In fiscal 2015, the first fiscal year in which we were profitable, we used a portion of our carryforward losses from previous years in Israel and California. In fiscal 2016, we continued being profitable, stopped recording valuation allowances and started recording deferred tax assets in the amount of $5.0 million in Israel, most of which is related to operating loss carryforward.

Results of Operations

The following tables set forth our consolidated statement of operations for fiscal 2014, 2015 and 2016. We have derived this data from our consolidated financial statements included elsewhere in this annual report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this annual report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Fiscal Year Ended June 30,			2014 to 2015		2015 to 2016
	2014	2015	2016	Change		Change
	(In thousands)
Revenues	$133,217	$325,078	$489,843	$191,861	144.0%	$164,765	50.7%
Cost of revenues	111,246	243,295	337,887	132,049	118.7%	94,592	38.9%
Gross profit	21,971	81,783	151,956	59,812	272.2%	70,173	85.8%
Operating expenses:
Research and development, net	18,256	22,018	33,231	3,762	20.6%	11,213	50.9%
Sales and marketing	17,792	24,973	34,833	7,181	40.4%	9,860	39.5%
General and administrative	4,294	6,535	12,133	2,241	52.2%	5,598	85.7%
Total operating expenses	40,342	53,526	80,197	13,184	32.7%	26,671	49.8%
Operating income (loss)	(18,371)	28,257	71,759	46,628	N/A	43,502	154.0%
Financial income (expenses)	(2,787)	(5,077)	471	(2,290)	82.2%	5,548	N/A
Other expenses	-	104	-	104	N/A	(104)	N/A
Income (loss) before taxes on income	(21,158)	23,076	72,230	44,234	N/A	49,154	213.0%
Taxes on income (tax benefit)	220	1,955	(4,379)	1,735	788.6%	(6,334)	N/A
Net income (loss)	$(21,378)	$21,121	$76,609	$42,499	N/A	$55,488	262.7%

Comparison of fiscal year 2015 and 2016

Revenues

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Revenues	$325,078	$489,843	$164,765	50.7%

Revenues increased by $164.8 million, or 50.7%, in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in the number of systems sold worldwide with the U.S. being the largest market. The number of power optimizers sold increased by approximately 2.2 million units, or 62.1%, from approximately 3.5 million units in fiscal 2015 to approximately 5.7 million units in fiscal 2016. The number of inverters sold increased by approximately 72,000 units, or 47.4%, from approximately 152,000 units in fiscal 2015 to approximately 224,000 units in fiscal 2016. The increase in the number of units sold was mainly attributable to an increase in the number of systems sold in the U.S. market and certain countries in Europe. In general, our increase in revenues in fiscal 2016 was attributable to rapid expansion in the U.S. market. Our blended average selling price per watt for units shipped decreased by $0.048, or 13.5%, in fiscal 2016 as compared to fiscal 2015, primarily due to increased sales of our commercial products which are characterized with lower average selling price per watt and a change in our customer mix, which included larger portion of sales to distribution channels and large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Cost of revenues	$243,295	$337,887	$94,592	38.9%
Gross profit	$81,783	$151,956	$70,173	85.8%

Cost of revenues increased by $94.6 million, or 38.9%, in fiscal 2016 as compared to fiscal 2015, primarily due to (i) an increase in the volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; (iii) increased warranty expenses -associated with the increase in our install base; and (iv) an inventory write off of $1.0 million related to unrecognized revenues from a customer that filed for bankruptcy. These increases were offset by reductions derived from increased efficiency in our supply chain including a decrease in shipping costs associated with the minimal use of air freight. Gross profit as a percentage of revenue increased from 25.2% fiscal 2015 to 31.0% in fiscal 2016 primarily due to reductions in per unit production costs, cost increased efficiency in our supply chain including the use of more ocean freight shipments rather than air shipments, lower costs associated with warranty product replacements, and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Research and development, net	$22,018	$33,231	$11,213	50.9%

Research and development, net increased by $11.2 million, or 50.9%, in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in personnel related costs of $8.0 million as a result of an increased headcount of engineers. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market. Expenses related to consultants and sub-contractors, other directly related overhead costs, depreciation related to lab equipment and materials consumption for development increased by, $0.7 million, $0.7 million, $0.6 million and $0.4 million, respectively, in fiscal 2016 as compared to fiscal 2015. In addition, grants received from the OCS decreased by $0.8 million in fiscal 2016 as compared to fiscal 2015.

Sales and Marketing

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Sales and marketing	$24,973	$34,833	$9,860	39.5%

Sales and marketing expenses increased by $9.9 million, or 39.5%, in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in personnel related costs of $7.3 million as a result of an increase in headcount supporting our growth in the U.S. and Europe. In addition, expenses associated with our worldwide sales offices, travel and other directly related overhead costs, costs related to trade shows and marketing activities and the use of third party vendors, increased by $1.5 million, $0.9 million and $0.2 million, respectively, in fiscal 2016 as compared to fiscal 2015.

General and Administrative

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
General and administrative	$6,535	$12,133	$5,598	85.7%

General and administrative expenses increased by $5.6 million, or 85.7%, in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in personnel-related costs of $3.3 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required of a fast-growing public company and (ii) increased expenses related to equity-based compensation and changes in management compensation. In addition, costs related to accounting, tax, legal and information systems consulting, costs related to being a public company, travel and other directly related overhead costs and costs related to the accrual of doubtful debts increased by $0.9 million, $0.9 million, $0.3 million, and $0.2 million, respectively, in the fiscal 2016 as compared to the fiscal 2015.

Financial Income (Expenses)

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Financial Income (Expenses)	$(5,077)	$471	$5,548	N/A

Financial income was $0.5 million in fiscal 2016 as compared to financial expenses of $5.1 million in fiscal 2015, primarily due to $6.7 expenses related to re-measurement of certain warrants granted to Kreos in relation to the Kreos Loan in fiscal 2015, and expenses related to interest expenses on a term loan received from Kreos Capital IV (Expert Fund) Limited (“Kreos”) in December 2012 (the “Kreos Loan”) and the revolving line of credit from SVB (described below) as compared to no such expenses in the fiscal 2016 due to full repayment of the Kreos Loan and exercise of the warrants by Kreos. Additionally, income of $1.9 million generated from hedging transactions and foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar in fiscal 2015 as compared to $0.2 million in fiscal 2016 and $0.7 million interest income, net of accretion (amortization) of discount (premium) on marketable securities and time deposits were generated in fiscal 2016 compared to $0.1 million in fiscal 2015.

Other expenses

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Other expenses	$104	-	$(104)	N/A

Other expenses of $104 recorded in fiscal 2015 are related to the disposal of furniture and other equipment related to the move to our new offices in Israel.

Taxes on Income (tax benefit)

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Taxes on income (tax benefit)	$1,955	$(4,379)	$(6,334)	N/A

Tax benefits were $4.4 million in fiscal 2016 compared to taxes on income of $2.0 million in fiscal 2015, primarily due to the recognizing of a $6.4 million deferred tax asset for the first time in fiscal 2016 and an increase of $0.1 million in current tax expenses for fiscal 2016 as compared to fiscal 2015.

Net Income

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Net income	$21,121	$76,609	$55,488	262.7%

 Net income was $76.6 million in fiscal 2016 as compared to a net income of $21.1 million in fiscal 2015.

Comparison of fiscal 2014 and 2015

Revenues

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(In thousands)
Revenues	$133,217	$325,078	$191,861	144.0%

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
	(In thousands)
Cost of revenues	$111,246	$243,295	$132,049	118.7%
Gross profit	$21,971	$81,783	$59,812	272.2%

Cost of revenues increased by $132.0 million, or 118.7%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in the number of units sold, an increase in personnel related costs as a result of an increase in our operations and support headcount and an increase in spending on air shipments. Gross profit as a percentage of revenue increased from 16.5% fiscal 2014 to 25.2% in fiscal 2015. Product costs generally decreased at a rate consistent with our blended selling price. In addition, costs associated with air shipments decreased, as a percentage of revenues, as did costs associated with our warranty expenses, warranty provisions, personnel related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(In thousands)
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
	(In thousands)
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
	(In thousands)
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

Financial Expenses

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(In thousands)
Financial expenses	$2,787	$5,077	$2,290	82.2%

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
	(In thousands)
Other expenses	-	$104	$104	N/A

Other expenses of $104,000 recorded in fiscal 2015 are related to the disposal of furniture and other equipment related to the move to our new offices in Israel.

Taxes on Income

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(In thousands)
Taxes on income	$220	$1,955	$1,735	788.6%

Taxes on income increased by $1.7 million in fiscal 2015 as compared to fiscal 2014, primarily due to tax payments and tax accruals with respect to U.S. federal taxes and taxes in certain U.S. states in which we operate.

Net Income (loss)

	Fiscal Year Ended June 30,		2014 to 2015
	2014	2015	Change
	(In thousands)
Net income (loss)	$(21,378)	$21,121	$42,499	N/A

As a result of the factors discussed above, the Company reached profitability in fiscal 2015. Net income was $21.1 million in fiscal 2015 as compared to a net loss of $21.4 million in fiscal 2014.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended June 30,
	2014	2015	2016
	(In thousands)
Net cash provided by (used in) operating activities	$(17,845)	$12,054	$52,427
Net cash used in investing activities	(3,147)	(13,937)	(125,837)
Net cash provided by financing activities	17,676	136,953	2,779
Increase (decrease) in cash and cash equivalents	$(3,316)	$135,070	$(70,631)

As of June 30, 2016, our cash and cash equivalents were $74.0 million. This amount does not include $111.6 million invested in available for sale marketable securities and $0.9 million of restricted cash (primarily held to secure letters of credit to vendors and bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses. As of June 30, 2016, we maintain the net proceeds received from our initial public offering as well as cash provided by operating activities in cash and cash equivalents and in available-for-sale marketable securities. Our principal uses of cash are funding our operations and other working capital requirements. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

During fiscal 2016, cash provided by operating activities was $52.4 million derived mainly from a net income of $76.6 million that included $13.5 million of non-cash expenses. An increase of $19.3 million in warranty obligations, $8.6 million in deferred revenues and $3.3 million accruals for employees and a decrease of $10.5 million in prepaid expenses and other receivables was offset by an increase of $37.3 million in trade receivables, $7.4 million in inventories, $6.4 million in deferred tax assets and a decrease of $28.3 million in trade payables and other accounts payable.

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

Investing Activities

During fiscal 2016, net cash used in investing activities was $125.8 million, of which $118.5 million was invested in available-for-sale marketable securities, $15.7 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.8 million related to intangible assets investment. This was offset by $6.4 million from the maturities of available-for-sale marketable securities and a $2.8 million repayment of a security deposit held to secure payments under our previous office lease and the expiration of a letter of credit, which was issued by us to one of our contract manufacturers.

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

Financing Activities

For fiscal 2016, net cash provided by financing activities was $2.8 million, of which $3.0 million related to cash received from the exercise of employee and non-employee stock options, offset by $0.2 million attributed to issuance costs related to initial public offering.

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

$40 Million Revolving Line of Credit

In February 2015, we amended and restated an agreement with SVB for a revolving line of credit, which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016. As of June 30, 2016, we had no outstanding borrowings under our $40 million revolving line of credit with SVB.

In connection with the amended and restated revolving line of credit, we granted SVB security interests in substantially all of our assets, including a first-priority security interest in our trade receivables, cash and cash equivalents (the “SVB Priority Collateral”). The agreement contains certain financial covenants requiring us to maintain EBITDA and liquidity at specified levels. Specifically, we are required to maintain negative Adjusted EBITDA (defined in accordance with US GAAP as (a) net income, plus (b) the extent deducted in the calculation of net income, interest, taxes, depreciation and amortization, plus (c) to the extent deducted in the calculation of net income, non-cash stock-based compensation) of no greater than ($1,500,000) as of March 31, 2015, and positive Adjusted EBITDA of at least (i) $1,500,000 as of June 30, 2015, (ii) $3,500,000 as of September 30, 2015 and December 31, 2015, (iii) $1,500,000 as of March 31, 2016 and (iv) $3,500,000 for the fiscal year ended June 30, 2016 and for each calendar quarter thereafter. In addition, we are required to maintain liquidity (defined as our unrestricted and unencumbered cash, plus availability under the revolving line of credit) of $6,750,000. The amended and restated revolving line of credit also contains covenants that restrict our ability to borrow money, grant liens, pay dividends, dispose of assets or engage in business combinations. As of June 30, 2016, the company met all covenants related to this revolving credit line.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2016:

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases(1)	15,144	2,404	4,209	3,314	5,217
Purchase commitments under agreements(2)	83,142	83,142	-	-	-
Total	98,286	85,546	4,209	3,314	5,217

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements through which we lease our operating facilities.

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

Off-Balance Sheet Arrangements

In fiscal 2014, 2015 and 2016 we did not have any off-balance sheet arrangements.

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

Product Warranty

We provide a standard limited product warranty against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our power optimizers, 12 years for our inverters and 10 years for our storage interface. In certain cases, customers can purchase extended warranties for inverters that increase the warranty period to up to 25 years.

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

Since the MTBF model does not take into account additional non-systematic failures such as failures caused by workmanship or manufacturing or design-related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 12.5 million power optimizers and approximately 513,000 inverters as of June 30, 2016.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short term and long term warranty obligations based on the period in which the warranty is expected to be claimed. The warranty provision (short and long term) was $18.2 million, $31.9 million and $51.2 million in fiscal 2014, 2015 and 2016, respectively.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought on behalf of our contract manufacturers and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or market, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability and other factors when evaluating the value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated fair market value. Inventory write-downs are recorded as cost of revenues in the accompanying statements of operations and were, $1.1 million, $1.0 million and $2.5 million in fiscal 2014, 2015 and 2016, respectively.

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

Key Assumptions

The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•
Fair value of our common stock.  Because our stock was not publicly traded prior to March 26, 2015, for periods prior to our initial public offering we have estimated the fair value of our common stock by using, among other factors, third party valuations at the time of grant of the option by considering a number of objective and subjective factors, including data from other comparable companies, issuance of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook. The fair value of the underlying common stock was determined by the management until such time as the Company’s common stock is listed on an established stock exchange or national market system. Since the completion of our initial public offering, we have valued our common stock by reference to the trading price of our common stock in the public market.

•
Expected term.  The expected term represents the period that our stock-based awards are expected to be outstanding. For stock option awards that were at the money when granted, we have based our expected term on the simplified method available under SAB 110, as we do not have sufficient historical experience for determining the expected term of the stock option awards granted. For stock option awards that were in the money when granted1 prior to the time that our common stock traded in the public market, we use an expected term that we believe is appropriate under these circumstances, which does not produce a materially different result than determining the expected term for our stock options that were granted with an exercise price at least equal to the then current fair market value of our common stock.

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

The following table presents the assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Fiscal Year Ended June 30,
	2014	2015	2016

Expected term (in years)	6.02 – 6.27 years	5.50 – 6.27 years	5.50 – 6.11 years
Expected volatility	46.3% - 55.8%	46.5% - 55.1%	55.45% - 56.03%
Risk-free rate	1.62 – 1.94%	1.39% - 2.06%	1.39% - 1.97%
Dividend yield	0.00%	0.00%	0.00%

During fiscal 2014, 2015 and 2016, we incurred a non-cash stock-based compensation expense of $1,082,000, $2,956,000 and $9,044,000, respectively. We expect to continue to grant stock options in the future, and to the extent that we do, our actual share-based compensation expense for employees and consultants recognized will likely increase.

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

Foreign Currency Exchange Risk

Approximately 31.8% and 22.0% of our revenues for fiscal 2015 and fiscal 2016, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro and British pound sterling. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $9.5 million for fiscal 2016. A hypothetical 10% change in foreign currency exchange rates between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $3.2 million for fiscal 2016.

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

We had cash and cash equivalents of $9.8 million, $144.8 million, and $74.0 million at June 30, 2014, June 30, 2015 and June 30, 2016, respectively, which was held for working capital purposes. In addition, we had available-for-sale marketable securities with an estimated fair value of $111.6 million on June 30, 2016. Since most of our investments and cash and cash equivalents are held in U.S. dollar-denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Interest Rate Risk

As of June 30, 2016, we had no outstanding borrowings.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For fiscal 2016, three major customers accounted for 32.5% of total revenues, and as of June 30, 2016 these same customers accounted for approximately 35.4% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables. In fiscal 2015 and 2014, one major customer accounted for 24.6% and 19.1%, of our total revenues, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Unaudited Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended June 30, 2016. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this this annual report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this annual report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016
	(In thousands, unaudited)
Revenues	$66,969	$73,290	$86,399	$98,420	$115,054	$124,832	$125,205	$124,752
Cost of revenues	52,939	57,509	62,698	70,149	81,527	86,250	84,471	85,639
Gross profit	14,030	15,781	23,701	28,271	33,527	38,582	40,734	39,113
Operating expense
Research and development, net	5,059	4,768	5,490	6,701	6,991	8,299	8,709	9,232
Sales and marketing	5,461	5,658	6,422	7,432	8,244	8,833	8,826	8,930
General and administrative	1,159	1,121	1,990	2,265	3,418	2,188	3,460	3,067
Total operating expenses	11,679	11,547	13,902	16,398	18,653	19,320	20,995	21,229
Operating income	2,351	4,234	9,799	11,873	14,874	19,262	19,739	17,884
Financial income (expenses)	516	(458)	(3,436)	(1,699)	(72)	(959)	2,029	(527)
Other expenses	-	-	-	104	-	-	-	-
Income before taxes on income	2,867	3,776	6,363	10,070	14,802	18,303	21,768	17,357
Taxes on income (tax benefit)	347	401	398	809	370	(5,802)	969	84
Net income	$2,520	$3,375	$5,965	$9,261	$14,432	$24,105	$20,799	$17,273

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of June 30, 2016, the end of our 2016 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is incorporated by reference into Part II, Item 8 of this Form 10-K.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Name	Age(1)	Position(s) Held
Guy Sella	52	Chief Executive Officer and Chairman of the Board
Ronen Faier	45	Chief Financial Officer
Rachel Prishkolnik	48	Vice President, General Counsel & Corporate Secretary
Zvi Lando	51	Vice President, Global Sales
Lior Handelsman	42	Vice President, Marketing and Product Strategy
Yoav Galin	43	Vice President, Research & Development
Meir Adest	40	Vice President, Core Technologies

(1) As of June 30, 2016.

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

Ronen Faier joined SolarEdge in 2011 as our Chief Financial Officer. Prior to joining SolarEdge, Mr. Faier served from 2008 to 2010 as the chief financial officer of Modu Ltd, a privately owned Israeli company, which entered into voluntary liquidation proceedings in Israel in December 2010. Between 2004 and 2007, Mr. Faier held several senior finance positions, including chief financial officer at M-Systems prior to its acquisition by SanDisk Corporation in 2006. Previously, Mr. Faier served as corporate controller of VocalTec Communications Ltd. Mr. Faier holds a CPA (Israel) license, an MBA (with Honors) from Tel Aviv University and a B.A. in Accounting and Economics from the Hebrew University in Jerusalem.

Rachel Prishkolnik joined SolarEdge in 2010 as our Vice President, General Counsel and Corporate Secretary. Prior to joining SolarEdge, Mrs. Prishkolnik served as the vice president, general counsel & corporate secretary of Gilat Satellite Networks Ltd. At Gilat she held various positions beginning as legal counsel in 2001 and becoming corporate secretary in 2004 and vice president, general counsel in 2007. Prior to Gilat, she worked at the law firm of Jeffer, Mangels, Butler & Marmaro LLP in Los Angeles. Before that, Mrs. Prishkolnik worked at Kleinhendler & Halevy (currently GKH Law Offices.) in Tel Aviv. Mrs. Prishkolnik holds an LLB law degree from the Faculty of Law at the Tel Aviv University and a B.A. from Wesleyan University in Connecticut. She is licensed to practice law and is a member of the Israeli Bar.

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

Our Board of Directors

The following table sets forth certain information concerning our directors:

Name	Age (1)	Position(s) Held
Guy Sella	52	Chief Executive Officer and Chairman of the Board
Dan Avida	52	Director*
Yoni Cheifetz	56	Director*
Marcel Gani	63	Director*
Doron Inbar	66	Director*
Avery More	61	Director*
Tal Payne	44	Director*

(1)   As of June 30, 2016

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

Yoni Cheifetz has served as a member of our board of directors since 2010. Since 2006, Mr. Cheifetz has served as a Partner at Lightspeed Venture Partners, where he focuses on investment activity in Israel in areas of interest, including the Internet, general media, mobile, communications, software, semiconductors and cleantech. Prior to joining Lightspeed Venture Partners, Mr. Cheifetz was a partner with Star Ventures from 2003 to 2006. Before joining Star Ventures, Mr. Cheifetz was a serial entrepreneur and the founder, CEO and Chairman of several privately held software companies most of which have been acquired. Mr. Chiefetz holds a B.Sc. in Applied Mathematics from Tel Aviv University and a M.Sc. in Applied Mathematics and Computer Science from the Weizmann Institute of Science. Mr. Cheifetz’s historical knowledge of our company and extensive experience in working with technology companies qualify him to serve as a member of our board of directors.

Marcel Gani has served as a member of our board of directors since 2015. From 2005 to 2009, Mr. Gani lectured at Santa Clara University, where he taught classes on accounting and finance. In 1997, Mr. Gani joined Juniper Networks, Inc. where he served as chief financial officer and executive vice president from December 1997 to December 2004, and as chief of staff from January 2005 to March 2006. Prior to joining Juniper, Mr. Gani served as chief financial officer at various companies, including NVIDIA Corporation, Grand Junction Networks, Primary Access Corporation and Next Computers. Mr. Gani served as corporate controller at Cypress Semiconductor from 1991 to 1992. Prior to joining Cypress Semiconductor, Mr. Gani worked at Intel Corporation from 1978 to 1991. Mr. Gani holds a B.A. in Applied Mathematics from Ecole Polytechnique Federal and an M.B.A. from University of Michigan, Ann Arbor. Mr. Gani serves on the board of directors of Infinera, where he is a member of the audit committee and the chairman of the compensation committee. Mr. Gani brings valuable financial and business experience to our board through his years of experience as a chief financial officer with public companies and experience as a director of other public companies.

Doron Inbar has been a venture partner at Carmel Ventures, an Israeli‑based venture capital firm that invests primarily in early stage companies in the fields of software, communications, semiconductors, internet, media, and consumer electronics, since 2006. Previously, Mr. Inbar served as the president of ECI Telecom Ltd., a global telecom networking infrastructure provider, from November 1999 to December 2005 and its chief executive officer from February 2000 to December 2005. Mr. Inbar joined ECI Telecom Ltd. in 1983 and during his first eleven years with the company, served in various positions at its wholly‑owned U.S. subsidiary, ECI Telecom, Inc., in the U.S., including executive vice president and General Manager. In July 1994, Mr. Inbar returned to Israel to become vice president, corporate budget, control and subsidiaries of ECI Telecom Ltd. In June 1996, Mr. Inbar was appointed senior vice president and chief financial officer of ECI Telecom Ltd., and he became executive vice president of ECI Telecom Ltd. in January 1999. Mr. Inbar has served on the board of directors of Alvarion Ltd. (NASDAQ: ALVR), a company that designs and sells broadband wireless and Wi‑Fi products, since September 2009 and is a member of its audit and compensation committees and serves as chairman of its nominating and governance Committee. Mr. Inbar also serves on the board of directors of SolarEdge Technologies Inc., an innovative start up in the photovoltaic industry, as chairman of the board of Archimedes Global Ltd., a company which provides health insurance and health provision in East Europe, and on the board of directors of MaccabiDent Ltd., the largest chain of dental service clinics in Israel. In 2012, Mr. Inbar joined the board of directors of Comverse Technology Inc. (NASDAQ: CNSI), where he is a member of the audit committee and corporate governance committee. Mr. Inbar serves also as a board member and management consultant at Degania Medical Ltd., a medical device designer and manufacturer, and as a board member and management advisor to the board of Tzinorot Ltd. Previously, Mr. Inbar served as chairman of the board of C‑nario Ltd., a global provider of digital signage software solutions, chairman of the board of Followap Ltd., which was sold to Neustar, Inc. in November 2006, and chairman of the board of Enure Networks Ltd. Mr. Inbar holds a B.A. in Economics and Business Administration from Bar‑Ilan University, Israel.

Avery More has served as a member of our board of directors since 2006. Mr. More was the sole seed investor in the Company through his fund, ORR Partners I, L.P., and has participated in all successive rounds. Mr. More joined Menlo Ventures in 2013 as a venture partner, and focuses on investments in technology companies. Prior to joining Menlo Ventures, Mr. More was the president and chief executive officer of CompuCom Systems Inc. from 1989 to 1993. Mr. More currently serves on the board of directors of Vidyo, Inc., QualiSystems Ltd., Takipi BuzzStream, AppDome and Dome9. Mr. More has specific attributes that qualify him to serve as a member of our board of directors, including his historical knowledge of our company and his experience as a director of other private and public technology companies.

Tal Payne has served as a member of our board of directors since 2015. Tal Payne brings over 15 years of financial management experience, serving as Chief Financial Officer in Check Point Software Technologies Ltd. (“Check Point”) since joining in 2008 and as Chief Financial and Operations Officer since 2015. Prior to joining Check Point, Ms. Payne served as Chief Financial Officer at Gilat Satellite Networks, Ltd., where she held the role of Vice President of Finance for over five years. Ms. Payne began her career as a CPA in public accounting at PricewaterhouseCoopers. Ms. Payne holds a B.A. in Economics and Accounting and an Executive M.B.A., both from Tel Aviv University. Ms. Payne is a certified public accountant. Ms. Payne brings valuable financial and business experience to our board through her years of experience as a chief financial officer with publicly traded companies.

Committees of our Board of Directors

Our board of directors has established audit, compensation, and nominating and corporate governance committees. The composition, duties and responsibilities of these committees are set forth below. Our board of directors may from time to time establish certain other committees to facilitate the management of the Company.

Audit Committee

Our board of directors has established an audit committee, which operates under a written charter that is available on our website at http://investors.solaredge.com and that satisfies the applicable standards of the SEC and the listing requirements of NASDAQ. The audit committee’s responsibilities include, but are not limited to: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our outside auditor; (2) at least annually, reviewing the independence of our outside auditor; (3) reviewing with our independent registered public accounting firm the matters required to be reviewed by applicable auditing requirements; (4) approving in advance all audit and permissible non‑audit services to be performed by our independent registered public accounting firm; (5) meeting to review and discuss with management and the outside auditor the annual audited and quarterly financial statements of the Company and the independent auditor’s reports related to the financial statements; (6) receiving reports from management regarding, and reviewing and discussing the adequacy and effectiveness of, the Company’s disclosure controls and procedures; (7) establishing and overseeing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, auditing and federal securities law matters;(8) establishing and periodically reviewing policies and procedures for the review, approval and ratification of related person transactions; and (9) oversee the preparation of the report of the audit committee that SEC rules require to be included in our annual proxy statement.

Our audit committee consists of Marcel Gani, Tal Payne and Doron Inbar, with Marcel Gani serving as chairman. Rule 10A‑3 of the Exchange Act and NASDAQ Global Select Market rules require us to have one independent audit committee member upon the listing of our common stock on the NASDAQ Global Select Market, a majority of independent directors within 90 days of the date of listing and all independent audit committee members within one year of the date of listing. We comply with the independence requirements. Our board of directors has determined that Marcel Gani and Tal Payne each qualify as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ Global Select Market rules and regulations.

Compensation Committee

Our board of directors has established a compensation committee, which operates under a written charter that is available on our website at http://investors.solaredge.com and that satisfies the applicable standards of the SEC and the listing requirements of NASDAQ. The compensation committee’s responsibilities include, but are not limited to: (1) overseeing our overall compensation philosophy, policies and programs; (2) reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, approving grants of equity awards to the Chief Executive Officer and recommending to the independent directors the Chief Executive Officer’s compensation based on this evaluation; (2) overseeing the evaluation of other executive awards and approving equity awards to these officers, and setting their compensation based upon the recommendation of the Chief Executive Officer; (3) reviewing and approving the design of other benefit plans pertaining to executive officers; (4) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) overseeing preparation of the report of the compensation committee to the extent required by SEC rules to be included in our annual meeting proxy statement.

Our compensation committee consists of Avery More, Marcel Gani, Dan Avida and Doron Inbar, with Avery More serving as chairman. The composition of our compensation committee meets the requirements for independence under current rules and regulations of the SEC and the NASDAQ Global Select Market. Each member of the compensation committee is also a non‑employee director, as defined pursuant to Rule 16b‑3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is, or was in fiscal 2016, an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Director Compensation for Fiscal 2016

Director Compensation Table

The following table sets forth the total cash and equity compensation paid to our non‑employee directors for their service on our board of directors and committees of our board of directors during fiscal 2016.  Mr. Sella is not eligible to receive any additional compensation for serving on our board of directors. His compensation for serving as our Chief Executive Officer is disclosed in the “—Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Avida (2)	40,000	-	—	—	—	—	40,000
Yoni Cheifetz (3)	-	-	—	—	—	—	—
Marcel Gani (4)	55,000	-	—	—	—	—	55,000
Doron Inbar (5)	40,000	-	—	—	—	—	40,000
Avery More (6)	50,000	-	—	—	—	—	50,000
Tal Payne (7)	35,000	-	—	—	—	—	35,000

(1) Amounts in this column reflect the amount of pro-rated annual retainers for board and committee service, as detailed below. See “Director Compensation Program

(2) Mr. Avida was granted 11,240 restricted stock units, 4,496 of which were unvested as of June 30, 2016.

(3) Mr. Cheifetz was granted 11,240 restricted stock units, 4,496 of which were unvested as of June 30, 2016.

(4) Mr. Gani was granted 11,240 restricted stock units, 4,496 of which were unvested as of June 30, 2016.

(5)	In January 2011, Mr. Inbar was granted an option to purchase 223,333 shares of our common stock at $2.01. As of June 30, 2016, all of the 223,333 options are outstanding. In addition, in March 2015, Mr. Inbar was granted 11,240 restricted stock units, 4,496 of which were unvested as of June 30, 2016.

(6) Mr. More was granted 11,240 restricted stock units, 4,496 of which were unvested as of June 30, 2016.

(7) Mrs. Payne was granted 11,240 restricted stock units, 4,496 of which were unvested as of June 30, 2016.

Director Compensation Program

Each of our non‑employee directors is eligible to receive compensation for his or her service on our board of directors consisting of annual cash retainers and equity awards. Specifically, as of July 1, 2016, our non‑employee directors are entitled to receive the following annual retainers for their service on our board of directors, which are in four equal quarterly installments and prorated for any partial year of service on our board of directors. Directors serving as chair of a committee do not also receive compensation as a general member of such committee.

Position	Retainer ($)
Board Member	40,000
Audit Committee Chair	20,000
Compensation Committee Chair	15,000
Nominating and Corporate Governance Committee Chair	10,000
Audit Committee Member	10,000
Compensation Committee Member	7,500
Nominating and Corporate Governance Committee Member	5,000

The equity awards for our non‑employee directors consist of (i) an initial equity award in the form of restricted stock units, granted upon the individual’s initial appointment to our board of directors, with a grant date value of $150,000, and (ii) an annual equity award in the form of restricted stock units with a grant date value of $100,000, subject to proration, for directors whose commencement of board service is in the midst of a particular year. The initial restricted stock unit awards vest in equal annual installments over three years and annual restricted stock unit awards vest in full on the earlier of: (i) after one year after their grant; and (ii) at the annual shareholders meeting following their grant (or the balance of this period in which the award is granted, in the case of pro‑rated annual awards), subject in each case to continued board service through the applicable vesting date. As of July 1, 2016, all equity awards granted to directors will automatically accelerate upon death or disability.

Our directors are reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Our directors are also entitled to the protection provided by the indemnification provisions in our by‑laws. Our board of directors may revise the compensation arrangements for our directors from time to time.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and an Employee Code of Conduct that applies to our officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. These Codes are published on our corporate governance website located at http://investors.solaredge.com/phoenix.zhtml?c=253935&p=irol-govHighlights. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and SEC rules require our directors, executive officers and persons who own more than 10% of any class of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Statements of Changes of Beneficial Ownership of Securities on Form 4 are generally required to be filed within two business days of a change in beneficial ownership of securities. Based solely on our review of the reports filed during fiscal 2016, and on written representations from such reporting persons, we determined that all of our directors and reporting officers failed to timely file one Form 4, each with respect to the vesting of RSUs that had been reported as granted.

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

The compensation committee has reviewed and discussed the below Compensation Discussion and Analysis with management and its independent consultant and, based on the review and discussions, recommended to our board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee,

Avery More, Chairman
Dan Avida Marcel Gani
Doron Inbar

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Strategy

 The main objectives of our pay-for-performance compensation program are to:

•	motivate our executives to maximize stockholder value;

•	provide compensation that varies based on performance; and

•	attract and retain managerial talent, without promoting unreasonable risk taking.

 These guiding principles apply to all of our executive pay practices discussed.

Compensation Governance Highlights

 In addition to aligning pay with performance, our executive compensation program is intended to be consistent with corporate governance best practices. This is demonstrated by the following elements in our 2016 executive officer compensation arrangements:

•	robust selling restrictions;

•	restrictions on hedging and pledging the Company’s common stock;

•	use of objective, performance criteria in our short- and long-term incentive plans;

•	advice from independent compensation consultants retained by the compensation committee;
•	no specific retirement benefit plans designed solely for senior executives or related entitlements such as executive benefits and perquisites, tax gross-ups, etc.

2016 Results and Key Events and Impact on Compensation

The Company’s performance in fiscal 2016 was significantly better than fiscal 2015 in all parameters. Our revenues grew from $325.1 million in fiscal 2015 to $489.8 million in fiscal 2016. Gross margins also grew from 25.2% in fiscal 2015 to 31.0% in fiscal 2016. Our net profits were $21.1 million in fiscal 2015 and $76.6 million for fiscal 2016. In addition, the Company generated $52.4 million in cash from operating activities for the fiscal year ended June 30, 2016. In fiscal 2016 we also introduced a new inverter technology, the HD Wave which embodies a new power conversion topology that the Company believes is one of the most significant leaps in solar technology in the past 20 years. The Company also announced the commercial availability of products for storage solutions that are compatible with leading home battery manufacturers.

In line with our emphasis on pay-for-performance and our performance relative to our peers, compensation awarded to our named executive officers (“NEOs”) for 2016 reflected our positive financial results.

Named Executive Officers

 Our named executive officers, or NEOs, for fiscal 2016 are: our Chief Executive Officer and Chairman of the Board, Guy Sella; our Chief Financial Officer, Ronen Faier; our Vice President, Global Sales, Zvi Lando; our VP Research and Development, Yoav Galin, and our VP General Counsel and Corporate Secretary, Rachel Prishkolnik.

Compensation Objectives and Guiding Principles

 The primary objectives of our executive compensation program are as follows:

•	Pay for Performance: Motivate, recognize and reward superior performance and individual contributions.

•	Alignment of Interests: We seek to align the interests of our senior executives with those of our stockholders.

•
Attraction, Motivation, and Retention of Talent: Our senior executive compensation programs are designed to help us attract, motivate and retain key management talent who drive profitability and the creation of stockholder value

Elements of Compensation

The following table describes each element of our senior executive compensation program and how these elements achieve our compensation objectives:

Compensation Element	Form	Objective	Rationale/Key Characteristics
Base Salary	Cash	Attraction Retention Performance
•    Fixed compensation
•    Intended to be commensurate with each senior executive’s position and level of responsibility
•    Evaluated annually or as necessary in response to organizational/business changes, individual performance, market data, etc., but are not automatically increased

Annual Cash Incentive Compensation	Cash	Performance Alignment of Interests Motivation
•    Tied to Company and, for all NEOs other than the CEO, individual performance
•    Designed to reward achievement of annual performance goals that we consider important contributors to stockholder value
•    Performance goals and targets are established by the compensation committee at the beginning of each calendar year
•    The compensation committee approves annual cash incentive award payouts based on the level of achievement of these pre-established goals

Long-Term Incentives	Options Restricted Stock Units Performance-Vested Restricted Stock Units (“PRSUs”)	Performance Alignment of Interests Performance Alignment of Interest Retention Motivation
•    Since options have no value unless the value of our  common stock increases, it aligns the interests with our stockholders.

•    The multiyear vesting encourages retention since recipients need to remain employed in order for vesting to occur.

•   Variable compensation designed to reward contributions to our long-term strategic, financial and operational success, motivate future performance, align the interests of senior executives with those of stockholders and retain key senior executives through the term of the awards
•    PRSUs are at risk through the applicable performance period and depend upon the achievement of key performance measures that drive value for our stockholders thus aligning the interests of our senior executives with our stockholders and, following achievement of applicable performance goals, become subject to service-based vesting restrictions that serve to retain senior executives

Other Compensation and Benefits	N/A	Attraction Retention
•      NEOs receive benefits that are generally available to all salaried employees in Israel, where the NEOs are located. This includes contributions to an education fund and to a fund known as Manager’s Insurance, which provides a combination of retirement plan, insurance and severance pay benefits to Israeli employees.
•      NEOs receive benefits that we generally make available to all salaried employees, including participation in the Employee     Stock Purchase Plan.

Change in Control Arrangements	Equity	Attraction Retention
•   Certain of our NEOs have a clause in their employment agreement that entitles them to immediate vesting of equity in the event of a termination within one year following a change in control (“double-trigger” equity vesting)
•    Keep management’s highest priority on stockholder interests in the face of events that may result in a change-in-control and not on potential individual implications of any such events
•    Reasonable change-in-control protections for our senior executives are necessary in order for us to attract and retain qualified employees
•    We periodically review the necessity and design of our senior executive severance and change-in-control arrangements

Implementing Compensation Objectives

Determining Compensation

In making compensation decisions, we review the performance of the Company and each senior executive. We also consider the senior executive’s level of responsibility, the importance of the senior executive’s role in achieving our corporate objectives, and the senior executive’s long-term potential, while taking into account his or her current target compensation, value of outstanding equity awards and stock ownership levels, and our stock selling restrictions for senior executives. Finally, we weigh competitive practices, relevant business and organizational changes, retention needs and internal pay equity.

In order to attract, retain and motivate the best management talent, we believe that we must provide a target compensation package that is competitive relative to our peers. In connection therewith, the compensation committee considers practices of specific companies that we identified as our peers for executive compensation in 2016 (the “2016 Peer Group”), as well as size-appropriate technology industry survey data.

Each year, the compensation committee reviews the market data with the assistance of its external compensation consultant and makes changes as appropriate in order to ensure it continues to appropriately reflect the Company’s size, industry and scope of operations.

For fiscal 2016, working with Frederic W. Cook & Co., Inc. (“FW Cook”), the compensation committee approved the below 2016 Peer Group based on multiple factors, including business similarities and broadly comparable financial profiles (i.e., revenue, market capitalization, enterprise value and growth profiles). The 2016 Peer Group used for establishing 2016 senior executive target compensation was as follows: Generac Holdings Inc., Verint Systems Inc., MKS Instruments Inc., Stratasys Ltd., Powell Industries Inc., Polypore International Inc., Advanced Energy Industries Inc., Ormat Technologies Ltd., Mellanox Technologies Ltd., Xura Ltd. (formerly Comverse, Inc.), Enphase Energy, Inc., Tessera Technologies Inc., SolarCity Corporation, Vicor Corporation and Wix.com Ltd.

When the compensation committee evaluated the 2016 Peer Group, our revenues were positioned at approximately the thirty-fifth percentile compared to the group, our operating income was at approximately the fifty-third percentile and our market capitalization was at approximately the forty-first percentile.

After reviewing the peer group data described above, we determined the approximate range within which to target total direct compensation (the sum of base salary, target annual incentive and the grant date fair value of long-term incentives) for our senior executives for 2016. Within that range, we incorporated flexibility to respond to and adjust for the evolving business environment and our specific hiring and retention needs.

In general for 2016, we set base salary and short- and long-term incentive compensation opportunities for our senior executives, including the NEOs, at or near the median of the peer group proxy and survey data, where applicable. As described below, individual levels varied from the targeted position for each of the elements of target total direct compensation based on the compensation committee’s overall subjective evaluation of individual performance, senior executive responsibilities relative to benchmark position responsibilities, and individual skill set and experience.

Role of Compensation Committee and Management

The compensation committee has primary responsibility for overseeing the design and implementation of our senior executive compensation programs. The compensation committee, with input from the other independent directors, evaluates the performance of the CEO. The compensation committee then recommends CEO compensation to the independent directors for approval. The CEO and the compensation committee together review the performance of our other senior executives, and the compensation committee determines their compensation based on recommendations from the CEO. The executives do not play a role in their own individual compensation determinations.

Role of Compensation Consultants

With respect to decisions for 2016 target compensation of the NEOs, competitive review of senior executive and non-employee director compensation programs and peer group review for 2016, the compensation committee retained FW Cook to review market trends and advise the compensation committee. FW Cook is the sole compensation consultant of the compensation committee.

Our compensation committee has concluded that no conflicts of interest exist with respect to FW Cook’s provision of services after considering the following six factors: (i) the provision of other services to us by FW Cook; (ii) the amount of fees FW Cook received from us as a percentage of the total revenue of FW Cook; (iii) the policies and procedures of FW Cook that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the FW Cook consultants with a member of the compensation committee; (v) any of our stock owned by the FW Cook consultants; and (vi) any business or personal relationship of the FW Cook consultants or FW Cook with any of our executive officers.

The compensation committee is directly responsible for the appointment, compensation and oversight of FW Cook. FW Cook reported directly to the compensation committee, although the compensation committee instructed FW Cook to work with management to compile information and to gain an understanding of the Company and any Company-related issues for consideration by the compensation committee, including market trends.

Compensation-Related Governance Policies

Stock Ownership and Holding Guidelines

Effective March 31, 2015, all of our employees, including the NEOs, are subject to our Insider Trading Policy which forbids employees to trade in the Company’s stock, or any derivatives thereof, while holding non-public material information or during the Company’s set “black-out periods”.

Compensation of the Named Executive Officers

In determining target total compensation for our NEOs for 2016, we evaluated the financial and operational performance of the Company and considered each senior executive’s contributions to that performance. As part of the annual senior executive compensation review, the compensation committee reviewed independent market data as well as then-current pay levels of the Company’s senior executives, the Company’s pay philosophy and corporate performance, and the individual performance of the Company’s senior executives.

For a discussion of the Company’s 2016 performance, see “Executive Summary — 2016 Results and Key Events” above.

Base Salary

The compensation committee (and the independent directors, in the case of the CEO) approved fiscal 2016 base salaries for the NEOs in August 2015. The salaries reflected significant increases in base salaries for all of our NEOs, which were made to: (i) align the cash/equity mix of compensation to that of a publicly–traded, profitable Company following the Company’s recent IPO; and (ii) to fall within the range of the median relative to the benchmarking market data, consistent with the compensation committee’s stated philosophy, as noted above. The following table sets forth the 2016 base salaries for the NEOs:

Name and Principal Position	Annual base salary prior to increase	Annual base salary after increase	Percentage increase
Guy Sella - Chief Executive Officer and Chairman of the Board	323,077	510,000	58%

Ronen Faier - Chief Financial Officer	184,615	300,000	63%

Zvi Lando - Vice President, Global Sales	215,385	300,000	39%

Yoav Galin - VP Research and Development	184,615	275,000	49%

Rachel Prishkolnik - VP General Counsel and Corporate Secretary	169,231	250,000	48%

Annual Cash Incentive Compensation

For calendar year 2015, each NEO was eligible to receive an annual incentive compensation payment based on achievement of pre‑established performance goals. For Mr. Sella, the performance goals were 100% weighted based upon Company‑related financial, operational and strategic objectives, comprised of 70% financial achievement, 10% operations, 10% strategy and 10% scalability. For the remaining NEOs, the performance goals were weighted based upon 50% Company‑related financial, operational and strategic objectives (the same as for the CEO) and 50% individual performance. The Company exceeded the financial goals by exceeding revenues, profitability and gross margin targets. Specifically, the financial achievement parameters of the bonuses were contingent upon the Company meeting its targeted annual calendar revenues of $345 million, a net income of $20 million and achieving a gross margin of above 25%. The Company exceeded all of these parameters by achieving revenues of $424.7 million, a net income of $53.8 million and a gross margin of 29.2%. The individual performance goals relate to each NEO’s specific areas of contribution to the Company such as specific goals for the development of products for our Vice President of Research and Development or the penetration of sales in certain new geographic regions for our Vice President of Sales. Each of the NEOs received a bonus under the compensation plan that had been preapproved by the Committee and after review by the Committee of the specific performance goals and determination of their level of achievement. Specifically, Mr. Sella was awarded $714,528 which represents 140% of his Base Salary; Mr. Faier was awarded $260,841 which represents 87% of his Base Salary; Mr. Lando was awarded $247,065 which represents 82% of his Base Salary; Mr. Galin was awarded $235,933 which represents 86% of his Base Salary and Ms. Prishkolnik was awarded $202,542 which represents 81% of her Base Salary. These performance-based cash bonuses were paid in March 2016 for achievement of business objectives established by the Committee for calendar year 2015.

Equity Compensation

In August 2015, the Committee evaluated the equity compensation of the CEO and other senior executives as part of the study performed by FW Cook. In order to align NEO compensation with the median of the 2016 Peer Group (with adjustments as necessary based on the Committee’s overall subjective evaluation of individual performance, senior executive responsibilities relative to benchmark position responsibilities, and individual skill set and experience), the Committee approved annual long-term incentive grants for the CEO and other NEOs (as well as the other senior executives) consisting of 50% RSUs, 40% options and 10% performance-based RSUs. All of the equity grants have a four-year vesting period. The options were granted at an exercise price of $25.09, which was the fair market value of the shares as of the date of the grant. The rationale of granting options to senior executives is to create more leverage and greater wealth creation opportunity that can materially impact financial and stock price performance, consistent with typical market practice and aligning senior executives with the interests of the Company’s shareholders. The options have strong performance orientation since they only provide value if the stock price increases. The time-vested RSUs, which are granted to all of the Company’s employees, offer more certainty in value delivery (while still being shareholder aligned) thereby driving executive retention. The Committee also allocated 10% of the equity grants to the CEO and other NEOs in the form of performance based RSUs which were linked to the same Company and individual performance goals used in the annual incentive program for calendar 2015. Entitlement to the performance based RSUs was evaluated based on the achievement of the same calendar 2015 bonus criterion vest over a four year period from the date of grant.

Employment Agreements

             During fiscal 2016 we were party to employment agreements with Messrs. Sella, Faier, Lando, Galin and Ms. Prishkolnik. Each of these employment agreements provides for employment of the NEO on an “at‑will” basis and provide for a base salary, vacation, sick leave, payments to a pension and severance fund as well as an Israeli recreational fund and recuperation pay in accordance with Israeli law. See the section below titled “Executive Compensation Table Narrative--Employment Agreements” for more information.

Other Compensation
Our CEO and the remaining NEOs receive benefits that we generally make available to all salaried employees in Israel, where the NEOs are located. These include contributions to an education fund and to a fund known as Manager’s Insurance, which provides a combination of retirement plan, insurance and severance pay benefits to Israeli employees. See the section below titled “Executive Compensation Table Narrative--Employment Agreements” for more information. Executives do not receive any special perquisites not extended to other employees of the Company.

Tax Deductibility of Compensation

 In general, Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limit of $1 million on the amount that a publicly held corporation may deduct for federal income tax purposes for compensation paid to the company’s “covered employees” (generally, its chief executive officer and three other executive officers (other than its chief financial officer) whose compensation is disclosed). This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if performance meets pre-established, objective goals established by a compensation committee that is comprised solely of two or more “outside directors,” based on criteria approved by stockholders). With respect to the deductibility limit of Section 162(m) of the Internal Revenue Code of 1986, as amended, we generally try to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in our best interests. However, we reserve the right to authorize the payment of non-deductible compensation if we deem that it is appropriate to do so under the circumstances.

COMPENSATION RISK

 Our compensation programs are designed to balance risk and reward in relation to the Company’s overall business strategy. Management assessed, and the compensation committee reviewed, our senior executive and broad-based compensation and benefits programs. Based on this assessment, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. Among the program attributes that discourage inappropriate risk-taking are:

•	the balance between annual and long-term compensation, including the fact that a significant portion of compensation is delivered in the form of equity incentives that vest over several years;

•	the use of multiple financial metrics for performance-based annual and long-term incentive awards and the use of individual goals under our annual cash incentive program;

•	the compensation committee’s ability to modify annual cash incentives to reflect the quality of earnings, individual performance, and other factors that it believes should influence compensation; and

•	our management stock selling restrictions encourage a longer-term perspective and align the interests of senior executives and the Board, as applicable, with other stockholders.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Fiscal 2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Option Awards($)(4)	Stock Awards($)(4)	Non Equity Incentive Plan Compensation($)(1)(5)	All Other Compensation ($)(1)		Total ($)
Guy Sella Chief Executive Officer and Chairman of the Board	2016	483,192	—		641,051	903,240	714,528	72,435	(6)	2,814,446
2015		298,114	243,808	(3)	4,650,956		174,348	46,749	(7)	5,413,975
2014		273,746	218,150	(2)	—		—	43,732	(8)	535,628

Ronen Faier Chief Financial Officer	2016	283,315	—		256,420	361,296	260,841	42,666	(9)	1,204,538
2015		180,319	92,879	(3)	154,399		59,574	28,720	(10)	515,891
2014		188,201	63,991	(2)	—		—	29,850	(11)	282,042

Zvi Lando Vice President, Global Sales	2016	288,503	—		256,420	361,296	247,065	46,329	(12)	1,199,614
2015		190,260	—		154,399		71,815	31,688	(13)	448,162
2014		178,223	79,544	(2)	—		—	26,588	(14)	284,355

Yoav Galin VP Research and Development	2016	262,299	—		256,420	361,296	235,933	42,256	(15)	1,158,204

Rachel Prishkolnik VP General Counsel and Corporate Secretary	2016	238,690	—		149,579	210,756	202,542	37,148	(16)	838,715

(1)	We paid the amounts reported for each named executive officer in New Israeli Shekels. We have translated amounts paid in New Israeli Shekels into U.S. dollars at the foreign exchange rate published by the Bank of Israel as of the date of payment.

(2)	Represents discretionary bonuses paid to Mr. Sella, Mr. Faier and Mr. Lando in respect of the Company’s performance in calendar 2014.

(3)	Represents one time bonuses to Mr. Sella and Mr. Faier in connection with the completion of our initial public offering.

(4)	The amounts in this column represent the aggregate grant date fair value of the option awards granted to our NEOs, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of these option awards in Note 2v to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There can be no assurance that these awards will vest or will be exercised (in which case no value will be realized by the individual), or that the value upon exercise will approximate the aggregate grant date fair value.

(5)	Represents the cash bonuses earned pursuant to our Management By Objectives (MBO) program calendar 2015.

(6)	Includes a $40,250 contribution by the Company to Mr. Sella’s severance fund and $32,185 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(7)	Includes a $24,833 contribution by the Company to Mr. Sella’s severance fund and $21,916 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(8)	Includes a $22,812 contribution by the Company to Mr. Sella’s severance fund and $20,920 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(9)	Includes a $22,772 contribution by the Company to Mr. Faier’s severance fund and $19,894 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance

(10)	Includes a $15,021 contribution by the Company to Mr. Faier’s severance fund and $13,699 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(11)	Includes a $15,683 contribution by the Company to Mr. Faier’s severance fund and $14,167 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(12)	Includes a $24,032 contribution by the Company to Mr. Lando’s severance fund and $22,297 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(13)	Includes a $15,849 contribution by the Company to Mr. Lando’s severance fund and $15,839 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(14)	Includes a $14,852 contribution by the Company to Mr. Lando’s severance fund and $11,736 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(15)	Includes a $21,850 contribution by the Company to Mr. Galin’s severance fund and $20,406 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

(16)	Includes a $19,107 contribution by the Company to Ms. Prishkolnik’s severance fund and $18,042 in aggregate Company contributions to pension and Israeli recreational funds and a recuperation allowance.

Fiscal 2016 Grants of Plan-Based Awards

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
	Equity Award Grant Date	Threshold ($)	Target (5) ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock & Option Awards ($)(1)
Guy Sella			510,000
	8/19/2015									48,000	$25.09	641,051
	8/19/2015								30,000			752,700
	8/19/2015				0	6,000	(2)	6,000				150,540
Ronen Faier			200,000
	8/19/2015									19,200	$25.09	256,420
	8/19/2015								12,000			301,080
	8/19/2015				0	2,400	(3)	2,400				60,216
Zvi Lando			200,000
	8/19/2015									19,200	$25.09	256,420
	8/19/2015								12,000			301,080
	8/19/2015				0	2,400	(3)	2,400				60,216
Yoav Galin			183,333
	8/19/2015									19,200	$25.09	256,420
	8/19/2015								12,000			301,080
	8/19/2015				0	2,400	(3)	2,400				60,216
Rachel Prishkolnik			166,667
	8/19/2015									11,200	$25.09	149,579
	8/19/2015								7,000			175,630
	8/19/2015				0	1,400	(4)	1,400				35,126

(1)	The amounts in this column represent the aggregate grant date fair value of the options and RSU awards granted to our NEOs, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of these option awards in Note 2v to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There can be no assurance that these awards will vest or will be exercised (in which case no value will be realized by the individual), or that the value upon exercise will approximate the aggregate grant date fair value.

(2)	Represents the grant of 6,000 performance-based restricted stock units, of which 100% were achieved based on the performance goal criterion.

(3)	Represents the grant of 2,400 performance-based restricted stock units, of which 100% were achieved based on the performance goal criterion.

(4)	Represents the grant of 1,400 performance-based restricted stock units, of which 100% were achieved based on the performance goal criterion.

(5)	The Non-Equity Incentive Plan does not include any thresholds or a maximum cap for the Non-Equity Awards.

Executive Compensation Table Narrative

Employment Agreements

We are party to an employment agreement with Mr. Sella, pursuant to which he began serving as our (and SolarEdge Technologies Ltd.’s) Chief Executive Officer and Chairman of the Board, effective September 1, 2007. In addition, SolarEdge Technologies Ltd. is party to an employment agreement with (i) Mr. Faier, effective as of January 2, 2011, pursuant to which he began serving as its Chief Financial Officer,; (ii) Mr. Lando effective as of May 17, 2009, pursuant to which he began serving as its Global Vice President of Sales; (iii) Mr. Galin effective as of June 1, 2006 pursuant to which he began serving as its Vice President, Research and Development; and (iv) Mrs. Prishkolnik, effective November 1, 2010, pursuant to which she began serving as VP General Counsel and Corporate Secretary.

Each of these employment agreements provides for employment of the NEO on an “at‑will” basis. In all cases, either party may terminate the agreement by providing 60 days prior written notice; provided, however, that we may terminate the agreements immediately and without prior notice and make a payment in lieu of advance notice, in accordance with applicable law. In addition, we may also terminate the agreements immediately upon written notice in the event of “cause” (as defined therein).

The agreements provide for a base salary, vacation, sick leave, payments to a pension and severance fund as well as an Israeli recreational fund and recuperation pay in accordance with Israeli law. Pursuant to the agreements, we have effected a manager’s insurance policy for each NEO pursuant to which we make contributions on behalf of each NEO as well as the required statutory deductions from salary and any other amounts payable under the agreements on behalf of each NEO to the relevant authorities in accordance with the requirements of Israeli law. For all NEOs, we contribute 8.33% of each NEOs base salary toward the policy for the severance pay component, 5% for the savings and risk component (or 6% in the case of a pension fund, with such amount to be allocated to a provident fund or pension plan), 7.5% for the educational fund component, up to $4,100 per year and up to 2.5% for disability insurance. In all cases we deduct 5% of each NEO’s base salary to be paid on behalf of the NEO toward the policy (or 5.5%, in the event an NEO chooses to allocate his payments to a pension plan) and 2.5% for the educational fund component.

On February 5, 2016, Amendment no. 12 of the Supervision of Financial Services (Provident Funds) Law, 5765-2005 and the corresponding Integrated Extension Order For Compulsory Pension came into effect pursuant to which as of July 1, 2016 employee and employer contribution rates for pension and manager’s insurance funds shall increase for all of our employees including our NEOs. As of July 1, 2016 Employee pension fund contributions shall increase to 5.75% and employer pension fund contributions shall increase to 6.25%. In the event that an employee has a manager’s insurance fund the employer shall be required to allocate a portion of its contributions to purchase disability insurance to insure 75% of an employee’s salary which allocation shall not decrease the severance component of the employer’s contributions below 5% or increase total employer contributions above 7.5%.

Outstanding Equity Awards as of June 30, 2016

The following table provides information regarding outstanding equity awards held by each of our NEOs as of June 30, 2016, including the applicable vesting dates.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Guy Sella	73,333	—		$1.50	July 1, 2019	—		—
	76,667	—		$2.46	January 26, 2022	—		—
	27,778	38,888	(1)	$5.01	October 29, 2024	—		—
	291,470	485,783	(2)	$5.01	December 22, 2024	—		—
	9,000	39,000	(3)	$25.09	August 19, 2025	—		—
	—	—		—	—	29,250	(4)	$573,300
Ronen Faier	100,000	—		$2.01	January 25, 2021	—		—
	91,666	—		$2.46	January 26, 2022	—		—
	27,778	38,889	(1)	$5.01	October 29, 2024	—		—
	3,600	15,600	(3)	$25.09	August 19, 2025	—		—
	—	—		—	—	11,700	(4)	$229,320
Zvi Lando	98,333	—		$1.50	May 28, 2019	—		—
	63,333	—		$2.01	January 25, 2021	—		—
	68,333	—		$2.46	January 26, 2022	—		—
	27,778	38,889	(1)	$5.01	October 29, 2024	—		—
	3,600	15,600	(3)	$25.09	August 19, 2025	—		—
	—	—		—	—	11,700	(4)	$229,320
Yoav Galin	75,000	—		$2.46	January 26, 2022	—		—
	27,778	38,888	(1)	$5.01	October 29, 2024	—		—
	3,600	15,600	(3)	$25.09	August 19, 2025	—		—
	—	—		—	—	11,700	(4)	$229,320
Rachel Prishkolnik	40,000	—		$2.01	January 25, 2021	—		—
	20,000	—		$2.46	January 26, 2022	—		—
	13,889	19,444	(1)	$5.01	October 29, 2024	—		—
	2,100	9,100	(3)	$25.09	August 19, 2025	—		—
	—	—		—	—	6,826	(4)	$133,790

(1)	The shares subject to the stock option vest over a four‑year period commencing October 31, 2014, with 1/48 of the shares vesting monthly thereafter.

(2)	The shares subject to the stock option vest over a four‑year period commencing December 31, 2014, with 1/48 of the shares vesting monthly thereafter.

(3)	The shares subject to the stock option vest over a four‑year period commencing August 31, 2015, with 1/16 of the shares vesting quarterly thereafter.

(4)	The shares subject to the RSU vest over a four-year period commencing on August 31, 2015, with 1/16 of the shares vesting quarterly thereafter.

2016 Option Exercises and Stock Vested Table

The following table provides information regarding option exercises and stock vested during the last fiscal year for each named executive officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise ($)(1)	Number of Shares Acquired on Vesting#	Value Realized on Vesting ($)(2)
Guy Sella	—	—	6,750	$150,375
Ronen Faier	100,000	$2,237,406	2,700	$60,150
Zvi Lando	61,667	$1,492,021	2,700	$60,150
Yoav Galin	75,000	$1,810,095	2,700	$60,150
Rachel Prishkolnik	40,000	$911,491	1,574	$35,068

(1) The value realized on exercise is calculated as the difference between (A) either (i) the actual sales price of the shares underlying the options exercised if the shares were immediately sold upon exercise or (ii) the closing price of the shares underlying options exercised if the shares were not immediately sold after exercise and (B) the applicable exercise price of the options.

(2)  The value realized on vesting is calculated by multiplying (A) the closing price of a common share on the vesting date and (B) the number of shares acquired on vesting before withholding taxes.

Potential Payments upon Termination of Employment and Change of Control

Severance

Pursuant to the terms of the employment agreements with the NEOs, as well as in accordance with Israeli law, upon a termination of the NEO’s employment, the NEO is entitled to the payments we have made on behalf of each NEO to the Manager’s Insurance Policy.

Equity Acceleration

Pursuant to the terms of his employment agreement, if within 12 months following the occurrence of a “change in control” Mr. Sella is terminated without “cause or if Mr. Sella terminates his employment due to “justifiable reasons” (each such term as defined in his Mr. Sella’s agreement), he will be entitled to full acceleration of any unvested shares of restricted stock or stock options held by him at the time of such termination. Pursuant to the terms of their respective employment agreements, if Mr. Faier or Mr. Lando employment agreements are terminated within 12 months of the date of a “transaction” without “cause” (each term as defined therein), then all outstanding and unvested stock options will become fully vested and exercisable as of the date of such termination. In addition, pursuant to Mr. Faier’s employment agreement if within 12 months following a “transaction”, Mr. Faier terminates his employment due to “justifiable reason” (as defined therein) then all outstanding and unvested stock options will become fully vested and exercisable as of the date of such termination. Mr. Galin and Mrs. Prishkolnik’s respective employment agreements do not contain similar vesting acceleration provisions.

Furthermore, in the event of a “transaction” (as defined in our 2007 Global Incentive Plan (the “2007 Plan”), all outstanding equity held by each NEO will accelerate to the extent such awards are not assumed or substituted by a successor corporation in connection with such transaction.

Potential Payments as of June 30, 2016

 The following tables show the value of the potential payments and benefits our named executive officers would receive in various scenarios involving a termination of their employment or a change in control or other qualifying corporate transaction, assuming a June 30, 2016 triggering date and, where applicable, using a price per share for our common stock of $19.60 (the closing price of a share of our common stock as of the last day of the fiscal year).
Name: Guy Sella	Termination upon Death of Employee	Termination for Cause	Voluntary Termination by Employee After Provision of Requisite Notice	Termination by Company After Provision of Requisite Notice	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason within 12 months of Change in Control
Base Salary	—	—	129,290	129,290	129,290	129,290
Israeli Social Benefits	—	—	19,107	19,107	19,107	19,107
Vested and Unvested Options/RSUs (1)	8,112,877	8,112,877	8,112,877	8,112,877	8,112,877	15,527,478
Accrued Vacation Pay	322,609	322,609	322,609	322,609	322,609	322,609
TOTAL	8,435,486	8,435,486	8,583,883	8,583,883	8,583,883	15,998,484

(1)	The value realized is based on the difference between the exercise price of the stock options or the base price of the stock appreciation rights and the closing price of our common stock on June 30, 2016 (the last trading day of fiscal 2016).

Name: Ronen Faier	Termination upon Death of Employee	Termination for Cause	Voluntary Termination by Employee After Provision of Requisite Notice	Termination by Company After Provision of Requisite Notice	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason within 12 months of Change in Control
Base Salary	—	—	50,702	50,702	50,702	50,702
Israeli Social Benefits	—	—	7,445	7,445	7,445	7,445
Vested and Unvested Options/RSUs (1)	3,793,604	3,793,604	3,793,604	3,793,604	3,793,604	4,532,147
Accrued Vacation Pay	71,258	71,258	71,258	71,258	71,258	71,258
TOTAL	3,864,862	3,864,862	3,923,009	3,923,009	3,923,009	4,661,551

(1)	The value realized is based on the difference between the exercise price of the stock options or the base price of the stock appreciation rights and the closing price of our common stock on June 30, 2016 (the last trading day of fiscal 2016).

Name: Zvi Lando	Termination upon Death of Employee	Termination for Cause	Voluntary Termination by Employee After Provision of Requisite Notice	Termination by Company After Provision of Requisite Notice	Termination w/o Cause or for Good Reason	Termination w/o Cause within 12 months of Change in Control(2)
Base Salary	—	—	50,702	50,702	50,702	50,702
Israeli Social Benefits	—	—	8,005	8,005	8,005	8,005
Vested and Unvested Options/RSUs (1)	4,528,531	4,528,531	4,528,531	4,528,531	4,528,531	5,267,074
Accrued Vacation Pay	105,013	105,013	105,013	105,013	105,013	105,013
TOTAL	4,633,544	4,633,544	4,692,251	4,692,251	4,692,251	5,340,794

(1)	The value realized is based on the difference between the exercise price of the stock options or the base price of the stock appreciation rights and the closing price of our common stock on June 30, 2016 (the last trading day of fiscal 2016).

(2)	Mr. Lando’s employment agreement entitles him to immediate vesting of all unexercised equity upon termination without cause within twelve months of a change of control only.

Name: Yoav Galin	Termination upon Death of Employee	Termination for Cause	Voluntary Termination by Employee After Provision of Requisite Notice	Termination by Company After Provision of Requisite Notice	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason within 12 months of Change in Control
Base Salary	—	—	69,715	69,715	69,715	69,715
Israeli Social Benefits	—	—	10,917	10,917	10,917	10,917
Vested and Unvested Options/RSUs (1)	1,769,212	1,769,212	1,769,212	1,769,212	1,769,212	1,769,212
Accrued Vacation Pay	246,967	246,967	246,967	246,967	246,967	246,967
TOTAL	2,015,909	2,015,909	2,096,541	2,096,541	2,096,541	2,096,541

(1)	The value realized is based on the difference between the exercise price of the stock options or the base price of the stock appreciation rights and the closing price of our common stock on June 30, 2016 (the last trading day of fiscal 2016).

Name: Rachel Prishkolnik	Termination upon Death of Employee	Termination for Cause	Voluntary Termination by Employee After Provision of Requisite Notice	Termination by Company After Provision of Requisite Notice	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason within 12 months of Change in Control
Base Salary	—	—	42,252	42,252	42,252	42,252
Israeli Social Benefits	—	—	6,385	6,385	6,385	6,385
Vested and Unvested Options/RSUs (1)	1,279,594	1,279,594	1,279,594	1,279,594	1,279,594	1,279,594
Accrued Vacation Pay	36,316	36,316	36,316	36,316	36,316	36,316
TOTAL	1,315,910	1,315,910	1,364,547	1,364,547	1,364,547	1,364,547

(1)	The value realized is based on the difference between the exercise price of the stock options or the base price of the stock appreciation rights and the closing price of our common stock on June 30, 2016 (the last trading day of fiscal 2016).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of June 30, 2016, about shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,768,266	$3.80	3,446,260
Equity compensation plans not approved by security holders	—	—	—
Total	5,768,266	$3.80	3,446,260
______________________________
(1)	Includes in column (a) 1,100,754 shares of common stock issuable upon exercise of options outstanding under the Company’s 2015 Global Incentive Plan, 4,667,512 shares of common stock issuable upon exercise of options outstanding under the Company’s 2007 Global Incentive Plan. Includes in column (c) 2,557,691 shares of common stock available for future issuance under the Company’s 2015 Global Incentive Plan and 888,569 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. Upon consummation of our initial public offering, the Company’s 2007 Global Incentive Plan was terminated and no further awards can be granted under this plan.

Employee Stock Purchase Plan

We have adopted an employee stock purchase plan (“ESPP”), pursuant to which our eligible employees and eligible employees of our subsidiaries may elect to have payroll deductions made during the offering period in an amount not exceeding 10% of the compensation which the employees receive on each pay day during the offering period. In the fourth quarter of 2016, we started granting eligible employees the right to purchase our common stock under the ESPP.  As of June 30, 2016, a total of 888,569 shares were reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase annually on January 1st, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. Our board of directors may reduce the number of shares to be added to the share reserve for the ESPP in any particular year at their discretion. As of June 30, 2016, no shares of our common stock had yet been purchased under the ESPP.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2016 with respect to:

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

Applicable percentage of beneficial ownership is based on 40,889,922 shares of common stock that would be outstanding as of June 30, 2016.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	%
5% Stockholders:

Affiliates of Opus Capital Venture Partners V, L.P.(1)	4,000,000	9.78%
Genesis Partners III L.P.(2)	3,043,732	7.44%
Affiliates of Pacven Walden Ventures VI, L.P.(3)	2,269,632	5.55%
FMR LLC (4)	2,458,330	6.01%

Directors and Named Executive Officers:
Guy Sella (5)	958,743	2.34%
Ronen Faier (6)	230,622	*
Zvi Lando (7)	268,955	*
Yoav Galin (8)	547,288	1.34%
Rachel Prishkolnik (9)	80,178	*
Dan Avida (10)	4,006,744	9.8%
Yoni Cheifetz (11)	27,863	*
Marcel Gani (12)	17,854	*
Doron Inbar (13)	230,077	*
Avery More (14)	688,174	*
Tal Payne (15)	6,744	*
All directors and executive officers as a group (13 individuals)(16)	15,928,484	38.96%

*	Represents beneficial ownership of less than 1%.

(1)	Opus Capital Venture Partners V, L.P.’s investment committee consists of Carl Showalter, Dan Avida, Gill Cogan and Joseph Cutts. Each of these individuals has shared voting and investment power over the shares held by Opus Capital Venture Partners, L.P. The principal business address of each of the Opus Capital Venture Partners Funds is 2730 Sand Hill Road, Suite 150, Menlo Park, CA 94025.

(2)	The investment committee of Genesis Partners III L.P.’s general partner, Genesis Partners III Management Ltd., consists of Eddy Shalev, Dr. Eyal Kishon, Gary Gannot, Jonathan Saacks and Hadar Kiriati. Each of these individuals has shared voting and investment power over the shares held by Genesis Partners III L.P. The principal business address of Genesis Partners III L.P. is 11B Hamenofim St., Hertzilia Pituach POB 12866 Israel 46733.

(3)	Consists of 2,105,647 shares held by Pacven Walden Ventures VI, L.P. and 163,985 shares held by Pacven Walden Ventures Parallel VI, L.P. (together with Pacven Walden Ventures VI, L.P., the “Pacven Walden Funds”). The general partner of Pacven Walden Ventures VI, L.P. (“Pacven VI”) and Pacven Walden Ventures VI Parallel VI, L.P. (“Pacven VI Parallel”) is Pacven Walden Management VI Co. Ltd., which is affiliated with Walden International, a venture capital firm. Mr. Lip‑Bu Tan is the sole director and a member of the investment committee of Pacven Walden Management VI Co., Ltd. and shares voting and investment power with respect to the shares held by Pacven VI and Pacven VI Parallel with other members of the investment committee, i.e., Andrew Kau, and Brian Chiang. The business address of Pacven VI, Pacven VI Parallel and Walden International is One California Street 28th Floor, San Francisco, California 94111.

(4)	Based solely on a Schedule 13G filed with the SEC on February 12, 2016. The address of FMR LLC is 245 Summer Street, Boston, MA 02210. The shares are, or may be deemed, beneficially owned by FMR LLC and its subsidiaries and affiliates, including Fidelity Institutional Asset Management Trust Company.

(5)	Consists of 440,083 shares of common stock owned of record by Mr. Sella and 518,660 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2016.

(6)	Consists of 2,700 shares of common stock owned of record by Mr. Faier and 227,922 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2016.

(7)	Consists of 2,700 shares of common stock owned of record by Mr. Lando and 266,255 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2016.

(8)	Consists of 436,033 shares of common stock owned of record by Mr. Galin and 111,255 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2016.

(9)	Consists of 1,574 shares of common stock owned of record by Mrs. Prishkolnik and 78,604 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2016.

(10)	Consists of shares described in Note (1) above and 6,744 shares of common stock owned of record by Mr. Avida.

(11)	Consists of 27,863 shares of common stock owned of record by Mr. Cheifetz.

(12)	Consists of 6,744 shares of common stock owned of record by Mr. Gani, 5,555 shares of common stock held directly by Marcel Gani 2002 Living Trust and 5,555 shares of common stock held directly by ALGA Partners LLC. Mr. Gani, in his capacity as trustee, has voting and investment power over the shares owned by the Marcel Gani 2002 Living Trust. Mr. Gani, in his capacity as manager, has voting and investment power over the shares owned by ALGA Partners LLC.

(13)	Consists of 6,744 shares of common stock owned of record by Mr. Inbar and 223,333 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

(14)	Consists of 164,572 shares of common stock owned of record by Mr. More, 469,850 shares of common stock held by ORR Partners I GP, LP, a limited partnership controlled by Avery More, 28,752 shares held by Avery More's wife, Jerralyn Smith More, as to which Avery More disclaims any ownership interest and 25,000 shares held by MentorMore Foundation, a private charitable foundation of which Avery More serves as President; Avery More disclaims any ownership interest in such shares.

(15)	Consists of 6,744 shares of common stock owned of record by Mr. Payne.

(16)	Consists of 13,968,803 shares of common stock and 1,960,045 shares of common stock issuable upon exercise of options exercisable within 60 days of June 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions since July 1, 2015 to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described under “— Executive Compensation” and “— Director Compensation” above.

Review, Approval or Ratification of Transactions with Related Persons

The audit committee of our board of directors has primary responsibility for reviewing and approving transactions with related parties. Our audit committee charter provides that the audit committee shall review and approve in advance any related party transactions.

We adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the consent of our audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our audit committee has determined that certain transactions will not require audit committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non‑executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The following table sets forth the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our financial statements for fiscal 2016 and 2015 and the aggregate fees for other services rendered by Ernst & Young billed in those periods:

	2016	2015
	(in thousands)
Audit fees(1)	$525	$890
Audit Related fees(2)	-	22
Tax fees(3)	27	80
Total audit and related fees	$552	$992

(1)	“Audit fees” are fees for audit services for each of the years shown in this table, including fees associated with the annual audit (including audit of our internal control over financial reporting in fiscal year 2016), reviews of our quarterly financial results submitted on Form 10-Q, consultations on various accounting issues and services rendered for the filing of our Form S-1 and fees related to our initial public offering in fiscal year 2015.
(2)           Represents accounting consultations regarding financial accounting and reporting standards.
(3)	Represents professional services rendered for tax compliance, tax advice, tax planning and review our Israeli tax returns.

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

All of the services of Ernst & Young for fiscal 2016 and 2015 described above were pre-approved by the audit committee.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

IN U.S. DOLLARS

AUDITED

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SOLAREDGE TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies, Inc. and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 17, 2016 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
August 17, 2016	A Member of Ernst & Young Global

SOLAREDGE TECHNOLOGIES, INC.

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SOLAREDGE TECHNOLOGIES, INC.

We have audited SolarEdge Technologies, Inc. and its subsidiaries (the "Company) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SolarEdge Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

SOLAREDGE TECHNOLOGIES, INC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2016 and our report dated August 17, 2016 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
August 17, 2016	A Member of Ernst & Young Global

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,032	$144,750
Restricted cash	928	3,639
Marketable Securities	59,163	-
Trade receivables, net	72,737	35,428
Prepaid expenses and other accounts receivable	21,340	32,645
Inventories	81,550	73,950

Total current assets	309,750	290,412

PROPERTY AND EQUIPMENT, NET	27,831	14,717

LONG-TERM ASSETS:
Marketable securities	52,446	-
Prepaid expenses and lease deposits	399	529
Deferred tax assets, net	6,296	-
Intangible assets, net	716	-

Total assets	$397,438	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,
	2016	2015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$48,481	$80,684
Employees and payroll accruals	10,092	6,814
Warranty obligations	14,114	9,431
Deferred revenues	3,859	1,676
Accrued expenses and other accounts payable	10,725	6,987

Total current liabilities	87,271	105,592

LONG-TERM LIABILITIES:
Warranty obligations	37,078	22,448
Deferred revenues	14,684	8,289
Lease incentive obligation	2,297	2,385

Total long-term liabilities	54,059	33,122

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2016 and 2015, respectively; issued and outstanding: 40,889,922 and 39,297,539 shares as of June 30, 2016 and 2015, respectively.	4	4
Additional paid-in capital	299,214	287,152
Accumulated other comprehensive income (loss)	271	(222)
Accumulated deficit	(43,381)	(119,990)

Total stockholders’ equity	256,108	166,944

Total liabilities and stockholders’ equity	$397,438	$305,658

*          Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended June 30,
	2016	2015	2014

Revenues	$489,843	$325,078	$133,217
Cost of revenues	337,887	243,295	111,246

Gross profit	151,956	81,783	21,971

Operating expenses:

Research and development, net	33,231	22,018	18,256
Sales and marketing	34,833	24,973	17,792
General and administrative	12,133	6,535	4,294

Total operating expenses	80,197	53,526	40,342

Operating income (loss)	71,759	28,257	(18,371)

Other expenses	-	104	-

Financial income (expenses), net	471	(5,077)	(2,787)

Income (loss) before taxes on income	72,230	23,076	(21,158)

Taxes on income (tax benefit)	(4,379)	1,955	220

Net income (loss)	$76,609	$21,121	$(21,378)

Net basic earnings (loss) per share of common stock	$1.92	$0.30	$(7.64)

Net diluted earnings (loss) per share of common stock	$1.73	$0.27	$(7.64)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	39,987,935	11,902,911	2,798,894

Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	44,376,075	15,269,448	2,798,894

Reconciliation of net income (loss) to net income (loss) available to common stock used for net basic earnings (loss) per share calculations
Net income (loss)	$76,609	$21,121	$(21,378)
Dividends accumulated for the period	-	(17,550)	-
Net income (loss) available to shareholders of common stock	$76,609	$3,571	$(21,378)

Reconciliation of net income (loss) to net income (loss) available to common stock used for net diluted earnings (loss) per share calculations
Net income (loss)	$76,609	$21,121	$(21,378)
Dividends accumulated for the period	-	(16,971)	-
Net income (loss) available to shareholders of common stock	$76,609	$4,150	$(21,378)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Year ended June 30,
	2016	2015	2014

Net income (loss)	$76,609	$21,121	$(21,378)

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains, net of tax benefit	56	-	-
Reclassification adjustments for losses included in net income	1	-	-
Net change	57	-	-

Cash flow hedges:
Changes in unrealized gains, net of tax expense	412	-	-
Reclassification adjustments for gains, net of tax expense included in net income	(169)	-	-
Net change	243	-	-

Foreign currency translation adjustments, net	193	(161)	(35)

Total other comprehensive income (loss)	493	(161)	(35)

Comprehensive income (loss)	$77,102	$20,960	$(21,413)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Convertible Preferred stock		Receipt on account of Convertible Preferred	Common stock			Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	stock	Number	Amount		Capital	Income (loss)	deficit	(deficiency)

Balance as of June 30, 2013	68,493,373	$100,229	$5,314	2,782,491	$	* -	$4,745	$(26)	$(119,733)	$(115,014)

Issuance of Common Stock upon exercise of employee stock options	-	-	-	27,459		* -	51	-	-	51
Issuance of Series D-2 Convertible Preferred stock, net of issuance expenses in the amount of $17	2,598,528	5,983	(5,314)	-		-	-	-	-	-
Issuance of Series D-3 Convertible Preferred stock, net of issuance expenses in the amount of $9	4,330,872	9,991	-	-		-	-	-	-	-
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-		-	1,082	-	-	1,082
Change in accumulated other comprehensive loss related to foreign currency translation adjustments	-	-	-	-		-	-	(35)	-	(35)
Net loss	-	-	-	-		-	-	-	(21,378)	(21,378)

Balance as of June 30, 2014	75,422,773	$116,203	$-	2,809,950	$	* -	$5,878	$(61)	$(141,111)	$(135,294)

*          Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

U.S. dollars in thousands (except share data)

	Convertible Preferred stock		Receipt on account of Convertible Preferred	Common stock			Additional paid in	Accumulated Other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	stock	Number	Amount		Capital	Income (loss)	deficit	(deficiency)

Balance as of June 30, 2014	75,422,773	$116,203	$-	2,809,950	$	* -	$5,878	$(61)	$(141,111)	$(135,294)

Issuance of Common Stock upon exercise of employee and non-employees consultants stock options	-	-	-	34,898		* -	84	-	-	84
Issuance of Series E Convertible Preferred stock, net of issuance expenses in the amount of $288	9,321,019	24,712	-	-		-	-	-	-	-
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-		-	2,956	-	-	2,956
Conversion of convertible preferred stock into ordinary shares	(84,743,792)	(140,915)	-	28,247,923		3	140,912	-	-	140,915
Issuance of common stock in initial public offering, net of issuance expenses in an amount of $13,692	-	-	-	8,050,000		1	131,207	-	-	131,208
Exercise of warrants into common stock	-	-	-	154,768		* -	6,115	-	-	6,115
Change in accumulated other comprehensive loss related to foreign currency translation adjustments	-	-	-	-		-	-	(161)	-	(161)
Net income	-	-	-	-		-	-	-	21,121	21,121

Balance as of June 30, 2015	-	$-	$-	39,297,539		$4	$287,152	$(222)	$(119,990)	$166,944

Issuance of Common Stock upon exercise of employee and non-employees stock options	-	-	-	1,592,383		* -	2,973	-	-	2,973
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-		-	9,089	-	-	9,089
Other comprehensive income adjustments	-	-	-	-		-	-	493	-	493
Net income	-	-	-	-		-	-	-	76,609	76,609

Balance as of June 30, 2016	-	$-	$-	40,889,922		$4	$299,214	$271	$(43,381)	$256,108

*          Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended June 30,
	2016	2015	2014

Cash flows provided by (used in) operating activities:
Net income (loss)	$76,609	$21,121	$(21,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,763	2,253	1,978
Amortization of intangible assets	84	-	-
Amortization of premiums on available-for-sale marketable securities	532	-	-
Stock-based compensation	9,089	2,956	1,082
Financial expenses (income), net related to term loan	-	(992)	431
Remeasurement of warrants to purchase convertible preferred stock	-	5,350	(53)
Capital loss from disposal of property	-	104	-
Interest expenses related to short term bank loan	-	-	44
Changes in assets and liabilities:
Inventories	(7,356)	(48,507)	(10,681)
Prepaid expenses and other accounts receivable	10,542	(19,563)	(7,409)
Trade receivables, net	(37,271)	(16,333)	(9,911)
Deferred tax assets, net	(6,380)	-	-
Trade payables	(32,200)	41,111	19,441
Employees and payroll accruals	3,278	1,668	1,726
Warranty obligations	19,313	13,698	7,803
Deferred revenues	8,578	3,989	(500)
Accrued expenses and other accounts payable	3,934	2,530	(418)
Lease incentive obligation	(88)	2,669	-

Net cash provided by (used in) operating activities	52,427	12,054	(17,845)

Cash flows from investing activities:
Purchase of property and equipment	(15,690)	(11,765)	(2,990)
Purchase of intangible assets	(800)	-	-
Decrease (increase) in restricted cash	2,711	(2,038)	(156)
Decrease (increase) in long-term lease deposit	103	(134)	(1)
Investment in available-for-sale marketable securities	(118,511)	-	-
Maturities of available-for-sale marketable securities	6,350	-	-

Net cash used in investing activities	(125,837)	(13,937)	(3,147)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended June 30,
	2016	2015	2014

Cash flows from financing activities:
Proceeds from short term bank loan	-	23,000	21,813
Repayment of short term bank loan	-	(36,326)	(12,447)
Repayments of term loan	-	(5,919)	(2,401)
Proceeds from issuance of Series D-2 Convertible Preferred stock, net	-	-	669
Proceeds from issuance of Series D-3 Convertible Preferred stock, net	-	-	9,991
Proceeds from issuance of Series E Convertible Preferred stock, net	-	24,712	-
Proceeds from initial public offering, net	-	131,402	-
Issuance costs related to initial public offering	(194)	-	-
Proceeds from issuance of shares under stock purchase plan and upon exercise of options	2,973	84	51

Net cash provided by financing activities	2,779	136,953	17,676

Increase (decrease) in cash and cash equivalents	(70,631)	135,070	(3,316)
Cash and cash equivalents at the beginning of the period	144,750	9,754	13,142
Effect of exchange rate differences on cash and cash equivalents	(87)	(74)	(72)

Cash and cash equivalents at the end of the period	$74,032	$144,750	$9,754

Supplemental disclosure of non-cash financing activities:
Deferred issuance costs related to initial public offering	$-	$194	$-
Cashless exercise of warrants to purchase common stock	$-	$6,115	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$896	$1,085
Cash paid for income taxes	$1,178	$4,040	$92

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 1:-	GENERAL

a.	SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) and (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners as applicable, to monitor and manage the solar PV systems. In addition, the Company has a storage solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third party manufacturers, to store and supply power as needed (the “StorEdge solution”). The StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions.

The Company and its subsidiaries sells its products worldwide directly to large solar installers and engineering, procurement and construction firms (“EPCs”), as well as through large distributors and electrical equipment wholesalers to smaller solar installers.

The Company was incorporated in Delaware in August 2006 and began commercial sale of its products in January 2010.

b.	Initial Public Offering:

On March 31, 2015, the Company closed its initial public offering (“IPO”) whereby 8,050,000 shares of common stock were sold by the Company to the public (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by the Company from the offering were approximately $131,208, net of underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 28,247,923 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 18).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 1:-	GENERAL (Cont.)

c.	As of June 30, 2016 and 2015, the Company had three and one major customers that accounted for approximately 32.5% and 24.6% of the Company’s consolidated revenues, respectively (see Note 20).

d.	The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Two vendors collectively account for 69% and 79% of the Company’s total trade payables as of June 30, 2016 and 2015, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of June 30, 2016 a total of $5,874 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying Consolidated Balance Sheets.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates:

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to warranty obligation, inventory valuation, contingencies,  share-based compensation cost, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

The financial statements of the Company’s subsidiaries in Germany, China, Australia, Canada, Netherlands, UK, Japan, France, Italia and Bulgaria, whose functional currency is other than the U.S. dollar, have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect on the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the relevant periods.

The resulting translation adjustments are reported as a component of stockholders’ equity (deficiency) in accumulated other comprehensive income (loss).

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $29 and $222 as of June 30, 2016 and 2015 , respectively.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances including profits from intercompany sales not yet realized outside the Company have been eliminated upon consolidation.

The Company’s fiscal years 2016, 2015 and 2014 ended on June 30, 2016,  2015 and 2014, respectively. Unless otherwise stated, references to particular years and quarters, refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

d.	Basic and Diluted Net Earnings (Loss) Per Share:

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net earnings (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and convertible preferred stock, to the extent dilutive, all in accordance with ASC No. 260, "Earnings Per Share."

The total weighted average number of shares related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock, excluded from the calculation of diluted net earnings (loss) per share due to their anti-dilutive effect was 16,208, 20,565,747 and 25,234,818, for the years ended June 30, 2016, 2015 and 2014, respectively.

Basic and diluted earnings (loss) per share is presented in conformity with the two-class method for participating securities for the periods prior to their conversion. Under this method the earnings per share for each class of shares are calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of shares based on their contractual rights. In addition, since all classes other than common stock do not participate in losses, for the year ended June 30, 2014 these shares are not included in the computation of basic loss per share.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For the year ended June 30, 2014, basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following table presents the computation of basic and diluted net earnings (loss) per share for the periods presented (in thousands, except per share data):

	Year ended June 30,
	2016	2015	2014
Net basic earnings (loss) per share of common stock:
Numerator:
Net income (loss)	76,609	21,121	(21,378)
Dividends accumulated for the period	-	(17,550)	-
Net income (loss) available to shareholders of common stock	76,609	3,571	(21,378)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	39,987,935	11,902,911	2,798,894

Net diluted earnings (loss) per share of common stock:
Numerator:
Net income (loss)	76,609	21,121	(21,378)
Dividends accumulated for the period	-	(16,971)	-
Net income (loss) available to shareholders of common stock	76,609	4,150	(21,378)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, diluted	44,376,075	15,269,448	2,798,894

e.	Cash and cash equivalents:

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired.

f.	Marketable Securities:

Marketable securities consist of corporate and governmental bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments - Debt and Equity Securities”, the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before it recovers in value, the Company must estimate the net present value of cash flows expected to be collected. If the amortized cost exceeds the net present value of cash flows, such excess is considered a credit loss and an other-than-temporary impairment has occurred.  For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities during the year ended on June 30, 2016.

g.	Restricted cash:

Restricted cash is primarily invested in short-term bank deposits, which are primarily used to guarantee a letter of credit which has been issued to one of the Company’s major vendors and to the Company’s landlords for its office leases.

h.	Inventories:

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following rates:

%

Computers and peripheral equipment	14 – 33 (mainly 33)
Office furniture and equipment	7 – 15 (mainly 7)
Machinery & equipment	7 – 33 (mainly 20)
Laboratory equipment	15 – 33 (mainly 33)
Vehicles	15
Leasehold improvements	over the shorter of the lease term or useful economic life

j.	Impairment of long-lived assets:

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. For the years ended June 30, 2016, 2015 and 2014, no impairment losses have been identified.

k.	Severance pay:

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

For the years ended June 30, 2016, 2015 and 2014, the Company recorded $1,761, $1,273, and $1,109, severance expenses, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.	Revenue recognition:

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

Deferred revenues consist of deferred cloud-based monitoring services, advance payments received from Customers for the Company’s products and warranty extensions, and are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

m.	Cost of revenues:

Cost of revenues sold includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, indirect manufacturing, support, warranty expenses, provision for losses related to slow moving and dead inventory and personnel and logistics costs.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Shipping and handling costs:

Shipping and handling costs, which amounted to $21,922,  $26,931 and $14,066 for the years ended June 30, 2016, 2015 and 2014, respectively, are included in cost of revenues in the consolidated statements of operations. Shipping and handling costs include all costs associated with the distribution of finished products from the Company’s point of selling directly to its Customers.

o.	Warranty obligations:

The Company’s products include 10 years limited warranty for StorEdge products, a minimum 12-year limited warranty for inverters and a 25-year limited warranty for power optimizers. In certain cases, the Company provides extended warranties for inverters that bring the warranty period up to 25 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The potential liability is generally in the form of product replacement and associated costs. Warranty reserves are based on the Company’s best estimate of such costs and are included in cost of revenues. The reserve for the related warranty expenses is based on various factors including assumptions about the frequency of warranty claims on product failures, derived from results of accelerated lab testing, field monitoring, analysis of the history of product failures and the Company’s reliability estimates.

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

In addition, through the collection of actual failure statistics, the Company has identified several additional failure causes that are not included in the MTBF calculations. Such causes, which mostly consist of design, workmanship errors caused during the manufacturing process and, to a lesser extent, replacement of non-faulty units by installers, are in addition to the replacement costs projected under the MTBF model. The Company identified each of those causes, its failure pattern and the relative ratio compared to the pattern of malfunctions identified under the MTBF and accrued additional provisions for the occurrence of such malfunctioning. The Company evaluates the continuation of these occurrences and the appearance of potential additional malfunctioning cases beyond the MTBF pattern and accrues additional expenses accordingly.

Warranty obligations are classified as short-term and long-term warranty obligations based on the period in which the warranty is expected to be claimed.

p.	Royalty-bearing grants from the Binational Industrial Research and Development Foundation:

Royalty-bearing grants from the Binational Industrial Research and Development Foundation (“BIRD-F”) for funding of approved research and development projects are recognized, as a deduction from research and development expenses,  at the time the Company is entitled to such grants (see Note 14c).

No grants were recorded in the years ended June 30, 2016, 2015 and 2014.

q.	Government grants:

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

No grants were recorded for the year ended June 30, 2016.

r.	Research and development costs:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Concentrations of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables, other accounts receivable and marketable securities.

Cash and cash equivalents are mainly invested in major banks in the U.S., Israel and in Germany. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s marketable securities consist of corporate and governmental bonds.

The Company's marketable securities include investments in highly rated debentures (mainly of U.S., Canada and other Europan countries) corporations and governmental bonds. The financial institutions that hold the Company's marketable securities are major U.S. financial institutions, located in the United States. Management believes that the Company's marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in each issuer, and accordingly, management believes that minimal credit risk exists from geographic or credit concentration with respect to these securities.

As of June 30, 2016, the amortized cost of the Company’s marketable securities was $111,514, and their stated market value was $111,609, representing a net unrealized gain of $95.

The trade receivables of the Company are derived from sales to Customers located primarily in North America and Europe.

The Company generally does not require collateral however, in certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

An allowance for doubtful accounts is determined with respect to specific debts that are doubtful of collection. The Company accrued $235 and $13 as allowance for doubtful accounts as of June 30, 2016 and 2015, respectively. As of June 30, 2014 the Company did not accrue any allowance for doubtful accounts.

As of June 30, 2016 and 2015, the Company had two and one major customers (customers with a balance that represents more than 10% of total trade receivables) which accounted in the aggregate for approximately 34% and 30%, respectively, of the Company’s consolidated trade receivables.

The Company and its subsidiaries have no off-balance sheet concentration of credit risk except for certain derivative instruments as mentioned below.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.          Fair value of financial instruments:

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

Assets measured at fair value on a recurring basis as of June 30, 2016 are comprised of foreign currency derivative contracts and marketable securities. (see Note 4)

Assets measured at fair value on a recurring basis as of June 30, 2015 are comprised of foreign currency forward contracts.

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

A three-tiered fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The Company accounts for freestanding warrants to purchase shares of its convertible preferred stock as a liability on the balance sheets at fair value. The warrants to purchase convertible preferred stock are recorded as a liability because of a provision calling for minimum proceeds upon or after an “Exit Event”, as described in Note 10.

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

The dividend yield assumption was zero as there is no history of dividend payments and the Company does not expect to pay any dividends in the foreseeable future.

The following assumptions were used to estimate the value of the warrants to purchase  convertible preferred stock:

June 30,
2014

Expected volatility	45.0%
Risk-free rate	0.09%
Dividend yield	0%
Expected term (in years)	1.21

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

On June 18, 2015 the warrants were redeemed in a cashless exercise into 154,768 common shares. Immediately before the cashless exercise the warrants were remeasured to fair value based on their intrinsic value which amounted to $6,115 (see Note 10).

v.	Accounting for stock-based compensation:

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this guidance effective June 30, 2016.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures (pursuant to the adoption of ASU 2016-09, the Company made a policy election to estimate the number of awards that are expected to vest).

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-option awards and Employee Stock Purchase Plan. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying common stock, expected stock price volatility and the expected option term. Expected volatility was calculated based upon certain peer companies that the Company considered to be comparable. The expected option term represents the period of time that options granted are expected to be outstanding. The expected option term is determined based on the simplified method in accordance with SAB No. 110, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has not declared or paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s management and approved by the board of directors. Because until March 31, 2015, there was no public market for the Company’s common stock, the Company’s management determined the fair value of the common stock by using, among other factors, third party valuations at the time of grant of the option by considering a number of objective and subjective factors, including data from other comparable companies, issuance of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook. The fair value of the underlying common stock was determined by the management until such time as the Company’s common stock is listed on an established stock exchange or national market system. The Company’s management determined the value of the shares of common stock based on valuations performed using the OPM for the years ended June 30, 2014 and 2013 and for the period from July 1, 2014 and up to March 31, 2015. The common stock of the Company has been  publicly traded since March 31, 2015

Since the distributions and participation rights to security holders until March 31, 2015 are different in a sale/liquidation scenario versus an IPO, the valuation of the Company's equity was performed using a discounted cash flow (DCF) model or a new investment round by external investors. The allocation of the Company's equity value between the convertible preferred stock, common stock and warrants was performed using a hybrid method between the PWERM and OPM estimating the probability-weighted value across multiple scenarios for liquidation events other than an IPO.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Before the per share value was determined, a discount for lack of marketability and a voting right differential was applied, as applicable, to the common stock.

The fair value for options granted to employees and executive directors and Employee Stock Purchase Plan in the years ended June 30, 2016, 2015 and 2014 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Year ended June 30,
	2016	2015	2014
Employee Stock Options
Risk-free interest	1.39% - 1.97%	1.39% - 2.06%	1.62% - 1.94%
Dividend yields	0%	0%	0%
Volatility	55.45%-56.03%	46.5%-55.1%	46.3%-55.8%
Expected option term	5.50-6.11 years	5.50-6.27 years	6.02-6.27 years
Estimated forfeiture rate	10.3%	12.5%-18.7%	14.0%

Employee Stock Purchase Plan
Risk-free interest	0.40%	-	-
Dividend yields	0%	-	-
Volatility	28.54%	-	-
Expected term	6 months	-	-

The following table set forth the parameters used in computation of the options compensation to non-employee consultants in the year ended June 30, 2016, 2015 and 2014, using a Black-Scholes-Merton option pricing model with the following assumptions:

	Year ended June 30,
	2016	2015	2014

Risk-free interest	1.15%-2.21%	1.49%-2.58%	1.95%-2.45%
Dividend yields	0%	0%	0%
Volatility	55.37%-55.75%	45.5%-56.2%	45.0%-55.8%
Contractual life	6.4-10.0 years	7.2-10.0 years	6.0-10.0 years

w.	Income taxes:

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

x.	Derivative financial instruments:

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekel (“NIS”), during the year ended June 30, 2016, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

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

As of June 30, 2016, the Company entered into forward contracts and put and call options to sell U.S. dollars for NIS and Euros for U.S. dollars in the amount of $17,693 and €30,000, respectively. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities as of June 30, 2016 was $504 and $23, respectively, which was recorded at net amount in other accounts receivable and prepaid expenses in the consolidated balance sheets (see Note 13).

y.	Comprehensive income (loss):

The Company reports comprehensive income (loss) in accordance with ASC 220 (“Comprehensive Income”). ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements.

Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of stockholders’ equity (deficiency). Accumulated other comprehensive income (loss) consists of foreign currency translation effects, unrealized gains and losses on available-for-sale marketable securities and hedging contracts.

z.	Intangible assets:

On March 9, 2015, the Company and Beacon Power LLC, a Delaware limited liability company (“Beacon”) entered into a patent purchase agreement pursuant towhich the Company agreed to purchase all rights in thepatents. In July 2015, the Company completed the purchase of the patents for $800.

The patents are stated at cost, net of accumulated amortization. Amortization is calculated by the straight-line method over 10 years, which represents the estimated useful lives of the patents (see Note 7).

aa.	The impact of recently issued accounting standards still not effective for the Company as of June 30, 2016 is as follows:

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Companies may not apply a full retrospective transition approach. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. The Company is evaluating the potential impact of this pronouncement.

NOTE 3:-	MARKETABLE SECURITIES

      The following is a summary of available-for-sale marketable securities at June 30, 2016:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate bonds	$103,494	$136	$(42)	$103,588
Governmental bonds	$8,020	$7	$(6)	$8,021

	$111,514	$143	$(48)	$111,609

      As of June 30, 2015, the Company had no investments in marketable securities.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 3:-	MARKETABLE SECURITIES (Cont.)

The amortized cost of available-for-sale marketable securities at June 30, 2016, by contractual maturities, is shown below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Due in one year or less	$59,124	$50	$(11)	$59,163
Due after one year to two years	$52,390	$93	$(37)	$52,446

	$111,514	$143	$(48)	$111,609

As of June 30, 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

Proceeds from maturity of available-for-sale marketable securities during 2016 were $6,350. The Company had no proceeds from sales of available-for-sale marketable securities during 2016, therefore no realized gains or losses from the sale of available-for sale marketable securities were recognized during 2016. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-	FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its cash equivalents, foreign currency derivative contracts and marketable securities, at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2016 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2016	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$13,373	$13,373	-	-

Derivative instruments asset	$481	-	$481	-

Short-term marketable securities:
Corporate bonds	$57,158	-	$57,158	-
Governmental bonds	$2,005	-	$2,005	-

Long-term marketable securities:
Corporate bonds	$46,430	-	$46,430	-
Governmental bonds	$6,016	-	$6,016	-

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2015 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2015	Level 1	Level 2	Level 3

Derivative instruments asset	$859	-	$859	-

NOTE 5:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	June 30,
	2016	2015

Vendor non-trade receivables (*)	$15,375	$24,814
Government authorities	2,727	3,729
OCS	-	249
Prepaid expenses and other	2,756	2,994
Foreign currency derivative contracts	482	859

	$21,340	$32,645

(*) Vendor non-trade receivables related to contract manufacturers derive from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in revenues (see also Note 14e).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	INVENTORIES

	June 30,
	2016	2015

Raw materials	$9,805	$14,405
Finished goods	71,745	59,545

	$81,550	$73,950

The Company recorded inventory write-downs of $2,539, $992 and $1,131 for the years ended on June 30, 2016, 2015 and 2014, respectively.

NOTE 7:-	PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

	June 30,
	2016	2015

Cost:

Computers and peripheral equipment	$5,190	$3,139
Office furniture and equipment	1,289	779
Laboratory and testing equipment	8,590	7,205
Machinery and equipment	18,433	6,936
Leasehold improvements	5,450	4,047
Vehicles	13	13

	38,965	22,119

Less - accumulated depreciation	11,134	7,402

Depreciated cost	$27,831	$14,717

Depreciation expenses for the years ended June 30, 2016, 2015 and 2014 were $3,763, $2,253 and $1,978 , respectively.

Intangible assets include an acquired patent with an original cost of $800 and accumulated amortization of $84 as of June 30, 2016. The patent is amortized over  a 10 years period.

Amortization expenses for year ended June 30, 2016 were $84.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	June 30,
	2016	2015

Accrued expenses	$5,615	$4,735
Government authorities	1,406	536
Provision for contractual inventory purchase obligations *	2,834	1,304
Other	870	412

	$10,725	$6,987

*	See also Note 14e.

NOTE 9:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the years ended on June 30, 2016 and 2015 were as follows:

	June 30,
	2016	2015

Balance, at beginning of year	$31,879	$18,181

Additions and adjustments to cost of revenues	28,848	19,407
Usage and current warranty expenses	(9,535)	(5,709)

Balance, at end of year	51,192	31,879
Less current portion	(14,114)	(9,431)

Long term portion	$37,078	$22,448

NOTE 10:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 10:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK (Cont.)

The principal of the loan is to be paid in 33 monthly payments, beginning in September 2013, except for the last loan payment which was paid in advance on the Agreement Date. Repayment of the Loan and payment of all other amounts owed to the Lender is paid in Euro.

Borrowings pursuant to the Loan Agreement are secured by a first priority security interest in all existing and future assets of the Company, ranking junior to the Bank Lender’s security interest as to the Company’s trade receivables, inventory and cash and ranking pari passu with the Bank Lender’s security interest as to all other collateral, including all equipment, intellectual property and all outstanding share capital of SolarEdge Technologies GmbH, SolarEdge Technologies Inc. and SolarEdge Technologies (China) Co., Ltd. (see Note 11).

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 10:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK (Cont.)

Upon the closing of the IPO, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 1b).

As of June 30, 2014, the Warrants liability has been measured at fair value in the amount of $765.

In January 2015, the Company fully settled the amount borrowed from the Lender under the Term Loan.

On June 18, 2015 the Lender elected to exercise its cashless exercise rights under which the Company issued 154,768 shares of common stock. The fair value of the Warrants liability as of the exercise date in the amount of  $6,115 was reclassified to stockholders’ equity (deficiency).

NOTE 11:-	REVOLVING CREDIT LINE

In June 2011, the Company entered into an agreement for a revolving line of credit from a Bank Lender (the "Bank Lender"), which, as amended to date, permits aggregate borrowings of up to $20,000 in an amount not to exceed 80% of the eligible trade receivables plus 65% of inventories in transit to customers and bears interest, payable monthly, at the Bank Lender’s prime rate plus a margin of 0.75% to 2.75%. The average interest rate on the Company’s outstanding borrowings as of June 30, 2014 was 4.9%.

On February 17, 2015, the Company amended and restated the agreement with the Bank Lender for a revolving line of credit, which permits aggregate borrowings of up to $40,000 in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at the Bank Lender’s prime rate plus a margin of 0.5% to 2.0%. The amended and restated revolving line of credit will terminate, and outstanding borrowings will be payable, on December 31, 2016.

In connection with the amended and restated revolving line of credit, the Company granted the Bank Lender security interests in substantially all of the Company’s assets, including a first‑priority security interest in the Company’s trade receivables, cash and cash equivalents. Financial covenants contained in the agreement require the Company to maintain EBITDA and liquidity at specified levels.

Specifically, the Company is required to maintain negative Adjusted EBITDA (defined in accordance with US GAAP as (a) net income, plus (b) the extent deducted in the calculation of net income, interest, taxes, depreciation and amortization, plus (c) to the extent deducted in the calculation of net income, non‑cash stock‑based compensation) of no greater than ($1,500) as of March 31, 2015, and positive Adjusted EBITDA of at least (i) $1,500 as of June 30, 2015, (ii) $3,500 as of September 30, 2015 and December 31, 2015, (iii) $1,500 as of March 31, 2016 and (iv) $3,500 for the fiscal year ended June 30, 2016 and for each calendar quarter thereafter.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 11:-	REVOLVING CREDIT LINE (Cont.)

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

As of June 30, 2016 and 2015, the Company met all its Bank Lender covenants.

As of June 30, 2016 and 2015, the Company had no outstanding borrowings related to this revolving line of credit.

NOTE 12:-     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the year ended June 30, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$-	$(222)	$(222)
Other comprehensive income (loss) before reclassifications	56	412	193	661
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(169)	-	(168)
Net current period other comprehensive income (loss)	57	243	193	493

Ending balance	$57	$243	$(29)	$271

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 12:-      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the year ended June 30, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$-	$(61)	$(61)
Other comprehensive income (loss) before reclassifications	-	-	(161)	(161)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Net current period other comprehensive income (loss)	-	-	(161)	(161)

Ending balance	$-	$-	$(222)	$(222)

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 12:-      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Operations
Year ended
June 30, 2016

Unrealized gains (losses) on cash flow hedges	$30	Cost of revenues
	115	Research and development
	33	Sales and marketing
	24	General and administrative

	202	Total, before income taxes

	(33)	Income tax expense (benefit)

	$169	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	$(1)	Financial income, net
	-	Income tax expense (benefit)

	$(1)	Total, net of income taxes

	$168	Total, net of income taxes

No amounts were reclassified from accumulated other comprehensive income for the years ended June 30, 2015 and 2014.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-      DERIVATIVE INSTRUMENTS

The fair value of the Company’s outstanding derivative instruments is as follows:

	Year ended June 30,
	2016	2015

Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$214	$-
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	290	-

Total	$504	$-

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$(23)	$-

Total	$(23)	$-

The Company recorded the fair value of derivative assets and liabilities, net in “prepaid expenses and other accounts receivable” on the Company’s consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, net of tax effect, is as follows:

	Year ended June 30,
	2016	2015	2014

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$412	$-	$-

Total	$412	$-	$-

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-      DERIVATIVE INSTRUMENTS (Cont.)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income (loss), are as follows:

	Year ended June 30,
	2016	2015	2014

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(169)	$-	$-

Total	$(169)	$-	$-

The Company recorded in the financial income (expenses), a net gain (loss) of $(136), $1,721 and $(189) during the years ended June 30, 2016, 2015 and 2014, respectively related to derivatives not qualified as hedging instruments.

NOTE 14:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next nine years, with the last ending in  December 2024.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of June 30, 2016, are as follows:

2017	$2,404
2018	2,241
2019	1,967
2020	1,810
2021	1,504
2022 and thereafter	5,218

$15,144

Rent expenses for the years ended June 30, 2016, 2015 and 2014 were approximately $2,238, $1,714 and $1,200 , respectively.

b.	Guarantees:

As of June 30, 2016, contingent liabilities exist regarding guarantees in the amount of $618, $52 and $83 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.	Royalty commitments:

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

As of June 30, 2016, the aggregate contingent liability to the BIRD-F amounted to approximately $1,146 which would be payable by the Company if the project were to generate revenues.

d.	Governmental commitments:

The Company has received royalty-bearing grants sponsored by the Israeli government for the support of research and development activities. Through June 30, 2015, the Company had obtained grants from the OCS for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 4% in the first three years, and 4.5% thereafter, of the sales of the products and other related revenues (based on the dollar equivalent amount of the grant) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required. As of June 30, 2016 and 2015, there have been no sales or revenues on which royalties are payables.

As of June 30, 2016, the aggregate contingent liability to the OCS amounted to $968.

The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the OCS.  Such approval is not required for the sale or export of any products resulting from such research or development.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

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

In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of June 30, 2016, the Company had non-cancelable purchase obligations totaling approximately $83,142 out of which the Company already recorded a provision for loss in the amount of $2,834 (see also Note 8).

f.	Legal claims:

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 15:-	LEASE INCENTIVE OBLIGATION

The Company has an operating lease agreement for building in Herzilia, Israel. In connection with this lease, the Company and its third party lessor (the "Lessor"), agreed that the Lessor would pay approximately $2,938 for certain leasehold improvements on behalf of the Company.

As of June 30, 2016, the Company received in cash $2,938 from the Lessor in connection with such leasehold improvements. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense. As of June 30, 2016, the long-term net amortized amount of lease incentive obligation recorded under long-term liabilities is $2,297.

NOTE 16:-	CONVERTIBLE PREFERRED STOCK

a.	Composition of convertible preferred stock of the Company:

	Authorized		Issued and outstanding
	Number of shares
	June 30,
	2016	2015	2016	2015

Stock of $0.0001 par value:
Preferred stock	95,000,000	95,000,000	-	-

	95,000,000	95,000,000	-	-

The Company issued Series A through E Preferred stock between the years 2006 and 2015. The Company classified the convertible preferred stock outside of stockholders’ equity  (deficiency) as required by ASC 480-10-S99-3A and ASR 268, since the shares possessed deemed liquidation features that could trigger a distribution of cash or assets not solely within the Company’s control.

b.	Prior to the consummation of the Company’s IPO on March 31, 2015, the Company had the following convertible preferred stock outstanding, all of which was converted into common stock following with the IPO on March 31, 2015 (see Note 1b) which resulted in classification of convertible preferred stock temporary equity in the amount of $140,915 into stockholders’ equity (deficiency):

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 16:-	CONVERTIBLE PREFERRED STOCK (Cont.)

	Shares Outstanding	Number of Shares of Common Stock issued upon conversion

Series A Preferred stock	15,558,830	5,186,276
Series B Preferred stock	18,760,196	6,253,398
Series C Preferred stock	15,984,655	5,328,217
Series D Preferred stock	16,024,251	5,341,416
Series D-1 Preferred stock	2,165,441	721,813
Series D-2 Preferred stock	2,598,528	866,175
Series D-3 Preferred stock	4,330,872	1,443,623
Series E Preferred stock	9,321,019	3,107,005
	84,743,792	28,247,923

NOTE 17:-	STOCK CAPITAL

a.	Composition of common stock capital of the Company:

	Authorized		Issued and outstanding
	Number of shares
	June 30,		June 30,
	2016	2015	2016	2015
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	40,889,922	39,297,539

b.	Common stock rights:

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

c.	On March 23, 2015, the Company's board of directors and the requisite holders of the Company's capital stock consented to a 1-for-3 reverse stock split of the Company's common stock.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

d.	As a result of the reverse stock split, (i) every 3 shares of authorized, issued and outstanding common stock was decreased to one share of authorized, issued and outstanding common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-3 basis, (iii) all share prices and exercise prices were proportionately increased. All of the share numbers, share prices, and exercise prices have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

e.	Stock option plans:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of June 30, 2016, a total of 3,827,117 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

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

As of June 30, 2016, an aggregate of 2,557,691 options are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

 A summary of the activity in the share options granted to employees and members of the board of directors for the year ended June 30, 2016 and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of July 1, 2015	6,034,782	$3.14	7.06	$202,438
Granted	238,400	24.92
Exercised	(1,379,668)	2.07
Forfeited or expired	(56,150)	4.03
Outstanding as of June 30, 2016	4,837,364	$4.50	6.58	$74,292

Vested and expected to vest as of June 30, 2016	4,673,944	$4.42	6.54	$72,114

Exercisable as of June 30, 2016	3,146,546	$3.10	5.63	$52,141

A summary of the activity in the share options granted to employees and members of the board of directors for the year ended June 30, 2015 and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of July 1, 2014	4,007,116	$2.13	6.82	$6,384
Granted	2,116,123	$5.05
Exercised	(31,981)	$2.36
Forfeited or expired	(56,476)	$3.42
Outstanding as of June 30, 2015	6,034,782	$3.14	7.06	$200,438

Vested and expected to vest as of June 30, 2015	5,742,327	$3.08	6.97	$191,067

Exercisable as of June 30, 2015	3,551,239	$2.17	5.71	$121,373

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the year ended June 30, 2016 and 2015 was $30,670 and $484, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

The weighted average grant date fair values of options granted to employees and executive directors during the years ended June 30, 2016, 2015 and 2014 were $24.93, $7.57 and $0.66, respectively.

The options outstanding as of June 30, 2016, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	June 30,	contractual	June 30,	contractual
price	2016	Life in years	2016	Life in years
$0.87 - $1.50	707,091	2.65	707,091	2.65
$1.68 - $2.46	1,411,951	5.22	1,381,725	5.20
$3.03 - $3.96	514,489	7.55	287,763	7.52
$5.01	1,933,216	8.42	715,300	8.41
$9.36	32,217	8.44	11,767	8.19
$20.81	9,600	9.91	-	-
$25.09	228,800	9.14	42,900	9.14

	4,837,364	6.58	3,146,546	5.63

The options outstanding as of June 30, 2015, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	June 30,	contractual	June 30,	contractual
price	2015	Life in years	2015	Life in years

$0.87	490,165	3.14	490,165	3.14
$1.50 - $1.68	771,321	4.04	771,321	4.04
$2.01 - $2.46	2,075,550	6.30	1,794,228	6.24
$3.03 - $3.96	668,270	8.54	247,767	8.46
$5.01 - $5.04	1,996,148	9.42	247,758	9.40
$9.36	33,328	9.59	-	-

	6,034,782	7.08	3,551,239	5.71

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

e.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the year ended June 30, 2016, is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of July 1, 2015	67,440	25.09
Granted	981,321	24.77
Vested	(161,173)	24.36
Forfeited	(53,402)	18.46
Unvested as of June 30, 2016	834,186	24.74

A summary of the activity in the RSUs granted to employees and members of the board of directors for the year ended June 30, 2015, is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of July 1, 2014	-	-
Granted	67,440	25.09
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2015	67,440	25.09

Options and RSUs issued to non-employee consultants:

a.	The Company has granted options to purchase common shares to non-employee consultants as of June 30, 2016 as follows:

	Options
	outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2016	price	2016	Through
July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	5,166	2.46	4,749	October 24, 2022
January 23, 2013	3,333	3.03	2,986	January 23, 2023
January 27, 2014	4,248	3.51	2,069	January 27, 2024
May 1, 2014	6,000	3.51	3,542	May 1, 2024
September 17, 2014	10,830	3.96	5,466	September 17, 2024
October 29, 2014	5,638	5.01	1,192	October 29, 2024
August 19, 2015	21,501	0.00	-
November 8, 2015	4,167	0.00	-
April 18, 2016	2,500	0.00	-

	96,716		53,337

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

b.	The Company has granted options to purchase common shares to non-employee consultants as of June 30, 2015 as follows:

	Options
	outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2015	price	2015	Through

July 31, 2008	33,333	$0.87	33,333	July 31, 2018
January 26, 2011	5,000	$2.01	5,000	January 26, 2021
January 26, 2012	33,333	$2.46	33,333	January 26, 2022
October 24, 2012	6,666	$2.46	4,583	October 24, 2022
January 23, 2013	3,333	$3.03	2,153	January 23, 2023
January 27, 2014	4,998	$3.51	1,652	January 27, 2024
May 1, 2014	6,000	$3.51	2,042	May 1, 2024
September 17, 2014	19,163	$3.96	3,662	September 17, 2024
October 29, 2014	6,668	$5.01	890	October 29, 2024

	118,494		86,648

The Company accounts for its options granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).
In connection with the grant of stock options to non-employee consultants, the Company recorded stock compensation expenses in the years ended June 30, 2016, 2015 and 2014 in the amounts of $524, $563 and $55, respectively.

Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options granted to employees and non-employee consultants in the consolidated statement of operations for the years ended June 30, 2016, 2015 and 2014, as follows:

	Year ended June 30,
	2016	2015	2014

Cost of revenues	$945	$442	$108
Research and development, net	2,364	635	397
Selling and marketing	2,915	809	297
General and administrative	2,820	1,070	280

Total stock-based compensation expense	$9,044	$2,956	$1,082

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

As of June 30, 2016, there was a total unrecognized compensation expense of $28,224 related to non-vested equity-based compensation arrangements granted under the Company’s Plan. These expenses are expected to be recognized during the period from July 1, 2016  through May 31, 2020.

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of June 30, 2016, a total of 888,569 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

The ESPP is implemented through an offering every six months. According to the ESPP, eligible employees may use up to 10% of their salaries to purchase common stock shares up to an aggregate limit of $10 per participant for every six months plan. The price of an ordinary share purchased under the ESPP is equal to 85% of the lower of the fair market value of the ordinary share on the subscription date of each offering period or on the purchase date.

As of June 30, 2016, no common stock shares had yet been purchased under the ESPP.

As of June 30, 2016, 888,569 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost. For the year ended June 30, 2016, the Company recognized $45, of compensation expense in connection with the ESPP.

For the years ended June 30, 2015 and 2014, no compensation expense was recognized in connection with the ESPP.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES

a.	Tax rates in U.S. and Germany:

The Company is subject to U.S. federal tax at the rate of 34%, and the Company’s German subsidiary is subject to German tax at the rate of 33%.

b.	Corporate tax in Israel:

Taxable income of Israeli companies is subject to corporate tax at the rate of 26.5% in the year ended June 30, 2014 and 2015, and 25% in the year ended June 30, 2016 onwards (see also Note 18i).

c.	Carryforward tax losses:

As of June 30, 2016, the Israeli subsidiary has approximately $20,500 of Israeli net carryforward tax losses, which are expected to be utilized in 2017.

As of June 30, 2016, the Company has no federal or state carryforward tax losses.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2016	2015
Assets in respect of:

Carryforward tax losses	$3,298	$23,033
Research and Development carryforward expenses- temporary differences	743	5,173
Other reserves	2,255	1,346

	6,296	29,552

Valuation allowance (1)	-	(29,552)

Deferred tax assets, net	$6,296	$-

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont,)

e.	Income before taxes is comprised as follows:

	Year ended June 30,
	2016	2015

Domestic	$3,758	$2,830
Foreign	68,472	20,246

	$72,230	$23,076

f.	Taxes on income (tax benefit) are comprised as follows:

	Year ended June 30,
	2016	2015	2014
Domestic taxes:
Current	$1,737	1,655	100
Deferred	(1,380)	-	-
Foreign taxes:
Current	263	300	120
Deferred	(4,999)	-	-

	$(4,379)	$1,955	$220

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont.)

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

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended June 30,
	2016	2015	2014

Income (loss) before taxes, as reported in the consolidated statements of operations	$72,230	$23,076	$(21,158)

Statutory tax rate	34%	35%	35%
Theoretical tax benefits on the above amount at the US statutory tax rate	24,558	8,077	(7,405)
Income tax at rate other than the U.S. statutory tax rate	(55)	(1,763)	2,007
Impact of Israel corporate tax rate change from 25% to 26.5%	-	-	(2,103)
Non-deductible expenses	1,514	3,003	467
Operating losses and other temporary differences for which valuation allowance was provided	(5,507)	(7,542)	7,165
Effects of valuation allowances on deferred tax assets	(24,769)	-	-
Other individually immaterial income tax items	(120)	180	89

Actual tax expense (tax benefit)	$(4,379)	$1,955	$220

h.	Tax assessments:

As of June 30, 2016, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2012.

The statute of limitations related to tax returns of the Company’s Israeli subsidiary is closed for all tax years up to and including 2010.

With respect to the Company’s German, Chinese, Australian, Canadian, Dutch, Japanese, UK, French, Italian and Bulgarian subsidiaries, the statute of limitations related to its tax returns is open for all tax years since incorporation.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont.)

The Company believes that it has adequately provided for reasonably foreseeable outcomes related to tax audits and settlements. The final tax outcome of any Company tax audits could be different from that which is reflected in the Company’s income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net income (loss) in the period in which such determination is made.

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

Through June 30, 2016, the Israeli subsidiary had not generated income under the provision of the Investment Law.

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 71):

On August 5, 2013, the Israeli Parliament issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment 71 to the Law for the Encouragement of Capital Investments ("the Amendment"). According to the Amendment, the tax rate on preferred income form a preferred enterprise in 2014 and thereafter will be 16% (in development area A - 9%).

The Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont.)

j.	The Law for Encouragement of Industry (Taxation), 1969:

The Israeli entity has the status of an "industrial company", as defined by this law. According to this status and by virtue of regulations published thereunder, The Israeli entity is entitled to claim a deduction of accelerated depreciation on equipment used in industrial activities, as determined in the regulations issued under the Inflationary Law. The Israeli entity is also entitled to amortize a patent or rights to use a patent or intellectual property that are used in the enterprise's development or advancement, to deduct issuance expenses for shares listed for trading, and to file consolidated financial statements under certain conditions.

Eligibility for benefits under the Industry Encouragement Law is not contingent upon approval of any governmental authority.

There can be no assurance that the Company will continue to qualify as an Industrial Company or that the benefits described above will be available in the future.

NOTE 19:-	FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,
	2016	2015	2014

Remeasurement of warrants to purchase convertible preferred stock	$-	$5,350	$(53)
Interest on term loan	-	579	1,475
Other financial expenses related to term loan	-	373	31
Expenses (income) related to hedging transaction	136	(1,721)	189
Interest on short- term loan	-	316	537
Interest on marketable securities	(1,112)	-	-
Amortization of marketable securities premium and accretion of discount, net	532	-	-
Exchange rate loss (income), net, bank charges and other finance expenses	(27)	180	608

	$(471)	$5,077	$2,787

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 20:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

The following is a summary of revenues within geographic areas:

	Year ended June 30,
	2016	2015	2014

Revenues based on Customers’ location:
United States	$334,260	$238,340	$64,607
Germany	22,207	13,290	15,133
Europe (*)	89,000	52,163	38,655
Rest of the World	44,376	21,285	14,822
Total revenues	$489,843	$325,078	$133,217

(*) Except for Germany

Major Customers data as a percentage of total revenues:

	Year ended June 30,
	2016	2015	2014

Customer A	11.6%	4.9%	1.8%
Customer B	10.9%	24.6%	19.1%
Customer C	10.1%	5.4%	3.1%

The following is a summary of revenues by product family :

	Year ended June 30,
	2016	2015	2014

Inverters	$223,756	$156,984	$62,085
Optimizers	244,852	158,513	65,018
Others	21,235	9,581	6,114
Total revenues	$489,843	$325,078	$133,217

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 20:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA (Cont.)

Long-lived assets by geographic region:

	Year ended June 30,
	2016	2015

Israel	$26,751	$14,136
U.S.	518	342
Europe	508	230
Other	54	9

Total long-lived assets*	$27,831	$14,717

*	Long-lived assets are comprised of property and equipment, net (long term lease deposits and severance pay fund are not included).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.
By:	/s/ Guy Sella
Name: Guy Sella
Title: Chief Executive Officer and Chairman
Date:	August 17, 2016

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

Signature	Title	Date
/s/ Guy Sella Guy Sella	Chief Executive Officer and Chairman (Principal Executive Officer)	August 17, 2016
/s/ Ronen Faier Ronen Faier	Chief Financial Officer (Principal Financial and Accounting Officer)	August 17, 2016
/s/ Dan Avida Dan Avida	Director	August 17, 2016
/s/ Yoni Cheifetz Yoni Cheifetz	Director	August 17, 2016
/s/ Marcel Gani Marcel Gani	Director	August 17, 2016
/s/ Doron Inbar Doron Inbar	Director	August 17, 2016
/s/ Avery More Avery More	Director	August 17, 2016
/s/ Tal Payne Tal Payne	Director	August 17, 2016

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
3.2	Amended and Restated By‑Laws	Incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 17, 2014, among SolarEdge Technologies, Inc. and the investors party thereto	Incorporated by reference to Exhibit 4.2 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
4.3	Warrant to Purchase Shares of SolarEdge Technologies, Inc., dated December 28, 2012	Incorporated by reference to Exhibit 4.3 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
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
Incorporated by reference to Exhibit 10.12 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
10.11 †	Form of Non-Employee Director RSU Award Agreement	Exhibit is Incorporated by reference to Exhibit 10.11 to Form 10 K (Registration No. 001-36894) filed with the SEC on August 20, 2015
10.12 †	Form of Non-Employee Director Stock Option Award Agreement	Exhibit is Incorporated by reference to Exhibit 10.12 to Form 10 K (Registration No. 001-36894) filed with the SEC on August 20, 2015
10.13 †	Form of Employee RSU Award Agreement	Exhibit is Incorporated by reference to Exhibit 10.13 to Form 10 K (Registration No. 001-36894) filed with the SEC on August 20, 2015
10.14 †	Form of Employee Stock Option Award Agreement	Exhibit is Incorporated by reference to Exhibit 10.14 to Form 10 K (Registration No. 001-36894) filed with the SEC on August 20, 2015
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.
24.1	Power of Attorney (included in signature page)	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

 † Management contract or compensatory plan or arrangement.
 # Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.