Form 10-Q
period 2016-09-30
SolarEdge Technologies Inc
filed 2016-11-09
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

As of  November 4, 2016, there were 41,063,194 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
 INDEX

PART I.          FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	June 30,
	2016	2016
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,014	$74,032
Restricted cash	946	928
Marketable Securities	61,786	59,163
Trade receivables, net	84,898	72,737
Prepaid expenses and other accounts receivable	17,276	21,340
Inventories	68,434	81,550

Total current assets	323,354	309,750

PROPERTY AND EQUIPMENT, NET	30,377	27,831

LONG-TERM ASSETS:
Marketable securities	53,955	52,446
Prepaid expenses and lease deposits	437	399
Deferred tax assets, net	4,127	6,296
Intangible assets, net	695	716

Total assets	$412,945	$397,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	June 30,
	2016	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$40,282	$48,481
Employees and payroll accruals	11,975	10,092
Warranty obligations	15,103	14,114
Deferred revenues	2,421	3,859
Accrued expenses and other accounts payable	8,719	10,725

Total current liabilities	78,500	87,271

LONG-TERM LIABILITIES
Warranty obligations	41,305	37,078
Deferred revenues	16,059	14,684
Lease incentive obligation	2,135	2,297

Total long-term liabilities	59,499	54,059

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2016 (unaudited) and June 30, 2016; issued and outstanding: 41,056,801 and 40,889,922 shares as of September 30, 2016 (unaudited) and June 30, 2016, respectively.	4	4
Additional paid-in capital	302,587	299,214
Accumulated other comprehensive income	120	271
Accumulated deficit	(27,765)	(43,381)

Total stockholders’ equity	274,946	256,108

Total liabilities and stockholders’ equity	$412,945	$397,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,
	2016	2015
	Unaudited

Revenues	$128,484	$115,054
Cost of revenues	86,609	81,527

Gross profit	41,875	33,527

Operating expenses:

Research and development, net	9,935	6,991
Sales and marketing	10,036	8,244
General and administrative	3,664	3,418

Total operating expenses	23,635	18,653

Operating income	18,240	14,874

Financial income (expenses), net	390	(72)

Income before taxes on income	18,630	14,802

Taxes on income	3,014	370

Net income	$15,616	$14,432

Net basic earnings per share of common stock	$0.38	$0.37

Net diluted earnings per share of common stock	$0.35	$0.32

Weighted average number of shares used in computing net basic earnings per share of common stock	40,926,887	39,301,620

Weighted average number of shares used in computing net diluted earnings per share of common stock	43,995,227	44,455,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,
	2016	2015
	Unaudited

Net income	$15,616	$14,432

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized losses, net of tax benefit	(92)	-

Net change	(92)	-

Cash flow hedges:
Changes in unrealized gains, net of tax expense	320	37
Reclassification adjustments for gains and losses , net of tax expense included in net income	(254)	1
Net change	66	38

Foreign currency translation adjustments, net	(125)	(41)

Total other comprehensive loss	(151)	(3)

Comprehensive income	$15,465	$14,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended September 30,
	2016	2015
	Unaudited
Cash flows provided by operating activities:
Net income	$15,616	$14,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,271	738
Amortization of intangible assets	21	21
Amortization of premiums on available-for-sale marketable securities	332	-
Stock-based compensation	3,100	1,832
Realized losses on Cash Flow Hedges	-	1

Changes in assets and liabilities:
Inventories	13,120	(5,956)
Prepaid expenses and other accounts receivable	4,176	11,811
Trade receivables, net	(12,102)	(11,928)
Deferred tax assets, net	2,180	-
Trade payables	(8,200)	(13,500)
Employees and payroll accruals	1,879	1,044
Warranty obligations	5,216	4,025
Deferred revenues	(63)	1,970
Accrued expenses and other accounts payable	(2,015)	1,467
Lease incentive obligation	(162)	(11)

Net cash provided by operating activities	24,369	5,946

Cash flows used in investing activities:
Purchase of property and equipment	(3,815)	(3,292)
Purchase of intangible assets	-	(800)
Decrease (increase) in restricted cash	(18)	51
Decrease (increase) in short and long-term lease deposits	(29)	73
Investment in available-for-sale marketable securities	(19,928)	-
Maturities of available-for-sale marketable securities	15,304	-

Net cash used in investing activities	(8,486)	(3,968)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended September 30,
	2016	2015
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of shares upon exercise of options	273	17

Net cash provided by financing activities	273	17

Increase in cash and cash equivalents	16,156	1,995
Cash and cash equivalents at the beginning of the period	74,032	144,750
Effect of exchange rate differences on cash and cash equivalents	(174)	(16)

Cash and cash equivalents at the end of the period	$90,014	$146,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements, footnote disclosures and employee benefit plans’ accounting.

c.	The significant accounting policies applied in the Company’s audited annual consolidated financial statements as of June 30, 2016 are applied consistently in these financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

d.	Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2016 filed with the SEC on August 17, 2016 (the “2016 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended June 30, 2016 included in the 2016 Form 10-K.

In August 2016, the Company announced that its fiscal year-end will begin on January 1 and end on December 31 of each year, starting on January 1, 2017.

Fiscal year 2016, which ended on June 30, 2016, will be followed by a transition period from July 1, 2016 to December 31, 2016. The Company plans to disclose the results of the transition period on a form 10-KT transition report.

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

Two vendors collectively account for 62.8% (unaudited) and 69% of the Company’s total trade payables as of September 30, 2016 (unaudited) and June 30, 2016, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of September 30, 2016 a total of $2,177 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the three months ended September 30, 2016, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

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

As of September 30, 2016, the Company entered into forward contracts and put and call options to sell U.S. dollars for NIS and Euros for U.S. dollars in the amount of $8,846 and 15 million Euro, respectively. These hedging contracts do not contain any credit-risk-related contingency features. See Note 5 for information on the fair value of these hedging contracts.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The fair value of the Company’s outstanding derivative instruments is as follows:
	Three months ended September 30,	Year ended June 30
	2016	2016
	(unaudited)
Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$21	$214
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	344	290

Total	$365	$504

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$-	$(23)

Total	$-	$(23)

The Company recorded the fair value of derivative assets and liabilities, net in “prepaid expenses and other accounts receivable” on the Company’s condensed consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, net of tax effect, is as follows:

	Three months ended
	September 30,
	2016	2015
	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	320	37

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income (loss), are as follows:

	Three months ended
	September 30,
	2016	2015
	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	(254)	(1)

The Company recorded in the financial income (expenses), a net gain (loss) of $(170) and $(1) during the three months ended September 30, 2016 and 2015, respectively related to derivatives not qualified as hedging instruments.

g.	Intangible assets:

On March 9, 2015, the Company and Beacon Power LLC, a Delaware limited liability company (“Beacon”) entered into a patent purchase agreement under which the Company agreed to purchase all rights in certain patents owned by Beacon. In July 2015 the Company completed the purchase of the patents for $800.

The patents are stated at cost, net of accumulated amortization. Amortization is calculated by the straight-line method over 10 years, which represents the estimated useful lives of the patents.

Amortization expenses for the three months ended September 30, 2016 (unaudited) were $21.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

h.	Accumulated other comprehensive income:

 The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended September 30, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$57	$243	$(29)	$271
Other comprehensive income (loss) before reclassifications	(92)	320	(125)	103
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(254)	-	(254)
Net current period other comprehensive income (loss)	(92)	66	(125)	(151)

Ending balance	$(35)	$309	$(154)	$120

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the three months ended September 30, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges		Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$	(-)	$(222)	$(222)
Other comprehensive income (loss) before reclassifications	-		37	(41)	(4)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-		1	-	1
Net current period other comprehensive income (loss)	-		38	(41)	(3)

Ending balance	$-		$38	$(263)	$(225)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Operations
Three months ended
September 30, 2016

Unrealized gains on cash flow hedges, net	32	Cost of revenues
	152	Research and development
	39	Sales and marketing
	31	General and administrative

	254	Total, before income taxes

	-	Income tax expense (benefit)

	254	Total, net of income taxes

For the three months period, ended September 30, 2015, $1 was reclassified from accumulated other comprehensive income.

i.	Certain amounts in prior year have been reclassified to conform to the current quarter presentation.

NOTE 2:-	INVENTORIES

	September 30, 2016	June 30, 2016
	(unaudited)
Raw materials	$12,203	$9,805
Finished goods	56,231	71,745

	$68,434	$81,550

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the three months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,
	2016	2015
	(unaudited)

Balance, at beginning of period	$51,192	$31,879
Additions and adjustments to cost of revenues	8,841	6,295
Usage and current warranty expenses	(3,625)	(2,270)

Balance, at end of period	56,408	35,904
Less current portion	(15,103)	(10,587)

Long term portion	$41,305	$25,317

NOTE 4:-	REVOLVING CREDIT LINE

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	REVOLVING CREDIT LINE (Cont.)

As of September 30, 2016 (unaudited) and June 30, 2016, the Company met all its Bank Lender covenants.

As of September 30, 2016 (unaudited) and June 30, 2016, the Company had no outstanding borrowings related to this revolving line of credit.

NOTE 5:-	FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2016 (unaudited) by level within the fair value hierarchy:

	Balance as of September 30, 2016	Fair value measurements
Description		Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$7,299	$7,299	-	-

Derivative instruments asset	$365	-	$365	-

Short-term marketable securities:
Corporate bonds	$59,787	-	$59,787	-
Governmental bonds	$1,999	-	$1,999	-

Long-term marketable securities:
Corporate bonds	$47,942	-	$47,942	-
Governmental bonds	$6,013	-	$6,013	-

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2016 by level within the fair value hierarchy:

	Balance as of June 30, 2016	Fair value measurements
Description		Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$13,373	$13,373	-	-

Derivative instruments asset	$481	-	$481	-

Short-term marketable securities:
Corporate bonds	$57,158	-	$57,158	-
Governmental bonds	$2,005	-	$2,005	-

Long-term marketable securities:
Corporate bonds	$46,430	-	$46,430	-
Governmental bonds	$6,016	-	$6,016	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	FAIR VALUE MEASUREMENTS (Cont.)

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on September 30, 2016 due to the short-term maturity of these instruments.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2016 (unaudited), contingent liabilities exist regarding guarantees in the amount of $633, $53 and $85 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

b.	Royalty and Governmental commitments:

As of September 30, 2016 (unaudited), the aggregate contingent liability to the Binational Industrial Research and Development Foundation (BIRD‑F) amounted to approximately $1,148 which would be payable by the Company if it ever did generate revenues from such project.

The Company’s Israeli subsidiary receives research and development grants from the Office of the Chief Scientist (the OCS). In consideration for the research and development grants received from the OCS, the Company has undertaken to pay royalties as a percentage of revenues from products developed from research and development projects financed. If the Company will not generate sales of products developed with funds provided by the OCS, the Company is not obligated to pay royalties or repay the grants.

Royalties are payable at the rate of 4% to 4.5% from the time of commencement of sales of all of these products until the cumulative amount of the royalties paid equals 100% of the dollar-linked amounts of the grants received, plus interest at LIBOR rate.

As of September 30, 2016 (unaudited), the aggregate contingent liability to the OCS amounted to $999.

c.	Contractual purchase obligations:

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

As of September 30, 2016 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $68,091 out of which the Company already recorded a provision for loss in the amount of $1,878.

d.	Legal claims:

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

NOTE 7:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016
	(unaudited)		(unaudited)
Stock of $0.0001 par value:

Common stock	125,000,000	125,000,000	41,056,801	40,889,922

b.	Stock Incentive plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. On March 31, 2015, once the Company completed its Initial Public Offering (“IPO”), the 2007 Plan has been terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of September 30, 2016 (unaudited), a total of 3,827,117 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

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

 The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000).

As of September 30, 2016 (unaudited), an aggregate of 1,695,717 shares of common stock are still available for future grant under the 2015 Plan.

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the three months ended September 30, 2016 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of July 1, 2016	4,837,364	$4.50	6.58	$74,292
Granted	197,821	16.79
Exercised	(113,691)	2.39
Forfeited or expired	(13,137)	5.43
Outstanding as of September 30, 2016	4,908,357	5.05	6.50	61,639

Vested and expected to vest as of September 30, 2016	4,765,530	4.96	6.47	60,199

Exercisable as of September 30, 2016	3,221,141	3.30	5.54	45,316

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the three months ended on September 30, 2016 (unaudited) was $1,588.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

The weighted average grant date fair values of options granted to employees and executive directors during the three months ended September 30, 2016 (unaudited) was $16.88.

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the three months ended September 30, 2016 (unaudited) is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of July 1, 2016	834,186	24.74
Granted	666,903	16.50
Vested	(50,547)	24.58
Forfeited	(16,417)	22.98
Unvested as of September 30, 2016	1,434,125	20.91

e.          Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of September 30, 2016 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	September 30,	Exercise	September 30,	Exercisable
Date	2016	price	2016	Through

July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	5,166	2.46	5,166	October 24, 2022
January 23, 2013	3,333	3.03	3,194	January 23, 2023
January 27, 2014	4,148	3.51	2,261	January 27, 2024
May 1, 2014	6,000	3.51	3,917	May 1, 2024
September 17, 2014	10,830	3.96	6,142	September 17, 2024
October 29, 2014	5,638	5.01	1,526	October 29, 2024
August 19, 2015	19,834	0.00	-
November 8, 2015	3,501	0.00	-
April 18, 2016	2,292	0.00	-
July 11, 2016	2,667	0.00	-
September 21, 2016	4,000	15.34	-	September 21, 2026
September 21, 2016	7,000	0.00	-

	107,742		55,539

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50.

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the three months ended September 30, 2016 (unaudited) and 2015 (unaudited) in the amounts $44 and $119, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of September 30, 2016, a total of 888,569 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of September 30, 2016, no common stock shares had yet been purchased under the ESPP.

As of September 30, 2016, 888,569 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees and ESPP in the condensed consolidated statement of operations for the three months ended on September 30, 2016 (unaudited) and 2015 (unaudited), as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015

Cost of revenues	$384	$180
Research and development	927	395
Selling and marketing	850	616
General and administrative	939	641

Total stock-based compensation expense	$3,100	$1,832

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

As of September 30, 2016 (unaudited) there was a total unrecognized compensation expense of $37,822 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from Oct 1, 2016 through August 31, 2020.

NOTE 8:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 235,845 and 0 for the three months ended September 30, 2016 (unaudited) and 2015 (unaudited), respectively.

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

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended September 30,
	2016	2015
	(unaudited)
Numerator:
Net income	15,616	14,432

Denominator:
Shares used in computing net earnings per share of common stock, basic	40,926,887	39,301,620
Effect of stock-based awards	3,068,340	5,154,344
Shares used in computing net earnings per share of common stock, diluted	43,995,227	44,455,964

Basic net income per share	$0.38	$0.37
Diluted net income per share	$0.35	$0.32

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-        INCOME TAXES

a.	Taxes on income are comprised as follows:

	Three months ended September 30,
	2016	2015
	Unaudited

Current year taxes	$835	$370
Deferred tax expense	2,179	-

Taxes on income	$3,014	$370

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 30,	June 30,
	2016	2016
	(Unaudited)

Assets in respect of:

Carryforward tax losses	$1,059	$4,186
Research and Development carryforward expenses- temporary differences	698	743
Other reserves	2,370	1,367

Net deferred tax assets	$4,127	$6,296

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

a.
For the three month period ended September 30, 2016 (unaudited), the Company had one major customer that accounted for approximately 12.4% of its condensed consolidated revenues.  For the three month period ended September 30, 2015, the Company had two major customers that accounted for 25.8% of the Company’s condensed consolidated revenues.

b.
As of September 30, 2016, (unaudited) two customers accounted for approximately 31.1% of the Company’s net accounts receivable and as of June 30, 2016, three major customers accounted for approximately 35.4% of the Company’s net accounts receivable.

NOTE 11:-	SUBSEQUENT EVENTS

a.
In October 2016 the Company and Accurate Solar Power, LLC, a limited liability corporation, entered into a patent purchase agreement, under which the Company agreed to purchase certain patents, provisional patent applications and pending patent applications. The Company completed the purchase in return for total consideration of $600.

b.	In October 2016 the Company established a wholly-owned subsidiary in China, to support third party contract manufacturer’s activities.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our limited history of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on‑grid solar electricity applications;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar PV system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer’s financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets; and

•	consolidation in the solar industry among our customers and distributors; and

•	the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report.

Except as required by law, we assume no obligation to update these forward‑looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward‑looking statements, even if new information becomes available in the future.

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

Our revenues for the three months ended September 30, 2016 and 2015 were $128.5 million and $115.1 million, respectively. Gross margin was 32.6% and 29.1% for the three months ended September 30, 2016 and 2015, respectively. Net income was $15.6 million and $14.4 million for the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, we have shipped approximately 14.1 million power optimizers and 576,000 inverters. Approximately 298,900 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of September 30, 2016, we have shipped approximately 3.8 GW of our DC optimized inverter systems. Our products are sold in approximately 47 countries, and are installed in solar PV systems in 100 countries.

As of September 30, 2016, approximately 188,500 indirect customers had registered with us through our cloud‑based monitoring platform.

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

In February 2016, we shipped our ten millionth power optimizer.

In June 2016, we began shipments of our HD-Wave inverter

Key Operating Metrics

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to shipments (inverters shipped, power optimizers shipped and megawatts shipped) to evaluate our sales performance and to track market acceptance of our products. We use metrics relating to monitoring (systems monitored) to evaluate market acceptance of our products and usage of our solution.

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

	Three Months Ended September 30,
	2016	2015
Inverters shipped	63,360	54,195
Power optimizers shipped	1,645,708	1,460,277
Megawatts shipped (1)	466	356

——————
(1)
Calculated based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Revenues	$128,484	$115,054
Cost of revenues	86,609	81,527
Gross profit	41,875	33,527
Operating expenses:
Research and development, net	9,935	6,991
Sales and marketing	10,036	8,244
General and administrative	3,664	3,418
Total operating expenses	23,635	18,653
Operating income	18,240	14,874
Financial income (expenses), net	390	(72)
Income before taxes on income	18,630	14,802
Taxes on income	3,014	370
Net income	$15,616	$14,432

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Revenues	$128,484	$115,054	$13,430	11.7%

Revenues increased by $13.4 million, or 11.7%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in the number of systems sold in the U.S.  and Europe. The number of power optimizers sold increased by approximately 0.2 million units, or 14.1%, from approximately 1.4 million units in the three months ended September 30, 2015 to approximately 1.6 million units in the three months ended September 30, 2016. The number of inverters sold increased by approximately 14,200 units, or 28.5%, from approximately 49,800 units in the three months ended September 30, 2015 to approximately 64,000 units in the three months ended September 30, 2016. Our blended average selling price per watt for units shipped decreased by $0.052, or 15.9%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to (i) an increase in sales of commercial products that are characterized by lower average selling prices per watt; (ii) price erosion in the overall inverter market; (iii) a change in our geographic mix, specifically in sales to Europe where the devaluation of the Euro against the U.S. Dollar in calendar 2016 reduced our average selling price when translated into U.S. Dollars; and (iv) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Cost of revenues	$86,609	$81,527	$5,082	6.2%
Gross profit	$41,875	$33,527	$8,348	24.9%

Cost of revenues increased by $5.1 million, or 6.2%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to (i) an increase in the volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; and (iii) increased warranty expenses associated with the increase in our installed base. These increases were partially offset by reductions derived from increased efficiency in our supply chain. Gross profit as a percentage of revenue increased from 29.1% in the three months ended September 30, 2015 to 32.6% in the three months ended September 30, 2016, primarily due to reductions in per unit production costs, increased efficiency in our supply chain and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Research and development, net	$9,935	$6,991	$2,944	42.1%

Research and development, net increased by $2.9 million, or 42.1%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in personnel-related costs of $2.5 million resulting from an increase in our research and development headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as activities associated with bringing new products to market. In addition, the use of external consultants and deprecation expenses increased by $0.3 million and $0.1 million, respectively, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Sales and Marketing

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Sales and marketing	$10,036	$8,244	$1,792	21.7%

Sales and marketing expenses increased by $1.8 million, or 21.7%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in personnel-related costs of $1.2 million due to an increase in headcount associated with supporting our growth in the U.S. and Europe. In addition, expenses related to trade shows and marketing activities, expenses related to external consultants and sub-contractorsand expenses associated with our worldwide sales offices, travel and other overhead costs increased by $0.3 million, $0.2 million and $0.1 million, respectively, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

General and Administrative

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
General and administrative	$3,664	$3,418	$246	7.2%

General and administrative expenses increased by $0.2 million, or 7.2%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in personnel-related costs of $0.4 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required of a fast-growing public company and (ii) increased expenses related to equity-based compensation and changes in management and our board of director compensation. In addition, costs related to accounting, tax, legal and information systems consulting and depreciation increased by $0.2 million. These amounts were offset by costs related to the accrual of doubtful debts, which decreased in the amount of $0.4 millionin the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Financial income (expenses), net

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Financial income (expenses), net	$390	$(72)	$462	N/A

Financial income was $0.4 million in the three months ended September 30, 2016 as compared to financial expenses of $0.1 million in the three months ended September 30, 2015, primarily due to $0.4 million of interest income, net of accretion (amortization) of discount (premium) on marketable securities and time deposits and a decrease in expenses related to hedging transactions in the amount of $0.2 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. These amounts were offset by an increase of $0.1 million in expenses related to bank fees in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Taxes on Income

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Taxes on income	$3,014	$370	$2,644	714.6%

Taxes on income increased by $2.6 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a reversal of $2.2 million of deferred tax assets in the amount of $6.4 million recorded during fiscal year 2016. In addition, current tax expenses increased by $0.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of higher profitability and exhaustion of NOL carryforwards.

Net Income

	Three Months Ended September 30,		Three Months Ended September 30, 2015 to 2016
	2016	2015	Change
	(in thousands)
Net income	$15,616	$14,432	$1,184	8.2%

As a result of the factors discussed above, net income increased by $1.2 million, or 8.2%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$24,369	$5,946
Net cash used in investing activities	(8,486)	(3,968)
Net cash provided by financing activities	273	17
Increase in cash and cash equivalents	$16,156	$1,995

As of September 30, 2016, our cash and cash equivalents were $90.0 million. This amount does not include $115.7 million invested in available-for-sale marketable securities and $0.9 million of restricted cash (primarily held to secure bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses paid by us. We maintain the net proceeds received from our initial public offering as well as cash provided by operating activites in cash and cash equivalents and available-for-sale marketable securities. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the three months ended September 30, 2016, cash provided by operating activities was $24.4 million derived mainly from a net income of $15.6 million that included $4.7 million of non-cash expenses. An increase of $5.2 million in warranty obligations, $1.9 million accruals for employees and a decrease of $13.1 million in inventories, $4.2 million in prepaid expenses and other receivables and $2.2 million in deferred tax assets which were offset by an increase of $12.1 million in trade receivables, net, and a decrease of $10.4 million in trade payables and other accounts payable.

For the three months ended September 30, 2015, cash used in operating activities was $5.9 million derived mainly from a net income of $14.4 million that included $2.6 million of non-cash expenses. An increase of $4.0 million in warranty obligations, $2.0 million in deferred revenues , $1.0 million accruals for employees and a decrease of $11.8 million in prepaid expenses and other receivables which was offset by an increase of $11.9 million in trade receivables, $6.0 million in inventories and a decrease of  $12.0 million in trade payables and other accounts payable.

Investing Activities

During the three months ended September 30, 2016, net cash used in investing activities was $8.5 million, of which $19.9 million was invested in available-for-sale marketable securities, and $3.9 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $15.3 million from the maturities of available-for-sale marketable securities.

During the three months ended September 30, 2015, net cash used in investing activities was $4.0 million, of which $3.3 million was related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements, and $0.8 million related to an investment in intangible assets. This was offset by a $0.1 million decrease in a long term lease deposit.

 Financing Activities

For the three months ended September 30, 2016, net cash provided by financing activities was $273.0 thousand, all attributed to cash received from the exercise of employee and non-employee stock options.

For the three months ended September 30, 2015, net cash provided by financing activities was $17.0 thousand, all attributed to cash received from the exercise of employee and non-employee stock options.

Debt Obligations

Revolving Line of Credit

In February 2015, we amended and restated a revolving line of credit agreement with Silicon Valley Bank (“SVB”), which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit will terminate on December 31, 2016 and will not be extended. As of September 30, 2016, we had no outstanding borrowings under the  line of credit with SVB.

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

Foreign Currency Exchange Risk

Approximately 28.0% and 24.2% of our revenues for the three months ended September 30, 2016 and 2015, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three months ended September 30, 2016, between the Euro and the U.S. Dollar would increase or decrease our net income by $2.7 million for the three months ended September 30, 2016. A hypothetical 10% change in foreign currency exchange rates during the three months ended September 30, 2016, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $1.4 million for the three months ended September 30, 2016.

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

We had cash and cash equivalents of $90.0 million and available-for-sale marketable securities with an estimated fair value of $115.7 million on September 30, 2016, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2016, two major customers accounted for approximately 31.1% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A   RISK FACTORS

There have been no material changes to  the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

We maintain the funds received in cash and cash equivalents and available-for-sale marketable securitties. Our principal uses of these proceeds from the initial public offering is general corporate purposes, including working capital and expansion of our business into additional markets. The funds have not been used to make payments directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, or (iii) any of the Company’s affiliates.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

We previously disclosed in our proxy statement for the 2016 Annual Meeting of Stockholders that we anticipated filing our proxy statement for the 2017 Annual Meeting of Stockholders within 120 days after the end of our fiscal year on June 30, 2016, and hold our 2017 Annual Meeting shortly thereafter.  However, because we have recently changed our fiscal year end to December 31, we presently intend to hold our 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) on or around May 4, 2017 at a time and location to be determined and specified in our proxy materials related to the 2017 Annual Meeting.

Any stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in the Company’s proxy materials for the 2017 Annual Meeting must be received by our Corporate Secretary at our principal executive offices no later than the close of business on November 24, 2016 (based on an anticipated proxy statement release date of March 24, 2017). Such proposals also must comply with the rules of the Securities and Exchange Commission relating to stockholders’ proposals, which (among other things) provide that to be eligible to submit a proposal, a stockholder must have continuously held at least $2,000 in market value, or 1%, of the Company’s securities entitled to vote on the proposal at the 2017 Annual Meeting, for at least one year by the date the proposal is submitted.

In addition, any stockholder seeking to bring business before the 2017 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a director must provide timely notice, as set forth in the Company’s Amended and Restated Bylaws (the “Bylaws”).  Specifically, written notice of any such proposed business or nomination must be received by the Company’s Corporate Secretary at our principal executive offices no earlier than the close of business on January 4, 2017 and no later than the close of business on February 3, 2017.  Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in our Bylaws and with any applicable law.

The above-referenced proposals and notices should be addressed to the Corporate Secretary at 1 Hamada Street Herziliya Pituach, Israel, 4673335.  A copy of the full text of the bylaw provisions discussed above may be obtained by writing to the Corporate Secretary of the Company at the address included in the preceding sentence.

ITEM 6 EXHIBITS

Exhibit No.	Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:November 9, 2016	/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)