Form 10-K/A
period 2016-06-30
SolarEdge Technologies Inc
filed 2017-02-06
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

SolarEdge Technologies Inc. (“SolarEdge,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission on August 17, 2016 (“Form 10-K”).

The only changes to our Form 10-K are in Item 15 “Exhibits and Financial Statement Schedules.”

In Item 15 we have included dates on the Section 906 certifications, as such dates were inadvertently omitted from our 10-K filing. Pursuant to the rules of the SEC, currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, and does not update disclosures contained in the Form 10-K or modify or amend the Form 10-K except as specifically described in this explanatory note.

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

Financial income was $0.5 million in fiscal 2016 as compared to financial expenses of $5.1 million in fiscal 2015, primarily due to $6.7 expenses related to re-measurement of certain warrants granted to Kreos in relation to the Kreos Loan in fiscal 2015, and expenses related tointerest expenses on a term loan received from Kreos Capital IV (Expert Fund) Limited (“Kreos”) in December 2012 (the “Kreos Loan”) and the revolving line of credit from SVB (described below) as compared to no such expenses in the fiscal 2016 due to full repayment of the Kreos Loan and exercise of the warrants by Kreos. Additionally, income of $1.9 million generated from hedging transactions and foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar in fiscal 2015 as compared to $0.2 million in fiscal 2016 and $0.7 million interest income, net of accretion (amortization) of discount (premium) on marketable securities and time deposits were generated in fiscal 2016 compared to $0.1 million in fiscal 2015.

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

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Avida (2)	40,000	-	—	—	—	—	40,000
Yoni Cheifetz(3)	-	-	—	—	—	—	—
Marcel Gani (4)	55,000	-	—	—	—	—	55,000
Doron Inbar (5)	40,000	-	—	—	—	—	40,000
Avery More(6)	50,000	-	—	—	—	—	50,000
Tal Payne (7)	35,000	-	—	—	—	—	35,000

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

SOLAREDGE TECHNOLOGIES, INC.
By:	/s/ Guy Sella
Name: Guy Sella
Title: Chief Executive Officer and Chairman (principal executive officer)
Date:	February 6, 2017

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
3.2	Amended and Restated By‑Laws	Incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 17, 2014, among SolarEdge Technologies, Inc. and the investors party thereto	Incorporated by reference to Exhibit 4.2 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
4.3	Warrant to Purchase Shares of SolarEdge Technologies, Inc., dated December 28, 2012	Incorporated by reference to Exhibit 4.3 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
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
Incorporated by reference to Exhibit 10.12 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
10.11 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015
10.12 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015
10.13 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015
10.14 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015
21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to Form 10-K filed with the SEC on August 17, 2016
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Incorporated by reference to Exhibit 23.1 to Form 10-K filed with the SEC on August 17, 2016
24.1	Power of Attorney (included in signature page)	Incorporated by reference to Exhibit 24.1 to Form 10-K filed with the SEC on August 17, 2016
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document	Incorporated by reference to Form 10-K filed with the SEC on August 17, 2016
101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Form 10-K filed with the SEC on August 17, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to Form 10-K filed with the SEC on August 17, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to Form 10-K filed with the SEC on August 17, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to Form 10-K filed with the SEC on August 17, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to Form 10-K filed with the SEC on August 17, 2016

 † Management contract or compensatory plan or arrangement.
 # Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.