Form 10-Q/A
period 2016-09-30
SolarEdge Technologies Inc
filed 2017-02-06
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
(Registrant's telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

As of  November 4, 2016, there were 41,063,194 shares of the registrant's common stock, par value of $0.0001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of SolarEdge Technologies Inc. (the "Company") for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission (the "SEC") on November 9, 2016 ("Original Filing").

This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2. Specifically, the Company is refiling these certifications solely to add certain required language concerning internal control over financial reporting that was inadvertently omitted from the Company's certifications in the Original Filing. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing.

PART II

ITEM 6 EXHIBITS

See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2017	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: February 6, 2017	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing.
101.INS	XBRL Instance Document	Previously filed with the Original Filing.
101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed with the Original Filing.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed with the Original Filing.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed with the Original Filing.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed with the Original Filing.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed with the Original Filing.

3