Form 10-KT
period 2016-12-31
SolarEdge Technologies Inc
filed 2017-02-21
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT (Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2016 to December 31, 2016

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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $644,870,301 (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $19.60 per share as reported on the Nasdaq Global Select Market.

As of February 10, 2017, there were 41,265,925 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the transition period to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT and the documents incorporated herein by reference contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Item 1. Business,” “Item 1A. Risk Factors” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new product developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our limited history of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•
the results of the 2016 U.S. presidential and congressional elections may create regulatory uncertainty for the clean energy sector and the solar energy sector in particular and may materially harm our business, financial condition and results of operations;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer’s financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets;

•	consolidation in the solar industry among our customers and distributors; and

•	the other factors set forth under “Item 1A. Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.          BUSINESS

Change in Fiscal Year

The Board of Directors of SolarEdge Technologies, Inc. has changed our fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with other companies within our industry. This Form 10-KT is intended to cover the transition report for the period July 1, 2016 through December 31, 2016 (the “transition period”). Subsequent to this, our Form 10-K will cover the calendar year January 1 to December 31. We refer to the period beginning July 1, 2015 and ending June 30, 2016 as “fiscal 2016”, the period beginning July 1, 2014 and ending June 30, 2015 as “fiscal 2015” and the period beginning July 1, 2013 and ending June 30, 2014 as “fiscal 2014” .

Introduction

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our system consists of our power optimizers, inverters and cloud‑based monitoring platform and addresses a broad range of solar market segments, from residential solar installations to commercial and small utility‑scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 4.2 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in 100 countries.

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

Our system allows for superior power harvesting and module management relative to traditional inverter systems by deploying power optimizers at each PV module while maintaining a competitive system cost by keeping the AC inversion and grid interaction centralized using a simplified DC‑AC inverter. The entire system is monitored through our cloud‑based monitoring platform that enables reduced system operation and maintenance (“O&M”) costs. Our system enables each PV module to operate at its own maximum power point (“MPP”), rather than a system‑wide average, enabling dynamic response to real‑world conditions, such as atmospheric conditions, PV module aging, soiling and shading and offering improved energy yield relative to traditional inverter systems. In addition to higher efficiency, our system’s installed cost per watt is competitive with traditional inverter systems of leading manufacturers and generally lower than comparable microinverter systems of leading manufacturers. Furthermore, our architecture allows for complex rooftop system designs and enhanced safety and reliability. Our technology and system architecture are protected by 84 awarded patents and 123 patent applications filed worldwide as of December 31, 2016.

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

We were founded in 2006 and began commercial shipments in 2010. As of December 31, 2016, we have shipped approximately 15.4 million power optimizers and 633,000 inverters. More than 374,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform.

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

Traditional inverter architecture still constitutes the vast majority of the PV inverter market, especially for larger commercial and utility installations. However, traditional inverter architecture suffers from significant inefficiencies leading to suboptimal power generation. These challenges include:

•
Module mismatch.  Traditional inverter systems are unable to consistently produce maximum energy from PV modules. Each PV module in a system has a unique power production profile driven by differences in manufacturing and installation parameters. The architecture of traditional inverter systems does not allow each PV module to operate at its unique MPP. When PV modules are wired in series in a traditional inverter architecture, the entire string’s output is reduced, sometimes correlated directly to the output of the lowest‑performing PV module on the string. Output reduction can result from subtle variations in PV module composition, atmospheric conditions, soiling, individual PV module locations and orientations, or varying levels of PV module degradation over time.

•
Partial shading.  Many real‑world factors can cause a subset of the PV modules in a system to be partially shaded, which can significantly affect the power output of the entire string. For instance, electric wires, a chimney or even adjacent solar panels may cast a shadow during particular hours of the day, or debris may accumulate. This partial shading reduces the yield of a traditional solar PV system by decreasing, or in extreme cases eliminating, power output from the shaded modules. Overall losses to system production from such partial shading can range from small to substantial.

•
Dynamic maximum power point tracking loss.  The MPP of a PV module shifts constantly throughout the day as a result of atmospheric conditions. A traditional inverter system’s inability to coordinate output on a module‑by‑module basis makes it difficult for the system to respond dynamically to the shifting MPP. This inability to respond to the shifting MPP can reduce the potential power output of a traditional solar PV system by 3‑10%.

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

•
No module level monitoring.  A traditional inverter system cannot track power output, temperature or any other attribute of a single PV module. Consequently, a system operator cannot perform remote diagnostics, track performance of PV system components or receive alerts about individual PV module status, and may be unaware of specific module‑level problems or breakdowns.

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

•
Grid Code Compliance.  With the growing penetration of solar energy, many utilities in individual U.S. states and Europe have adopted new sets of grid codes to preserve the stability of the electric grid. These grid codes require solar PV inverters to respond dynamically to variances in grid‑wide voltage, which typically requires inverter hardware and software to be reengineered. The microinverter faces significant implementation challenges in complying with many of these new grid codes primarily due to its small size. In most cases, adaptation to these new grid codes would require added costs and complexities, limiting the ability of microinverters to address some markets.

The SolarEdge Solution

Our DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our solution consists of our power optimizers, inverters and cloud‑based monitoring platform and addresses a broad range of solar market segments, from residential solar installations to commercial and small utility‑scale solar installations.

The key advantages of our solution include:

•
Maximized PV module power output.  Our power optimizers provide module‑level MPP tracking and real‑time adjustments of current and voltage to the optimal working point of each individual PV module. This enables each PV module to continuously produce its maximum power potential independent of other modules in the same string, thus minimizing module mismatch and partial shading losses. By performing these adjustments at a very high rate, our power optimizers also solve the dynamic MPP losses associated with traditional inverters. Independent testing from Photon Laboratories as well as tests performed by PV Evolution Labs according to the National Renewable Energy Laboratory shade test have confirmed that our technology provides power harvesting that is superior to traditional inverter systems.

•
Optimized architecture with economies of scale.  Our system shifts certain functions of the traditional inverter to our power optimizers while keeping the DC to AC function and grid interaction in our inverter. As a result, our inverter is smaller, more efficient, more reliable and less expensive than inverters used in traditional inverter systems. The cost savings that we have achieved on the inverter enable our system to be priced at a cost per watt that is comparable with traditional inverter systems of leading manufacturers. As a PV system grows in size, our inverter benefits from economies of scale, making our technology viable for large commercial and utility‑scale applications.

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

•
reduces the number of field change orders. For example, some installers use remote tools to estimate the size and configuration of an installation in connection with the customer acquisition process. This is especially common for high‑volume residential arrays, where an exhaustive survey of rooftop obstructions would be uneconomical. In some cases, installers discover that their preliminary design, based on remote tools, cannot be implemented due to unexpected shading or other obstructions. With traditional inverter system designs, an obstructed module may require a significant system redesign and a modification of the customer contract to take into account the changed system design. Our DC optimized inverter solution enables an installer to compensate or adjust for most obstructions without materially changing the original design or requiring a modification to the customer contract.

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

•
Continuous monitoring and control to reduce operation and maintenance costs.  Our cloud‑based monitoring platform provides full data visibility at the module level, string level, inverter level and system level. The data can be accessed remotely by any web‑enabled device, allowing comprehensive analysis, immediate fault detection and alerts. These monitoring features reduce O&M costs for the system owner by identifying and locating faults, enabling remote testing and reducing field visits.

•
Enhanced safety.  We have incorporated module‑level safety mechanisms in our system to protect installers, electricians and firefighters. Each power optimizer is configured to reduce output to 1 volt unless the power optimizer receives a fail‑safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level. In recent years, new safety standards have been introduced in the U.S. and in Europe that require or encourage the installation of safety measures such as these. Our DC optimized inverters comply with the applicable safety requirements of the areas in which they are sold, providing incremental cost savings to installers by eliminating the need for additional hardware such as DC breakers, switches or fire‑proof ducts required by traditional inverter systems.

•
High reliability.  Solar PV systems are typically expected to operate for at least 25 years under harsh outdoor conditions. High reliability is critical and is facilitated by systems and components that have low heat generation, solid and stable materials, and an absence of moving parts. We have designed our system to meet these stringent requirements. Our power optimizers dissipate much less heat than microinverters because no DC‑AC inversion occurs at the module level. As a result, less heat is dissipated beneath the PV module, which improves lifetime expectancy and reliability of our power optimizers. Our power optimizers’ high switching frequency allows the use of ceramic capacitors with a low, fixed rate of aging and a proven life expectancy in excess of 25 years. Further, we use automotive‑grade application specific integrated circuits (“ASICs”) that embed many of the required electronics into the ASIC. This reduces the number of components and consequently the potential points of failure.

Our Products

Our solution consists of a DC power optimizer, an inverter and a cloud-based monitoring platform that operate as a single integrated system:

SolarEdge Power Optimizer.  Our DC power optimizer is a highly reliable and efficient DC‑to‑DC converter which is connected by installers to each PV module or embedded by PV module manufacturers into their modules as part of the manufacturing process. Our power optimizer increases energy output from the PV module to which it is connected by continuously tracking the MPP of each module and controlling its working point. The power optimizer’s ability to track the MPP of each PV module and its ability to increase or decrease its output voltage, enables the inverter’s input voltage to remain fixed under a large variety of string configurations. This feature enhances flexibility in PV system designs, enabling use of different string lengths in a single PV system connected to the same inverter, use of PV panels situated on multiple orientations connected to the same inverter and using varied PV module types in the same string. In addition, our power optimizers monitor the performance of each PV module and communicates this data to our inverter using our proprietary power line communication. In turn, the inverter transmits this information to our monitoring server. Each power optimizer is equipped with our proprietary safety mechanism which automatically reduces the output voltage of each power optimizer to 1V unless the power optimizer receives a fail‑safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level.

Our power optimizers are designed to withstand high temperatures and harsh environmental conditions, and contain multiple bypass features that localize failures and enable continued system operation in the vast majority of cases of power optimizer failure. Our power optimizers are compatible with the vast majority of modules on the market today and carry a 25‑year product warranty. Our power optimizers are designed to be used with our inverters as well as third party inverters to provide power optimization. Monitoring and safety features can also be achieved with third party inverters by adding supplemental communications hardware. During fiscal 2014, 2015 and 2016 and the six months ended December 31, 2016 revenues derived from the sale of power optimizers represented 48.8%, 48.8%, 50.0% and 48.0% of total revenues, respectively.

SolarEdge Inverter.  Our DC‑to‑AC inverters contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability and are designed to work exclusively with our DC power optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our power optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our power optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficiency at all times and therefore is more cost‑efficient, energy efficient and reliable. Like our power optimizers, our inverters are designed to withstand harsh environmental conditions. Since the power rating of an inverter determines how many PV modules it can serve, larger installations require inverters with higher power ratings. We currently offer our second generation of inverters which come in two models: a one‑phase inverter designed to address the residential market (2.2 kilowatts (“kW”) to 11.4 kW) and a three‑phase inverter designed to address the residential market in certain European countries and the commercial market (4 kW to 33.3 kW). In June 2016, we introduced an extended commercial solution that consists of various inverters, sized 25kW, 27.6kW, and 33.3kW for the Europe, Middle East, Africa and Asia Pacific markets and 14.4kW and 33.3kW for the North American market. These inverters which are identical in size and enclosure as other SolarEdge inverters are designed for commercial installations, reduce the number of required inverters and increase the system return on investment. The vast majority of our inverters are sold with a 12‑year warranty that is extendable to 20 or 25 years for an additional cost. During fiscal 2014, 2015, 2016 and the six months ended December 31, 2016, revenues derived from the sale of inverters represented 46.6%, 48.3%, 45.7 % and 46.7% of total revenues, respectively.

We have completed the development of and have started shipping our HD-Wave technology inverter. The HD-Wave inverter technology provides significant improvements in efficiency, while decreasing the magnetics and cooling components in order to reduce inverter size and cost.

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

SolarEdge Monitoring Software.  Our cloud‑based monitoring platform collects power, voltage, current and system data sent from our inverters and power optimizers and allows users to view the data at the module level, string level, inverter level and system level from any browser or from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential problems. The monitoring software includes features which are used on a routine basis by integrators, installers, maintenance staff, and system owners to improve a solar PV system’s performance by maximizing solar power harvesting and reducing O&M costs by increasing system up‑time and detecting PV module performance issues more effectively. Connection to the monitoring server is completed during installation by the installer. The installer then receives full access to system data through the monitoring software and can select the amount of data to be shared with the system owner.

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

Inverters.  Our inverter roadmap is intended to serve three purposes: (i) expand addressable market by developing new and larger inverters designed specifically for larger commercial installations and utility‑scale projects; (ii) improve the electronics to increase the total power throughput without changing the existing enclosure, thereby reducing the actual cost per watt and increasing economies of scale and (iii) improve ease of installation by integrating additional functionality required in certain installations in order to reduce costs of additional hardware and subcontractors’ labor costs. As part of our inverter roadmap, we plan to apply our HD-Wave technology to three-phase inverters and we are in the development process for doing so.

Monitoring Services.  Our cloud‑based monitoring platform is continuously growing by the amount of data aggregated. We are continuously developing tools to accommodate our growth and further enhance our service offering. Specifically, we plan to increase data compression in order to enable support for a rapidly increasing number of field systems while using low‑cost equipment. In addition, we plan to improve our reporting systems and enable users to obtain self‑generated customized reports. We also expect to expand algorithms that detect and pinpoint problems that can affect power production in field systems. We further plan to add more capabilities through our public application program interface to allow users to build and integrate our system into their own systems and to allow users to build and share useful applications based on monitoring data gathered by our software.

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

New Products or Product Categories.  We are evaluating opportunities to expand our product offerings and services to our customers. We may from time to time develop new products or services that are a natural extension of our existing business, or may engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities or provide synergy opportunities.

Sales and Marketing Strategy

Since commencing sales activities in early 2010, our strategy has been to focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Today, our products have been installed in over 100 countries, including the U.S., Canada, Belgium, France, Germany, Italy, the Netherlands, the United Kingdom, Israel, Australia Japan, Singapore and China.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. In the U.S., Germany, Italy, the United Kingdom and Australia, our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies that are active in solar PV. We anticipate that an increasing percentage of solar PV equipment sales will also occur through electrical equipment wholesalers who sell to a broad range of electrical contractors, and we are focused on cultivating these global relationships. As of December 31, 2016, according to the data available on our monitoring portal, approximately 15,600 installers around the world have installed SolarEdge solar PV systems, including an average of approximately 367 new installers per month since the beginning of 2016. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

Additionally, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars and partner trainings to show them how best to design, sell and implement our technology in their projects.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In fiscal 2015 and 2016 three of our customers represented 39.0% and 32.5% of our revenues, respectively. For the six months ended December 31, 2016, three of our customers (two distributors and one large installer) represented 28.4% of our revenues. Out of these three customers, Consolidated Electrical Distributors Inc. (CED), a leading electric-equipment wholesaler in the U.S., was our largest customer and accounted for 11.2% of our revenues. We fill orders primarily as they are received and as such, do not have significant backlog.

Training and Customer Support

We offer our installer base a comprehensive package of customer support and training services which include pre‑sales support, ongoing trainings, and technical support before, during, and after installation. We also provide customized support programs to PV module manufacturers, large installers and distributors to help prioritize and track support issues, thereby enabling short cycle times for issue resolution. During the six months ended December 31, 2016, we conducted approximately 172 training events in 20 countries, with an aggregate of approximately 5,260 attendees.

We offer a wide variety of training, including hands‑on and on‑demand video sessions and online product and training materials. We support our commercial system customers with design consulting throughout their sales process and installation. Our technical support organization includes local expert teams, call centers in the USA, Germany, Australia, Netherlands and Israel, and an online service portal. Our toll‑free call centers are open Monday through Friday from 9:00 a.m. to 8:00 p.m. in every region in which we sell our products. In addition, customers can open and track support cases 24/7 utilizing our online portal. All support cases are monitored via a customer relationship management system in order to ensure service, track closure of all customer issues and further improve our customer service. Our call centers have access to our cloud‑based monitoring platform database, which enables real‑time remote diagnostics.

Customer service and satisfaction has been a key component of our business and we expect it to continue to be integral to our success in the future. We maintain high levels of customer engagement through our call centers in California, Germany and Israel. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on‑the‑job training of new installers. As of December 31, 2016, our customer support and training organization consisted of 116 employees worldwide.

Our Technology

We have drawn on our expertise in the fields of power electronics, magnetic design, mechanical and heat dissipation capabilities, control loops and algorithms and power line communications to design and develop what we believe to be the most advanced commercial solutions for harvesting power from solar PV systems. Our advanced technologies are explained in more detail below.

Power optimizers

Our power optimizers are DC/DC step up/step down (buck‑boost) converters designed and developed to operate in harsh outdoor environments at very high conversion efficiency. Our power optimizers include proprietary power electronics customized to efficiently convert power from the PV module to the inverter. The conversion topology and components are all designed for the power optimizer specifications and verified for consistent performance and reliability in numerous lab tests and simulations.

A key factor in the performance of our power optimizer is determined by the digital control algorithms and closed‑loop mechanism. The power optimizer’s control is built into our advanced ASIC which is responsible for all critical digital control functions of the power optimizer, including detailed power analysis, digital control of the power conversion subsystem and power line communications and networking. Since each power optimizer handles the power and voltage of a single module, we are able to reach a high degree of semiconductor integration by leveraging low cost silicon in standard semiconductor packages. As a result, much of the functionality of our power optimizer can be integrated into a standard ASIC instead of discrete electronic components, resulting in lower costs and higher reliability.

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

Inverters

Our inverter is designed for single‑stage DC/AC conversion. Using our inverter in combination with the power optimizers will allow the control loop to maintain a fixed DC voltage level at its input thereby allowing for longer, uneven and multi‑faceted strings while also enabling custom, cost efficient and reliable inverter design and component selection. All of the power components, as well as the main magnetic components for our inverters, can then be optimized for DC/AC inversion at high efficiency.

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

We have completed the development of our first proprietary automated assembly line for use at the Hungary Flextronics manufacturing plant and it is in operation and has manufacturing capacity of approximately 4,000 power optimizers per day. We have replicated this first automated assembly line and have three additional automated assembly lines expected to be deployed in the first half of 2017. We are investing resources in additional automated assembly lines as well as in automated machinery for subassembly of certain components used in our products, and we will own and be responsible for funding all of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines and other machinery are not significant and will be funded out of our cash flows. In addition, we are in the process of designing an automatic assembly line for the production of embedded optimizers.

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

Our reliability methodology includes a multi‑level plan with design analysis, sub‑system testing of critical components by Accelerated Life Testing, and integrative testing of design prototypes by Highly Accelerated Life Testing and large sample groups. As part of our reliability efforts, we subject components to industry standard conditions and tests including in accelerated life chambers that simulate burn‑in, thermal cycling, damp‑heat and other stresses. We also conduct out of box audits (OBA) on our finished products, on-line reliability tests (ORT) are conducted on our inverters and we test complete products in stress tests and in the field. Our rigorous testing processes have helped us to develop highly reliable products.

In order to verify the quality of each of our products when it leaves the manufacturing plant, each component, sub‑assembly, and final product are tested multiple times during production. These tests include Automatic Optical Inspection, In‑Circuit Testing, Board‑ Functional Testing, Safety Testing and Integrative Stress Testing. We employ a serial number‑driven manufacturing process auditing and traceability system that allows us to control production line activities, verify correct manufacturing processes and to achieve item‑specific traceability.

As a part of our quality and reliability approach, failed products from the field are returned and subjected to root cause analysis, the results of which are used to improve our product and manufacturing processes and design and further reduce our field failure rate.

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

We have a strong research and development team with wide‑ranging experience in power electronics, semiconductors, power line communications and networking, and software engineering. In addition, many members of our team have expertise in solar technologies. As of December 31, 2016, our research and development organization had a headcount of 258 people. Our research and development expense, net totaled $18.3 million, $22.0 million and $33.2 million for fiscal 2014, 2015 and 2016, respectively and $20.3 million for the six months ended December 31, 2016.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know‑how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2016, we had 62 issued U.S. patents, 22 issued non‑U.S. patents, 64 patent applications pending for examination in the U.S. and 59 patent applications pending for examination in other countries, all of which are related to U.S. applications. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control and management systems. Our issued patents are scheduled to expire between 2027 and 2037. We continually assess opportunities to seek patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.

We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know‑how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know‑how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

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

Our DC optimized inverter system competes principally with products from traditional inverter manufacturers, such as SMA Solar Technology AG, ABB Ltd. and Huawei Technologies Co. Ltd. as well as from other new Chinese inverter manufacturers. In the North American residential market, we compete with traditional inverter manufacturers, as well, as microinverter manufacturers such as Enphase Energy, Inc. In addition, several new entrants to the MLPE market, including low‑cost Asian manufacturers, have recently announced plans to ship or have already shipped similar products. We believe that our DC optimized inverter system offers significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies.

Government Incentives

U.S. federal, state, and local government bodies, as well as non-U.S. government bodies, provide incentives to owners, end users, distributors and manufacturers of solar PV systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar PV systems from property tax assessments. The market for on‑grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time. In general, the amount and availability of these incentives and subsidies to encourage the development of solar PV energy have been declining and are expected to continue to decline.

Seasonality

The solar energy market is subject to seasonal and quarterly fluctuations affected by weather. For example, during the winter months in Europe and the northeastern U.S. where the climate is particularly cold and snowy, it is typical to see a decline in PV installations and this decline can impact the timing of orders for our products.

Employees

As of December 31, 2016, we had 718 full‑time employees. Of these full‑time employees, 258 were engaged in research and development, 163 in sales and marketing, 244 in operations and support and 53 in general and administrative capacities. Of our employees, 439 were based in Israel, 113 were based in the U.S., 62 were based in China, 34 were based in Germany and an additional 70 were based elsewhere.

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

We incurred net losses of $21.4 million for fiscal 2014, and we achieved a net profit of $21.1 million, $76.6 million and $25.4 million in fiscal 2015, fiscal 2016 and in the six months ended December 31, 2016, respectively. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with marketing and developing our products, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and hiring additional personnel. In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenues will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations.

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

Our first full fiscal year of commercial shipments was 2011. Much of our growth has occurred in recent periods. Our limited history, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. The viability and demand for solar energy solutions, and in turn, our products, may be affected by many factors outside of our control, including:

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

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar PV systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments of renewable energy credits associated with renewable energy generation and exclusion of solar PV systems from property tax assessments. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our customers’ sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. For example, in August 2015 the United Kingdom’s Department of Energy and Climate Change (DECC) launched a consultation on the future of the Feed-in Tariffs (FITs) scheme, the consultation reduced the levels of FIT effective February 2016. Under the new FIT scheme UK solar installations have significantly dropped. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning.

In addition, several jurisdictions have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement total without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. For example, in December 2015 Nevada's Public Utilities Commission passed a decision that increased the fixed service charge for net-metered solar customers and lowered compensation for net excess solar generation. . Proposals to extend compliance deadlines, reduce targets or repeal standards have also been introduced in a number of states. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

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

The results of the 2016 United States presidential and congressional elections may create regulatory uncertainty.

The results of the U.S. presidential election may create regulatory uncertainty in the clean energy sector and in the solar energy sector in particular. The new administration has made statements suggesting that support of various renewable energy programs and initiatives designed to fight global warming may be halted. While it remains unclear whether solar energy regulations and policies will be effected, any attempt by the new administration to withdraw from or materially change clean energy policies and regulations may result in a decrease in demand for our products in the United States and other geographical markets and may materially harm our business, financial condition and results of operations.

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

For the six months ended December 31, 2016, three of our major customers in the U.S. together, accounted for 28.4% of our revenues. Our next five largest customers for the six months ended December 31, 2016, together, accounted for 23.8% of our revenues. For the six months ended December 31, 2016, our largest customer was Consolidated Electrical Distributors Inc. (CED), accounting for 11.2% of our revenues. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. Although we have agreements with some of our largest customers, these agreements do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. For example, in April 2016 one of our customers, SunEdison (SUNEQ), filed for reorganization under Chapter 11 of the U.S. bankruptcy laws.

Consolidations in the solar industry among our current or potential customers or distributors may adversely affect our competitive position.

There has been an increase in consolidation activity among distributors, large installers and other strategic partners in the solar industry. For example, in July 2015 SunEdison (SUNEQ) announced its intention to purchase Vivint Solar for $2 billion, in March 2016 Vivint Solar announced it is terminating the merger due to SunEdison’s “willful breach of the merger agreement”. In June 2016, Tesla Motors (TSLA) announced that it has submitted a proposal to acquire all of the outstanding shares of common stock of SolarCity Corporation (SCTY). This trend could further increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial and competitive risks.

In the six months ended December 31, 2016, we sold our products to approximately 200 direct customers in 45 countries, including the U.S., Canada, Belgium, France, Germany, Israel, Italy, the Netherlands, the United Kingdom, Australia, Japan and China. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities or provide synergy opportunities. For example, we intend to introduce new products targeted at large commercial and utility-scale installations and to expand into other international markets.

Our success operating in these new geographic or product and markets will or in operating any acquired business depend on a number of factors, including our ability to develop solutions to address the requirements of the large commercial and utility-scale solar PV markets, timely qualification and certification of new products for large commercial and utility-scale solar PV installations, acceptance of power optimizers in solar PV markets in which they have not traditionally been used, our ability to manage increased manufacturing capacity and production , and our ability to identify and integrate any acquired businesses.

Further, we expect these new solar PV markets to have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

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

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 8,400 inverters and approximately 181,000 power optimizers in fiscal 2011 (the period beginning July 1, 2010 and ending June 30, 2011), our first full fiscal year of commercial shipments, to annual product sales exceeding 224,000 inverters and 5.7 million power optimizers in fiscal 2016. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

Although our financial results are reported in U.S. dollars, U.S. dollar revenues accounted for 72.3 % of our revenues in the six months ended December 31, 2016. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll) and, to a lesser extent, the Euro and other currencies. Our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products. Our prices are denominated primarily in U.S. dollars. If there is a significant devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by entering into forward hedging transactions to sell Euro for U.S. dollars at a predefined rate, and maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, to a lesser extent, the New Israeli Shekel and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

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

Our Israeli subsidiary is eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”.) In order to remain eligible for the tax benefits for “Benefited Enterprises” we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, cancelled or discontinued, our Israeli taxable income would be subject to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The standard corporate tax rate for Israeli companies was increased to 26.5% in 2014 and 2015 decreased to 25% in 2016 and decreased again to 24% as of January 1, 2017 and 23% as of January 1, 2018. Additionally, if we increase our activities outside of Israel through acquisitions, for example, our expanded activities might not be eligible for inclusion in future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out or eliminate entirely the benefit programs under the Investment Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

The terms of Israeli government grants that we have received restrict our ability to transfer technologies outside of Israel, and we may be required to pay penalties in such a case or upon the sale of our Company.

In the six months ended December 31, 2016, we did not receive any grants from the Office of the Chief Scientist in the Israel Ministry of Economy (“OCS”). We do not expect to receive additional grants from the OCS. The terms of the previous grants require us to pay royalties at a rate of 4% to 4.5% on sales of products developed under these grants, up to the total grant amount, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even after payment in full, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984 (the “R&D Law”), and related regulations, with respect to those past grants. When a company develops know-how, technology or products under an OCS grant, the grant terms and the R&D Law restrict the transfer outside of Israel of such know-how without the prior approval of the OCS. Consequently, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of know-how related to those aspects of our technologies. The OCS may impose conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approval at all.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in March 2015 at a price of $18.00 per share, during the six months ended December 31, 2016, the reported high and low prices of our common stock has ranged from $11.35 to $20.54 per share. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

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

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

Our corporate headquarters are located in Herziliya Pituach, Israel, in an office consisting of approximately 56,000 square feet of office, testing and product design space. We have a ten‑year lease on our corporate headquarters, which expires on December 31, 2024.

In addition to our corporate headquarters, we lease approximately 27,000 square feet of general office space in Fremont, California, under a lease that will expire on March 31, 2020. We also lease sales and support office space in China, Germany, Netherlands, Italy, France, Australia, UK, Japan, and Bulgaria.

We outsource all of our manufacturing to our manufacturing partners, and currently do not own or lease any manufacturing facilities.

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

Holders of Record

As of December 31, 2016, there were 46 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number stockholders represented by these record holders.

Price Range of Our Common Stock

The following table set for the high and low sales prices for our common stock for the periods indicated, in each case as regularly on the NASDAQ Global Select Market:

	Price Range
	High	Low
Fiscal Year 2015
Third Quarter (March 26 – March 31)	$22.50	$19.49
Fourth Quarter (March 31 – June 30)	$43.00	$21.71

Fiscal Year 2016
First Quarter (July 1 – September 30)	$38.11	$15.60
Second Quarter (October 1 – December 31)	$29.50	$15.02
Third Quarter (January 1 – March 31)	$30.50	$21.92
Fourth Quarter (March 31 – June 30)	$28.80	$17.10

Six Months ended December 31, 2016
First Quarter (July 1 – September 30)	$20.54	$14.41
Second Quarter (October 1 – December 31)	$17.34	$11.35

Dividend Policy

  We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities by the issuer and affiliated purchases during the six months ended December 31, 2016.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from March 26, 2015 (using the price of which our shares of common stock were initially sold to the public) to December 31, 2016 to that of the total return of the Nasdaq Composite Index and the MAC Global Solar Energy Index. The comparison assumes $100 was invested in our common stock on March 26, 2015 and in each of the forgoing indices on March 26, 2015 and assumes the reinvestment of dividends. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

ITEM 6.          SELECTED FINANCIAL DATA

Selected Financial Data

The selected consolidated statement of operations data for each of fiscal 2014, 2015 and 2016 and the six months ended December 31, 2016 and the selected consolidated balance sheet data as of June 30, 2015 and 2016 and as of December 31, 2016 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for fiscal 2012 and 2013 and the selected consolidated balance sheet data as of June 30, 2012, 2013 and 2014 are derived from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of our results to be expected in any future period. These selected financial data should be read together with our consolidated financial statements and the related notes, as well as the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

	Fiscal Years Ended June 30					Six Months Ended December 31,
	2012	2013	2014	2015	2016	2016
	(In thousands)

Consolidated Statements of Operations Data:
Revenues	$75,351	$79,035	$133,217	$325,078	$489,843	$239,997
Cost of revenues	76,028	74,626	111,246	243,295	337,887	159,097
Gross profit (loss)	(677)	4,409	21,971	81,783	151,956	80,900
Operating expenses:
Research and development, net	13,783	15,823	18,256	22,018	33,231	20,279
Sales and marketing	9,926	12,784	17,792	24,973	34,833	20,444
General and administrative	3,074	3,262	4,294	6,535	12,133	6,790
Total operating expenses	26,783	31,869	40,342	53,526	80,197	47,513
Operating income (loss)	(27,460)	(27,460)	(18,371)	28,257	71,759	33,387
Financial income (expenses)	(287)	(612)	(2,787)	(5,077)	471	(2,789)
Other expenses	—	—	—	104	—	—
Income (loss) before taxes on income	(27,747)	(28,072)	(21,158)	23,076	72,230	30,598
Taxes on income (tax benefit)	36	108	220	1,955	(4,379)	5,217
Net income (loss)	$(27,783)	$(28,180)	$(21,378)	$21,121	$76,609	$25,381
Net basic earnings (loss) per share of common stock	$(10.30)	$(10.28)	$(7.64)	$0.30	$1.92	$0.62
Net diluted earnings (loss) per share of common stock	$(10.30)	$(10.28)	$(7.64)	$0.27	$1.73	$0.58
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	2,698,093	2,741,370	2,798,894	11,902,911	39,987,935	41,026,926
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	2,698,093	2,741,370	2,798,894	15,269,448	44,376,075	43,839,342

	Fiscal Years Ended June 30					Six Months Ended December 31
	2012	2013	2014	2015	2016	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,437	$13,142	$9,754	$144,750	$74,032	$104,683
Available-for-sale marketable securities	-	-	-	-	111,609	118,727
Total assets	55,894	49,086	74,998	305,658	397,438	424,743
Total debt	3,515	12,823	20,244	-	-	-
Total stockholders’ equity (deficiency)	$(87,990)	$(115,014)	$(135,294)	$166,944	$256,108	$288,778

Key Operating Metrics

We regularly review a number of metrics, including the key operating metrics set forth in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate projections and make strategic decisions.

	Fiscal Years Ended June 30		Six Months Ended
	2015	2016	December 31, 2016
Inverters shipped	150,428	223,589	120,117
Power optimizers shipped	3,533,528	5,738,546	2,904,858
Megawatts shipped(1)	920	1,615	880

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Annual Report on Form 10-KT captioned “Selected Consolidated Financial Data and Other Data” and “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-KT. In addition to historical financial information, the following discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward‑looking statements as a result of many factors, including those discussed under the sections of this annual report captioned “Special Note Regarding Forward‑Looking Statements” and “Risk Factors”.

Overview

We are a leading provider of intelligent inverter solutions that are changing the way power is harvested and managed in solar PV systems. Our DC optimized inverter solution maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system. Our systems allow for superior power harvesting and module management by deploying power optimizers at each PV module while maintaining a competitive system cost by using a simplified DC‑AC inverter. Our systems are monitored through our cloud‑based monitoring platform that enables lower system operating and maintenance (“O&M”) costs. We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

We are a leader in the global module level power electronics (“MLPE”) market according to GTM Research, and as of December 31, 2016, we have shipped approximately 15.4 million power optimizers and 633,000 inverters. More than 374 thousand installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of December 31, 2016, we have shipped approximately 4.2GW of our DC optimized inverter systems. Our products have sold in approximately 50 countries, and are installed in solar PV systems in 100 countries.

We primarily sell our products directly to large solar installers, EPCs and indirectly to thousands of smaller solar installers through large distributors and electrical equipment wholesalers. Our sales strategy focuses on top‑tier customers in markets where electricity prices, irradiance (amount of sunlight), and government policies make solar PV installations economically viable. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

In the six months ended December 31, 2016, we sold our products to approximately 200 direct customers in 45 countries and as of December 31, 2016, approximately 214,340 indirect customers had registered with us through our cloud‑based monitoring platform. In the six months ended December 31, 2016, one customer accounted for revenues of above 10% and our top three customers (two distributors and one large installer) together represented 28.4% of our revenues.

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

•	In March 2015, we completed our initial public offering and started to trade on the NASDAQ Global Select Market under the ticker SEDG.

•	In September 2015, we released information about the development of our new HD-Wave inverter technology.

•	In January 2016, we announced the immediate international availability of our StorEdge™ solution

•	In February 2016, we shipped our ten millionth power optimizer.

•	In June 2016, we received the Intersolar Award in the Photovoltaics category for our HD-Wave technology inverter and began shipments of our HD-Wave inverter.

•	In 2016, we commenced commercial shipments of our HD-Wave inverters to Europe.

Our revenues were $133.2 million, $325.1 million and 489.8 million for fiscal 2014, 2015 and 2016, respectively and $240.0 for the six months ended December 31, 2016. Gross margins were 16.5%, 25.2% and 31.0%, for fiscal 2014, 2015 and 2016, respectively and 33.7% for the six months ended December 31, 2016. Net loss was $ $21.4 million for fiscal 2014, and net profits were $21.1 million $76.6 and $25.4 million for fiscal 2015 and 2016, and for the six months ended December 31, 2016, respectively.

We continue to focus on our long‑term growth. We believe that our market opportunity is large and that the transition from traditional inverter architecture to DC optimized inverter architecture as the architecture of choice for distributed solar installations globally will continue. We believe that we are well positioned to benefit from this market trend. We intend to continue to invest in sales and marketing to acquire new customers in our existing markets, grow internationally and drive additional revenue. We also plan to expand our product offerings to further penetrate the large commercial and utility segments. We expect to continue to invest in research and development to enhance our product offerings and develop new, cost effective solutions.

We believe that our strategy results in a lean operating base with low expenses that will enable profitability on lower revenues relative to our competitors. We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long‑term as we continue to grow due to economies of scale. With this increased operating leverage, we expect our gross and operating margins to increase in the long‑term.

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

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include power optimizers, inverters and our cloud‑based monitoring platform. Our customer base includes large solar installers, distributors, wholesalers, EPCs and PV module manufacturers.

Our revenues are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end‑user government incentives, seasonality and competitive product offerings.

Our revenue growth is dependent on our ability to expand our market share in each of the geographies in which we compete, expand our global footprint to new evolving markets, grow our production capabilities to meet demand and to continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers as well as costs related to shipping, customer support, product warranty, personnel, depreciation of test and manufacturing equipment, hosting services for our cloud‑based monitoring platform and other logistics services. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

We outsource our manufacturing to third‑party manufacturers and negotiate product pricing on a quarterly basis. Our third‑party manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end of line testing equipment and the automated assembly lines for our power optimizers, as further described below (which resulted in capital expenditures of $2.8 million and $5.2 million for fiscal 2015 and 2016, respectively and $1.4 million for the six months ended December 31, 2016). We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. We also procure strategic and critical components from various approved vendors on behalf of our contract manufacturers. At times, higher than anticipated demand has exceeded the production capacities of these manufacturers. In 2014 and early 2015, for example, such production shortfalls, as well as shortages in the supply of certain raw materials, required us to use air freight, rather than less expensive ocean freight, to deliver the majority of our products. The expansion of current manufacturing sites by our contract manufacturers allowed us to reduce these expenses in fiscal 2015 as well as to build sufficient inventory to continue our growth without the need to ship substantial amounts of products by air. In 2016 we managed to continuously increase the efficiency of our supply chain, reduce our reliance on airfreightto a minimum and use ocean freight for the majority of our shipments. We believe that continued expansion of the current manufacturing sites by our contract manufacturers, and the development and deployment of our proprietary automated assembly line (described below), will provide sufficient manufacturing capacity to meet our forecasted demands with minimal shipment of products by air freight.

We completed development of our first proprietary automated assembly line for our power optimizers and have 3 additional automated assembly lines expected to be deployed in the first half of 2017. We expect to continue to invest in additional automated assembly lines in the future. We have designed and are responsible for funding all of the capital expenses associated with existing and future automated assembly lines. The current and expected capital expenses associated with these automated assembly lines will be funded out of our cash flows.

Key components of our logistics supply channel consist of third party distribution centers in the U.S and Europe. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third party distribution centers and then finally shipped to our customers.

Cost of revenues also includes our operations and support departments’ costs. The operations department is responsible for production management such as planning, procurement, supply chain, production methodologies and machinery planning, logistics management and manufacturing support to our contract manufacturers as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third level support services which are provided by support personnel located in our headquarters. Our full‑time employee headcount in our operations and support departments has grown from 57 as of June 30, 2014 to 106 as of June 30, 2015 to 175 as of June 30, 2016 to 244 as of December 31, 2016.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel‑related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock‑based compensation. Our full‑time employee headcount in our research and development, sales and marketing and general and administrative departments has grown from 239 as of June 30, 2014 to 334 as of June 30, 2015 to 434 as of June 30, 2016, to 475 as of December 31, 2016. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and development expenses, net

Research and development expenses, net include personnel‑related expenses such as salaries, benefits, stock‑based compensation and payroll taxes. Our research and development employees are engaged in the design and development of power electronics, semiconductors, software and power line communications and networking. Our research and development expenses also include third‑party design and consulting costs, materials for testing and evaluation, ASIC development and licensing costs, depreciation expense and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation, thereby maintaining our competitive position.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel‑related expenses such as salaries, sales commissions, benefits, payroll taxes and stock‑based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. The expected increase in sales and marketing expenses is due to an expected increase in the number of sales and marketing personnel and the expansion of our global sales and marketing footprint, enabling us to increase our penetration of new markets. While most of our sales in fiscal 2012 (the period beginning July 1, 2011 and ending June 30, 2012) were in Europe, sales in the U.S. have grown steadily since fiscal 2012. Revenues generated in the U.S. represented 73.3% and 68.2% of our revenues in fiscal 2015 and 2016, respectively and 66.8% in the six months ended December 31, 2016. Sales in Europe, which represented most of our sales until fiscal 2013 (the period beginning July 1, 2012 and ending June 30, 2013) also increased in absolute numbers and represented 20.1% and 22.7 % of our revenues in fiscal 2015 and 2016, respectively and 25.3% of our revenues in the six months ended December 31, 2016. We currently have a sales presence in the U.S., Canada, France, Germany, Italy, the Netherlands, the United Kingdom, Israel, Turkey Japan, Australia and China. We intend to continue to expand our sales presence to additional countries.

General and administrative expenses

General and administrative expenses consist primarily of salaries, employee benefits, payroll taxes and stock‑based compensation related to our executives, finance, human resources, information technology and legal organizations, travel expenses, facilities costs fees for professional services and registration fees related to being a publicly traded company. Professional services consist of audit, legal, remuneration to board members, tax, insurance, information technology and other costs. General and administrative expenses also include allowance for doubtful accounts in the event of uncollectable account receivables balances.

Non‑Operating Expenses

Financial income (expenses)

Financial income (expenses) consist primarily of interest income, interest expense, gains or losses from foreign currency fluctuations and hedging transactions and gains or losses related to re‑measurement of warrants granted in relation to long‑term debt incurred by the Company in December 2012.

Interest income consists of interest from our investment in available for sale marketable securities.

Interest expense consists of interest and other charges paid to Silicon Valley Bank (“SVB”) in connection with our revolving line of credit which expired on December 31, 2016, and interest on our term loan from Kreos, which was fully repaid on January 26, 2015 (both described below).

Gains or losses related to re‑measurement of warrants granted in relation to long‑term debt incurred by the Company in December 2012 are not expected to occur in the future as the warrants were fully exercised on June 18, 2015.

Our functional currency is the U.S. Dollar. With respect to certain of our subsidiaries, the functional currency is the applicable local currency. Financial expenses, net is net of financial income which consists primarily of the effect of foreign exchange differences between the U.S. Dollar and the New Israeli Shekel, the Euro and other currencies, related to our monetary assets and liabilities, and the realization of gain from hedging transactions.

Taxes on income

We are subject to income taxes in the countries where we operate.

From incorporation through the end of fiscal 2014, we experienced operating losses and consequently accumulated a significant amount of operating loss carryforwards in several jurisdictions. By the end of fiscal 2015, we fully utilized our unused operating loss carryforwards with respect to U.S. federal tax obligations. In fiscal 2015, we recorded an income tax expense of $1.7 million for federal and state taxes in the U.S. In fiscal 2016, we recorded a net income tax expenses of $0.4 million for federal and state tax in the U.S, which consists of $1.8 million current income tax expenses and $1.4 million deferred tax asset. In the six months ended December 31, 2016 we recorded a net income tax expenses of $1.6 million for federal and state tax in the U.S, which consists of $1.1 million current income tax expenses and $0.5 million deferred tax realized.

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Investment Law is taxed at the corporate tax rate. The corporate tax rate in Israel was 26.5% in fiscal 2014 and 2015. Recent amendments of the Israeli Income Tax Ordinance decreased the corporate tax rate to 25% commencing on January 1, 2016, 24% starting January 1, 2017, and 23% starting January 1, 2018. However, our Israeli subsidiary elected tax year 2012 as a "Year of Election" for “Beneficiary Enterprise” under the Israeli Investment Law, which provides certain benefits, including tax exemptions and reduced tax rates. Income not eligible for Beneficiary Enterprise benefits is taxed at the then prevailing regular corporate tax rate. Upon meeting the requirements under the Israeli Investment Law, income derived from productive activity under the Beneficiary Enterprise status will be exempt from tax for two years from the year in which the Israeli subsidiary first generated taxable income, provided that 12 years have not passed from the beginning of the Year of Election. Capital gains derived by an Israeli company are subject to tax at the prevailing corporate tax rate.

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

Due to our history of losses from inception through the end of fiscal 2014, we have recorded a full valuation allowance on our deferred tax assets. In fiscal 2015, the first fiscal year in which we were profitable, we used a portion of our carryforward losses from previous years in Israel and California. In fiscal 2016, we continued being profitable, stopped recording valuation allowances and started recording deferred tax assets in the amount of $5.0 million in Israel, most of which is related to operating loss carryforward. In the six months ended December 31, 2016 we utilized all of our operating loss carryforwards in Israel and became profitable for tax purposes. As of December 31, 2016, we are entitled to benefit from a two-year tax exemption as part of the Beneficiary Enterprise Tax Incentive Program extended by the Israeli government.

Results of Operations

The following tables set forth our consolidated statement of operations for the six months ended December 31, 2015 and 2016 and for the fiscal 2014, 2015 and 2016. We have derived this data from our consolidated financial statements included elsewhere in this annual report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this annual report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Six months ended December 31,		2015 to 2016
	2015 (unaudited)	2016	Change
	(In thousands)
Revenues	$239,886	$239,997	$111	0.0%
Cost of revenues	167,777	159,097	(8,680)	(5.2)%
Gross profit	72,109	80,900	8,791	12.2%
Operating expenses:
Research and development, net	15,290	20,279	4,989	32.6%
Sales and marketing	17,077	20,444	3,367	19.7%
General and administrative	5,606	6,790	1,184	21.1%
Total operating expenses	37,973	47,513	9,540	25.1%
Operating income	34,136	33,387	(749)	(2.2)%
Financial expenses	1,031	2,789	1,758	170.5%
Income before taxes on income	33,105	30,598	(2,507)	(7.6)%
Taxes on income (tax benefit)	(5,432)	5,217	10,649	N/A
Net income	$38,537	$25,381	$(13,156)	(34.1)%

Six Months Ended December 31, 2016 vs. Six Months Ended December 31, 2015:

•	Revenues for the six-month period ended December 31, 2016 remained stable when compared to revenues in the same period in the prior year.

•	An increase of $8.8 million in gross profit principally due to:

o	Reductions in per unit production costs

o	Installation of automatic assembly line for optimizers and self-manufacturing of sub components

o	Lower costs associated with warranty product replacements

o	Cash received from our insurance company covering a bad debt from a former customer that declared bankruptcy

•	An increase of $9.5 million in operating expenses principally due to:

o
Increase in personnel related costs to support (1) our continuing investment in enhancements of existing products as well as development associated with bringing new products to market; (2) our growth in the U.S. European and other markets such as Australia and Japan; and (3) higher headcount in the legal, finance, human resources, and information technology department functions required of a fast-growing publicly traded company.

•	An increase of $1.8 million in financial expenses mainly due to:

o	Foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar

•	An increase of $10.6 million in tax expenses principally due to:

o	A reversal of deferred tax assets recorded during fiscal 2016.

o	Exhaustion of carry forwards of net operating loss balances related to our past losses.

	Fiscal Year Ended June 30,			2014 to 2015		2015 to 2016
	2014	2015	2016	Change		Change
	(In thousands)
Revenues	$133,217	$325,078	$489,843	$191,861	144.0%	$164,765	50.7%
Cost of revenues	111,246	243,295	337,887	132,049	118.7%	94,592	38.9%
Gross profit	21,971	81,783	151,956	59,812	272.2%	70,173	85.8%
Operating expenses:
Research and development, net	18,256	22,018	33,231	3,762	20.6%	11,213	50.9%
Sales and marketing	17,792	24,973	34,833	7,181	40.4%	9,860	39.5%
General and administrative	4,294	6,535	12,133	2,241	52.2%	5,598	85.7%
Total operating expenses	40,342	53,526	80,197	13,184	32.7%	26,671	49.8%
Operating income (loss)	(18,371)	28,257	71,759	46,628	N/A	43,502	154.0%
Financial income (expenses)	(2,787)	(5,077)	471	(2,290)	82.2%	5,548	N/A
Other expenses	-	104	-	104	N/A	(104)	N/A
Income (loss) before taxes on income	(21,158)	23,076	72,230	44,234	N/A	49,154	213.0%
Taxes on income (tax benefit)	220	1,955	(4,379)	1,735	788.6%	(6,334)	N/A
Net income (loss)	$(21,378)	$21,121	$76,609	$42,499	N/A	$55,488	262.7%

Comparison of fiscal year 2015 and 2016

Revenues

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Revenues	$325,078	$489,843	$164,765	50.7%

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

Cost of revenues increased by $94.6 million, or 38.9%, in fiscal 2016 as compared to fiscal 2015, primarily due to (i) an increase in the volume of products sold; (ii) an increase in personnel-related costs resulting from an increase in our operations and support headcount; (iii) increased warranty expenses -associated with the increase in our install base; and (iv) an inventory write off of $1.0 million related to unrecognized revenues from a customer that filed for bankruptcy. These increases were offset by reductions derived from increased efficiency in our supply chain including a decrease in shipping costs associated with the minimal use of airfreight. Gross profit as a percentage of revenue increased from 25.2% fiscal 2015 to 31.0% in fiscal 2016 primarily due to reductions in per unit production costs, cost increased efficiency in our supply chain including the use of more ocean freight shipments rather than air shipments, lower costs associated with warranty product replacements, and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Fiscal Year Ended June 30,		2015 to 2016
	2015	2016	Change
	(In thousands)
Research and development, net	$22,018	$33,231	$11,213	50.9%

Research and development, net increased by $11.2 million, or 50.9%, in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in personnel related costs of $8.0 million as a result of an increased headcount of engineers. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market. Expenses related to consultants and sub‑contractors, other directly related overhead costs, depreciation related to lab equipment and materials consumption for development increased by, $0.7 million, $0.7 million, $0.6 million and $0.4 million, respectively, in fiscal 2016 as compared to fiscal 2015. In addition, grants received from the OCS decreased by $0.8 million in fiscal 2016 as compared to fiscal 2015.

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

Research and development, net increased by $3.8 million, or 20.6%, in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in personnel related costs of $2.3 million as a result of an increased headcount of engineers. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market. In addition, expenses related to materials consumption for development, consultants and sub‑contractors and other directly related overhead costs increased by $0.9 million, $0.6 million and $0.5 million, respectively, in fiscal 2015 as compared to fiscal 2014. These amounts were partially offset by $0.5 million received pursuant to a grant from the OCS during fiscal 2015 as compared to fiscal 2014.

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

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year ended June 30			Six Months Ended
	2014	2015	2016	December 31, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$(17,845)	$12,054	$52,427	$49,098
Net cash used in investing activities	(3,147)	(13,937)	(125,837)	(19,747)
Net cash provided by financing activities	17,676	136,953	2,779	1,284
Increase (decrease) in cash and cash equivalents	$(3,316)	$135,070	$(70,631)	$30,635

As of December 31, 2016, our cash and cash equivalents were $105 million. This amount does not include $118.7 million invested in available for sale marketable securities and $0.9 million of restricted cash (primarily held to secure letters of credit to vendors and bank guarantees securing office lease payments). On March 31, 2015, we consummated our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $131.2 million, after deducting underwriting discounts and commissions and $3.6 million in offering expenses. As of December 31, 2016, we maintain the net proceeds received from our initial public offering as well as cash provided by operating activities in cash and cash equivalents and in available-for-sale marketable securities. Our principal uses of cash are funding our operations and other working capital requirements. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

During the six months ended December 31, 2016, cash provided by operating activities was $49.1 million derived mainly from a net income of $25.4 million that included $10.0 million of non-cash expenses. An increase of $7.2 million in warranty obligations, $3.0 million accruals for employees and $1.3 million in deferred revenues and a decrease of $14.0 million in inventories, $3.7 million in deferred tax assets and $1.6 million in trade receivables was offset by a decrease of $16.4 million in trade payables and other accounts payable and $0.3 million in lease incentive obligation and an increase of $0.4 million in prepaid expenses and other account receivable.

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

For fiscal 2014, cash used in operating activities was $17.8 million mainly due to a net loss of $21.4 million that included $3.5 million of non‑cash expenses. Although revenue grew 68.6% during fiscal 2014, we incurred a deficit in working capital while extending payments to our vendors to match collections from our customers and inventory management. Increases in fiscal 2014 compared to fiscal 2013 of $9.9 million in trade receivables, $7.4 million in prepaid expenses and other receivables and $10.7 million in inventories, were offset by an increase of $19.4 million in trade payables, $7.8 million increase in warranty obligations and another $1.3 million in accruals for employees and other accounts payable.

Investing Activities

During the six months ended December 31, 2016, net cash used in investing activities was $19.7 million, of which $40.9 million was invested in available-for-sale marketable securities, $11.0 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.6 million related to intangible assets investment. This was offset by $32.8 million from the maturities of available-for-sale marketable securities

During fiscal 2016, net cash used in investing activities was $125.8 million, of which $118.5 million was invested in available-for-sale marketable securities, $15.7 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.8 million related to intangible assets investment. This was offset by $6.4 million from the maturities of available-for-sale marketable securities and a $2.8 million repayment of a security deposit held to secure payments under our previous office lease and the expiration of a letter of credit, which was issued by us to one of our contract manufacturers.

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

Financing Activities

For the six months ended December 31, 2016, net cash provided by financing activities was $1.3 million all of which is attributed to cash received from the exercise of employee and non-employee stock-base awards.

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

For fiscal 2014, net cash provided by financing activities was $17.7 million, of which $10.7 million was net proceeds from our Series D‑2 and Series D‑3 convertible preferred stock issuances in fiscal 2014 and $9.4 million was from short‑term borrowings under our $20 million revolving line of credit with SVB, offset by $2.4 million of repayment of the Kreos term loan.

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

$40 Million Revolving Line of Credit

In February 2015, we amended and restated an agreement with SVB for a revolving line of credit, which permits aggregate borrowings of up to $40 million in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at SVB’s prime rate plus a margin of 0.5% to 2.0%. The revolving line of credit terminated on December 31, 2016 and we had not made borrowings under this revolving line of credit with SVB.

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

In connection with the term loan agreement, we granted Kreos 563,014 D‑1 Warrants to purchase Series D‑1 convertible preferred shares at an exercise price of $2.309. The D‑1 Warrants were exercised on June 18, 2015 and we issued to Kreos 154,768 shares of common stock. We believe that cash provided by operating activities as well as our cash and cash equivalents, including the net proceeds from our initial public offering and cash generated from our operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we expand our business and grow our revenue, which results in increased accounts receivable and inventory balances, and increased headcount. Our ability to generate cash from operations is subject to substantial risks described under the caption “Risk Factors.” If any of these risks materialize, we may be unable to generate or sustain positive cash flow from operating activities or raise additional capital. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional sources of liquidity are required to support our working capital requirements or operational expansion, we may seek to raise funds through debt financing or from other sources in the future, but we can provide no assurance that these transactions could be consummated on terms acceptable to us or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2016:

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases(1)	15,645	3,151	6,490	3,030	2,974
Purchase commitments under agreements(2)	65,345	65,345	-	-	-
Total	80,990	68,496	6,490	3,030	2,974

(1)	Represents future minimum lease commitments under non‑cancellable operating lease agreements through which we lease our operating facilities.

(2)
Represents non‑cancelable amounts associated with our manufacturing contracts. Such purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment within agreed‑upon or commercially standard lead‑times for the particular part or product. The timing and amounts of payments represent our best estimates and may change due to business needs and other factors.

Off‑Balance Sheet Arrangements

In fiscal 2015 and 2016 and in the six months ended December 31, 2016 we did not have any off‑balance sheet arrangements.

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

Revenue Recognition

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include our power optimizers, inverters and cloud‑based monitoring platform. Our worldwide customer base includes large solar installers, distributors, EPCs and PV module manufacturers. Our products are fully functional at the time of shipment to the customer and do not require production, modification or customization. We recognize revenues when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

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

 We provide our full web‑based monitoring platform free of charge and revenues associated with the service since that date are being recognized ratably over 25 years. In the absence of vendor‑specific objective evidence or third party comparable pricing for such service, management determines the revenue levels of this service based on the costs associated with providing the service plus appropriate margins that reflect management’s best estimate of the selling price. Since May 2013, these revenues were minimal and we do not expect this to become a significant source of revenue in the near future.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including a clarification on identifying performance obligations. The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the modified retrospective method rather than full retrospective method. The new standard will be effective for the Company beginning January 1, 2018, and adoption as of the original effective date of January 1, 2017 is permitted. We will adopt the new standard as of January 1, 2018.

We have made progress toward completing our evaluation of the potential changes from adopting this new standard in our financial reporting and disclosures. We have evaluated the impact of the standard on all of our revenue streams and most of our contracts. We expect to complete the contract evaluations and validate the results during the first half of 2017. During this time frame and the remainder of 2017, we will also draft a new accounting policies and evaluate the new disclosure requirements. We formed an implementation work group and expect to complete the evaluation of the impact of the accounting and disclosure changes on our business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to the customer, either at a point in time or over time. We expect to continue to recognize most of our revenue at a point in time upon delivery of our products. Based on our current analysis the most significant effect, if any, will be related to certain services that may no longer be considered as distinct performance obligations which are separate from the main revenue products.

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

We accrue for estimated warranty costs at the time of sale based on anticipated warranty claims and actual historical warranty claims experience. Warranty provisions are computed on a per‑unit sold basis, are based on our best estimate of such costs and are included in our cost of revenues. The warranty obligation is determined based on actual and predicted failure rates of the products, cost of replacement and service and delivery costs incurred to correct a product failure. Our warranty obligation requires management to make assumptions regarding estimated failure rates and replacement costs.

In order to predict the failure rate of each of our products, we have established a reliability model based on the estimated mean time between failures (“MTBF”). The MTBF represents the average elapsed time predicted for each product unit between failures during operation. Applying the MTBF failure rate over our install base for each product type and generation allows us to predict the number of failed units over the warranty period and estimates the costs associated with the product warranty. Predicted failure rates are updated periodically based on data returned from the field and new product versions, as are replacement costs which are updated to reflect changes in our actual production costs for our products, subcontractors’ labor costs and actual logistics costs.

Since the MTBF model does not take into account additional non‑systematic failures such as failures caused by workmanship or manufacturing or design‑related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 15.4 million power optimizers and approximately 633,000 inverters as of December 31, 2016.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short term and long term warranty obligations based on the period in which the warranty is expected to be claimed. The warranty provision (short and long term) was $31.9 million, $51.2 million and $58.4 million in fiscal 2015 and 2016 and as of December 31, 2016 respectively.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought on behalf of our contract manufacturers and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or market, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability and other factors when evaluating the value of inventories. Inventory write‑downs are equal to the difference between the cost of inventories and their estimated fair market value. Inventory write‑downs are recorded as cost of revenues in the accompanying statements of operations and were, $1.0 million, $2.5 million and $0.1 million in fiscal 2015 and 2016 and in the six months ended December 31, 2016, respectively.

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

Stock‑Based Compensation Expense

We account for stock‑based compensation granted to employees, non‑employee directors and independent contractors in accordance with ASC 718, “Compensation — Stock Compensation” and ASC 505‑50, “Equity‑Based Payments to Non‑Employees,” which require the measurement and recognition of compensation expense for all stock‑based payment awards based on fair value.

The fair value of each option award is estimated on the grant date using the Black‑Scholes‑Merton option‑pricing model. The stock‑based compensation expense, net of forfeitures, is recognized using a straight‑line basis over the requisite service period of the award, which is generally four years. Estimated forfeitures are based on actual historical pre‑vesting forfeitures.

We recognize compensation expenses for the value of its restricted stock unit (“RSU”) awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant.

Key Assumptions

The Black‑Scholes‑Merton option‑pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, the expected term of the option, risk‑free interest rates and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock‑based compensation expense could be materially different in the future. These assumptions are estimated as follows:

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

•
Expected term.  The expected term represents the period that our stock‑based awards are expected to be outstanding. For stock option awards that were at the money when granted, we have based our expected term on the simplified method available under SAB 110, as we do not have sufficient historical experience for determining the expected term of the stock option awards granted. For stock option awards that were in the money when granted prior to the time that our common stock traded in the public market, we use an expected term that we believe is appropriate under these circumstances, which does not produce a materially different result than determining the expected term for our stock options that were granted with an exercise price at least equal to the then current fair market value of our common stock.

•	Risk‑free rate. The risk‑free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected terms of the options for each option group.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black‑Scholes‑Merton model change significantly, future stock‑based compensation awards for employees may differ materially compared with the awards granted previously.

The following table presents the assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Fiscal Year Ended June 30		Six Months Ended
	2015	2016	December 31, 2016

Expected term (in years)	5.50 – 6.27 years	5.50 – 6.11 years	6.06 years
Expected volatility	46.5% - 55.1%	55.45% - 56.03%	55.33% - 55.34%
Risk‑free rate	1.39% - 2.06%	1.39% - 1.97%	1.28% - 1.34%
Dividend yield	0.00%	0.00%	0.00%

During fiscal 2015 and 2016 and the six months ended December 31, 2016, we incurred a non‑cash stock‑based compensation expense of $2,956,000, $9,044,000 and $6,600,000, respectively. We expect to continue to grant stock-base awards in the future, and to the extent that we do, our actual share‑based compensation expense for employees and consultants recognized will likely increase.

Income taxes:

We account for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 which prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

We recognize a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

We account for uncertain tax positions in accordance with ASC 740. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative probability) likely to be realized upon ultimate settlement.

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

Foreign Currency Exchange Risk

Approximately 21.8%, 24.0% and 27.7% of our revenues for fiscal 2015 fiscal 2016 and the six months ended December 31, 2016, respectively, were earned in non‑U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro and British pound sterling. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $4.6 million for the six months ended December 31, 2016. A hypothetical 10% change in foreign currency exchange rates between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $2.8 million for the six months ended December 31, 2016.

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

We had cash and cash equivalents of $144.8 million, $74.0 million and $104.7 million at the end of fiscal 2015, 2016 and on December 31, 2016, respectively, which was held for working capital purposes. In addition, we had available-for-sale marketable securities with an estimated fair value of $111.6 and $118.7 million on June 30 and December 31, 2016, respectively. Since most of our investments and cash and cash equivalents are held in U.S. dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Interest Rate Risk

As of December 31, 2016, we had no outstanding borrowings.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For the six months ended December 31, 2016, one major customer accounted for 11.2% of total revenues, and as of December 31, 2016 this same customer accounted for approximately 20.2% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables. In fiscal 2015, one major customer accounted for 24.6% of our total revenues and in fiscal 2016 three major customers accounted for 32.5% of our total revenues.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Unaudited Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the fiscal covered by the financial statements provided with this filing. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this this annual report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this annual report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(In thousands, unaudited)
Revenues	$66,969	$73,290	$86,399	$98,420	$115,054	$124,832	$125,205	$124,752	$128,484	$111,513
Cost of revenues	52,939	57,509	62,698	70,149	81,527	86,250	84,471	85,639	86,609	72,488
Gross profit	14,030	15,781	23,701	28,271	33,527	38,582	40,734	39,113	41,875	39,025
Operating expense
Research and development, net	5,059	4,768	5,490	6,701	6,991	8,299	8,709	9,232	9,935	10,344
Sales and marketing	5,461	5,658	6,422	7,432	8,244	8,833	8,826	8,930	10,036	10,408
General and administrative	1,159	1,121	1,990	2,265	3,418	2,188	3,460	3,067	3,664	3,126
Total operating expenses	11,679	11,547	13,902	16,398	18,653	19,320	20,995	21,229	23,635	23,878
Operating income	2,351	4,234	9,799	11,873	14,874	19,262	19,739	17,884	18,240	15,147
Financial income (expenses)	516	(458)	(3,436)	(1,699)	(72)	(959)	2,029	(527)	390	(3,179)
Other expenses	-	-	-	104	-	-	-	-	-	-
Income before taxes on income	2,867	3,776	6,363	10,070	14,802	18,303	21,768	17,357	18,630	11,968
Taxes on income (tax benefit)	347	401	398	809	370	(5,802)	969	84	3,014	2,203
Net income	$2,520	$3,375	$5,965	$9,261	$14,432	$24,105	$20,799	$17,273	$15,616	$9,765

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of the transition period covered by this Form 10-KT. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the transition period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of Ernst & Young, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is incorporated by reference into Part II, Item 8 of this Form 10-KT.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “The Board’s Role in Risk Oversight”, “Board Committees”, “Director Compensation”, “Compensation Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016 (the "2017 Proxy Statement") and is incorporated herein by reference.

Our Executive Officers

Name	Age(1)	Position(s) Held
Guy Sella	52	Chief Executive Officer and Chairman of the Board
Ronen Faier	45	Chief Financial Officer
Rachel Prishkolnik	48	Vice President, General Counsel & Corporate Secretary
Zvi Lando	52	Vice President, Global Sales
Lior Handelsman	43	Vice President, Marketing and Product Strategy
Yoav Galin	43	Vice President, Research & Development
Meir Adest	41	Vice President, Core Technologies

(1) As of December 31, 2016.

Guy Sella is a co‑founder of SolarEdge and has served as Chairman of the board of directors and Chief Executive Officer since 2006. Prior to founding SolarEdge, Mr. Sella was a partner at Star Ventures, a leading venture capital firm, where he led investments in several startups, including AeroScout, Inc. (acquired by Stanley Black & Decker, Inc.) and Vidyo, Inc. Previously, Mr. Sella acted as the director of technology for the Israeli National Security Council and as the secretary for the National Committee for Cyber Protection. Mr. Sella also served as the head of the Electronics Research Department (“ERD”), one of Israel’s national labs, which is tasked with developing innovative and complex systems. Mr. Sella holds a B.S. in Engineering from the Technion, Israel’s Institute of Technology in Haifa. Mr. Sella brings to our board of directors demonstrated senior leadership skills, expertise from years of experience in electronics industries, and historical knowledge of our Company from the time of its founding.

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

Lior Handelsman co‑founded SolarEdge in 2006 and currently serves as our Vice President, Marketing and Product Strategy where he is responsible for SolarEdge’s marketing activities, product management and business development. Previously, Mr. Handelsman served as Vice President, Product Strategy and Business Development, from 2009 through 2013 and Vice President, Product Development, from our founding through 2009. Mr. Handelsman also served as acting Vice President, Operations, from 2008 through 2010. Prior to co‑founding SolarEdge, Mr. Handelsman spent 11 years at the ERD, where he held several positions including research and development power electronics engineer, head of the ERD’s power electronics group and manager of several large-scale development projects and he was a branch head in his last position at the ERD. Mr. Handelsman holds a B.S. in Electrical Engineering (cum laude) and an MBA from the Technion, Israel’s Institute of Technology in Haifa.

Yoav Galin co‑founded SolarEdge in 2006 and has served since our founding as our Vice President, Research & Development where he is responsible for leading the execution of our technology strategy, building and managing the technology team and overseeing research and development of SolarEdge’s innovative PV power harvesting products. Prior to joining SolarEdge, Mr. Galin served for 11 years at the ERD. During this period, Mr. Galin held various research and development and management positions, including his last position at the ERD where he led a project and its development team of over 30 hardware and software engineers. He was also responsible for overseeing the research and development of future technologies. Mr. Galin holds a B.S. in Electrical Engineering from Tel Aviv University.

Meir Adest co‑founded SolarEdge in 2006 and has served since 2007 as our Vice President, Core Technologies where he is responsible for SolarEdge’s certification and long‑term reliability of SolarEdge products and research of future technologies. Prior to co‑founding SolarEdge, Mr. Adest spent 7 years at the ERD, where he held a number of positions, starting as an embedded software engineer for mission‑critical systems, progressing to the position of a software team leader, managing a large‑scale techno‑operational project, and finally managing a multi‑disciplinary section with approximately 25 hardware and software engineers. Mr. Adest holds a B.Sc in mathematics, physics, and computer science from the Hebrew University in Jerusalem.

Our Board of Directors

The following table sets forth certain information concerning our directors:

Name	Age (1)	Position(s) Held
Guy Sella	52	Chief Executive Officer and Chairman of the Board
Dan Avida	53	Director*
Yoni Cheifetz	56	Director*
Marcel Gani	64	Director*
Doron Inbar	67	Director*
Avery More	62	Director*
Tal Payne	45	Director*

(1)   As of December 31, 2016

*          Our board of directors has determined that this director is independent under the standards of the NASDAQ Global Select Market.

Guy Sella.  Please see Item 1 of Part I, “ITEM 1. Business—Executive Officers of the Registrant.”

Dan Avida has served as a member of our board of directors since 2007. Mr. Avida is a partner at Opus Capital. Before joining Opus Capital in 2005, Mr. Avida served for four years as president and chief executive officer at Decru Inc., a pioneering storage security company that Mr. Avida co‑founded in 2001. Between 1989 and 1999 Mr. Avida was employed by Electronics for Imaging, Inc. (NASDAQ:EFII), where he held a number of positions and ultimately served as chairman and chief executive officer. Prior to Electronics for Imaging, Mr. Avida served as an officer in the Israel Defense Forces. Mr. Avida holds a B.Sc. in Computer Engineering (summa cum laude) from the Technion, the Israel Institute of Technology. Mr. Avida’s historical knowledge of our company and years of experience in working with innovative companies in the United States and Israel provide a valuable perspective to the board of directors.

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

Tal Payne has served as a member of our board of directors since 2015. Tal Payne brings over 15 years of financial management experience, serving as Chief Financial Officer in Check Point Software Technologies Ltd. (“Check Point”) since joining in 2008 and as Chief Financial and Operations Officer since 2015. Ms. Payne oversees Check Point’s global operations and finance, including investor relations, legal, treasury, purchasing and facilities. Prior to joining Check Point, Ms. Payne served as Chief Financial Officer at Gilat Satellite Networks, Ltd., where she held the role of Vice President of Finance for over five years. Ms. Payne began her career as a CPA in public accounting at PricewaterhouseCoopers. Ms. Payne holds a B.A. in Economics and Accounting and an Executive M.B.A., both from Tel Aviv University. Ms. Payne is a certified public accountant. Ms. Payne brings valuable financial and business experience to our board through her years of experience as a chief financial officer with publicly traded companies.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2016, about shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,480,689	$3.83	2,327,318
Equity compensation plans not approved by security holders	—	—	—
Total	6,480,689	$3.83	2,327,318
______________________________
(1)
Includes in column (a) 1,986,743 shares of common stock issuable upon exercise of options outstanding under the Company’s 2015 Global Incentive Plan, 4,493,946 shares of common stock issuable upon exercise of options outstanding under the Company’s 2007 Global Incentive Plan. Includes in column (c) 1,522,068 shares of common stock available for future issuance under the Company’s 2015 Global Incentive Plan and 805,250 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. Upon consummation of our initial public offering, the Company’s 2007 Global Incentive Plan was terminated and no further awards can be granted under this plan.

Employee Stock Purchase Plan

We have adopted an employee stock purchase plan (“ESPP”), pursuant to which our eligible employees and eligible employees of our subsidiaries may elect to have payroll deductions made during the offering period in an amount not exceeding 10% of the compensation which the employees receive on each pay day during the offering period. In the second quarter of calendar 2016, we started granting eligible employees the right to purchase our common stock under the ESPP.  As of December 31, 2016, a total of 888,569 shares were reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase annually on January 1st, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. Our board of directors may reduce the number of shares to be added to the share reserve for the ESPP in any particular year at their discretion. As of June 30, 2016, no shares of our common stock had yet been purchased under the ESPP. As of December 31, 2016, 83,319 common stock shares had been purchased under the ESPP.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Transactions with Related Persons” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the captions “Audit and Related Fees” in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Our Consolidated Financial Statements and Notes thereto are included in ITEM 8 of this Annual Report on Form 10-KT. See Index to ITEM 8 for more detail.

2.
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in ITEM 8 of this Annual Report on Form 10-KT.

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this Annual Report on Form 10-KT.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

IN U.S. DOLLARS

AUDITED

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SOLAREDGE TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and June 30, 2016 and June 30, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency) and cash flows for the period from July 1, 2016 to December 31, 2016, and each of the three fiscal years in period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and June 30, 2016 and June 30, 2015, and the consolidated results of its operations and its cash flows period from July 1, 2016 to December 31, 2016, and each of the three fiscal years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 21, 2017	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SOLAREDGE TECHNOLOGIES, INC.

We have audited SolarEdge Technologies, Inc. and its subsidiaries (the "Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SolarEdge Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and June 30, 2016 and June 30, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency) and cash flows for the period from July 1, 2016 to December 31, 2016 and each of the three fiscal years in the period ended June 30, 2016 and our report dated February 21, 2017 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 21, 2017	A Member of Ernst & Young Global

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,	June 30,	June 30,
	2016	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,683	$74,032	$144,750
Restricted cash	897	928	3,639
Marketable Securities	74,465	59,163	-
Trade receivables, net	71,041	72,737	35,428
Prepaid expenses and other accounts receivable	21,347	21,340	32,645
Inventories	67,363	81,550	73,950

Total current assets	339,796	309,750	290,412

LONG-TERM ASSETS:
Marketable securities	44,262	52,446	-
Property, equipment and intangible assets, net	37,381	28,547	14,717
Prepaid expenses and lease deposits	489	399	529
Deferred tax assets, net	2,815	6,296	-

Total long term assets	84,947	87,688	15,246

Total assets	$424,743	$397,438	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,	June 30,	June 30,
	2016	2016	2015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$34,001	$48,481	$80,684
Employees and payroll accruals	13,018	10,092	6,814
Warranty obligations	13,616	14,114	9,431
Deferred revenues	1,202	3,859	1,676
Accrued expenses and other accounts payable	8,648	10,725	6,987

Total current liabilities	70,485	87,271	105,592

LONG-TERM LIABILITIES:
Warranty obligations	44,759	37,078	22,448
Deferred revenues	18,660	14,684	8,289
Lease incentive obligation	2,061	2,297	2,385

Total long-term liabilities	65,480	54,059	33,122

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Share capital
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of December 31, 2016, June 30, 2016 and 2015; issued and outstanding: 41,259,391, 40,889,922 and 39,297,539 shares as of December 31, 2016, June 30, 2016 and 2015, respectively.	4	4	4
Additional paid-in capital	307,098	299,214	287,152
Accumulated other comprehensive income (loss)	(324)	271	(222)
Accumulated deficit	(18,000)	(43,381)	(119,990)

Total stockholders’ equity	288,778	256,108	166,944

Total liabilities and stockholders’ equity	$424,743	$397,438	$305,658

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Revenues	$239,997	$489,843	$325,078	$133,217
Cost of revenues	159,097	337,887	243,295	111,246

Gross profit	80,900	151,956	81,783	21,971

Operating expenses:

Research and development, net	20,279	33,231	22,018	18,256
Sales and marketing	20,444	34,833	24,973	17,792
General and administrative	6,790	12,133	6,535	4,294

Total operating expenses	47,513	80,197	53,526	40,342

Operating income (loss)	33,387	71,759	28,257	(18,371)

Other expenses	-	-	104	-

Financial income (expenses), net	(2,789)	471	(5,077)	(2,787)

Income (loss) before taxes on income	30,598	72,230	23,076	(21,158)

Taxes on income (tax benefit)	5,217	(4,379)	1,955	220

Net income (loss)	$25,381	$76,609	$21,121	$(21,378)

Net basic earnings (loss) per share of common stock	$0.62	$1.92	$0.30	$(7.64)

Net diluted earnings (loss) per share of common stock	$0.58	$1.73	$0.27	$(7.64)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	41,026,926	39,987,935	11,902,911	2,798,894

Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	43,839,342	44,376,075	15,269,448	2,798,894

Reconciliation of net income (loss) to net income (loss) available to common stock used for net basic earnings (loss) per share calculations
Net income (loss)	$25,381	$76,609	$21,121	$(21,378)
Dividends accumulated for the period	-	-	(17,550)	-
Net income (loss) available to shareholders of common stock	$25,381	$76,609	$3,571	$(21,378)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Reconciliation of net income (loss) to net income (loss) available to common stock used for net diluted earnings (loss) per share calculations
Net income (loss)	$25,381	$76,609	$21,121	$(21,378)
Dividends accumulated for the period	-	-	(16,971)	-
Net income (loss) available to shareholders of common stock	$25,381	$76,609	$4,150	$(21,378)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Net income (loss)	$25,381	$76,609	$21,121	$(21,378)

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains, net of tax benefit	(193)	56	-	-
Reclassification adjustments for losses included in net income	-	1	-	-
Net change	(193)	57	-	-

Cash flow hedges:
Changes in unrealized gains, net of tax expense	93	412	-	-
Reclassification adjustments for gains, net of tax expense included in net income	(317)	(169)	-	-
Net change	(224)	243	-	-

Foreign currency translation adjustments, net	(178)	193	(161)	(35)

Total other comprehensive income (loss)	(595)	493	(161)	(35)

Comprehensive income (loss)	$24,786	$77,102	$20,960	$(21,413)

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

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

U.S. dollars in thousands (except share data)

	Convertible Preferred stock		Receipt on account of Convertible Preferred stock	Common stock			Additional paid in Capital	Accumulated other comprehensive Income (loss)	Accumulated deficit	Total stockholders’ equity (deficiency)
	Number	Amount		Number	Amount

Balance as of June 30, 2014	75,422,773	$116,203	$-	2,809,950	$	* -	$5,878	$(61)	$(141,111)	$(135,294)

Issuance of Common Stock upon exercise of employee stock options	-	-	-	34,898		* -	84	-	-	84
Issuance of Series E Convertible Preferred stock, net of issuance expenses in the amount of $288	9,321,019	24,712	-	-		-	-	-	-	-
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-		-	2,956	-	-	2,956
Conversion of convertible preferred stock into ordinary shares	(84,743,792)	(140,915)	-	28,247,923		3	140,912	-	-	140,915
Issuance of common stock in initial public offering, net of issuance expenses in an amount of $13,692	-	-	-	8,050,000		1	131,207	-	-	131,208
Exercise of warrants into common stock	-	-	-	154,768		* -	6,115	-	-	6,115
Change in accumulated other comprehensive loss related to foreign currency translation adjustments	-	-	-	-		-	-	(161)	-	(161)
Net income	-	-	-	-		-	-	-	21,121	21,121

Balance as of June 30, 2015	-	$-	$-	39,297,539		$4	$287,152	$(222)	$(119,990)	$166,944

*          Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

U.S. dollars in thousands (except share data)

	Convertible Preferred stock		Receipt on account of Convertible Preferred stock	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Accumulated deficit	Total stockholders’ equity (deficiency)
	Number	Amount		Number	Amount

Balance as of June 30, 2015	-	$-	$-	39,297,539	$4	$287,152	$(222)	$(119,990)	$166,944

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	-	-	-	1,592,383	* -	2,973	-	-	2,973
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-	-	9,089	-	-	9,089
Other comprehensive income adjustments	-	-	-	-	-	-	493	-	493
Net income	-	-	-	-	-	-	-	76,609	76,609

Balance as of June 30, 2016	-	$-	$-	40,889,922	$4	$299,214	$271	$(43,381)	$256,108

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	-	-	-	286,150	* -	349	-	-	349
Issuance of Common stock under employee stock purchase plan	-	-	-	83,319	* -	935	-	-	935
Equity based compensation expenses to employees and non-employee consultants	-	-	-	-	-	6,600	-	-	6,600
Other comprehensive income adjustments	-	-	-	-	-	-	(595)	-	(595)
Net income	-	-	-	-	-	-	-	25,381	25,381

Balance as of December 31, 2016	-	$-	$-	41,259,391	$4	$307,098	$(324)	$(18,000)	$288,778

*          Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Cash flows provided by (used in) operating activities:
Net income (loss)	$25,381	$76,609	$21,121	$(21,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and intangible assets	2,759	3,847	2,253	1,978
Amortization of premium and accretion of discount on available-for-sale marketable securities	681	532	-	-
Stock-based compensation	6,600	9,089	2,956	1,082
Financial expenses (income), net related to term loan	-	-	(992)	431
Remeasurement of warrants to purchase convertible preferred stock	-	-	5,350	(53)
Capital loss from disposal of property	-	-	104	-
Interest expenses related to short term bank loan	-	-	-	44
Changes in assets and liabilities:
Inventories	14,022	(7,356)	(48,507)	(10,681)
Prepaid expenses and other accounts receivable	(367)	10,542	(19,563)	(7,409)
Trade receivables, net	1,555	(37,271)	(16,333)	(9,911)
Deferred tax assets, net	3,652	(6,380)	-	-
Trade payables	(14,464)	(32,200)	41,111	19,441
Employees and payroll accruals	2,996	3,278	1,668	1,726
Warranty obligations	7,183	19,313	13,698	7,803
Deferred revenues	1,335	8,578	3,989	(500)
Accrued expenses and other accounts payable	(1,999)	3,934	2,530	(418)
Lease incentive obligation	(236)	(88)	2,669	-

Net cash provided by (used in) operating activities	49,098	52,427	12,054	(17,845)

Cash flows from investing activities:
Purchase of property and equipment	(11,025)	(15,690)	(11,765)	(2,990)
Purchase of intangible assets	(600)	(800)	-	-
Decrease (increase) in restricted cash	31	2,711	(2,038)	(156)
Decrease (increase) in long-term lease deposit	(77)	103	(134)	(1)
Investment in available-for-sale marketable securities	(40,858)	(118,511)	-	-
Maturities of available-for-sale marketable securities	32,782	6,350	-	-

Net cash used in investing activities	(19,747)	(125,837)	(13,937)	(3,147)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Cash flows from financing activities:
Proceeds from short term bank loan	-	-	23,000	21,813
Repayment of short term bank loan	-	-	(36,326)	(12,447)
Repayments of term loan	-	-	(5,919)	(2,401)
Proceeds from issuance of Series D-2 Convertible Preferred stock, net	-	-	-	669
Proceeds from issuance of Series D-3 Convertible Preferred stock, net	-	-	-	9,991
Proceeds from issuance of Series E Convertible Preferred stock, net	-	-	24,712	-
Proceeds from initial public offering, net	-	-	131,402	-
Issuance costs related to initial public offering	-	(194)	-	-
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	1,284	2,973	84	51

Net cash provided by financing activities	1,284	2,779	136,953	17,676

Increase (decrease) in cash and cash equivalents	30,635	(70,631)	135,070	(3,316)
Cash and cash equivalents at the beginning of the period	74,032	144,750	9,754	13,142
Effect of exchange rate differences on cash and cash equivalents	16	(87)	(74)	(72)

Cash and cash equivalents at the end of the period	$104,683	$74,032	$144,750	$9,754

Supplemental disclosure of non-cash financing activities:
Deferred issuance costs related to initial public offering	$-	$-	$194	$-
Cashless exercise of warrants to purchase common stock	$-	$-	$6,115	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$896	$1,085
Cash paid for income taxes	$1,103	$1,178	$4,040	$92

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

The Company was incorporated in Delaware in August 2006 and began commercial sale of its products in January 2010.

b.	Basis of presentation:

Effective December 31, 2016, the Company changed its fiscal year end form June 30 to December 31. This change is being made in order to align the Company’s fiscal year end with other companies within the industry. As a result of this change, the consolidated financial statements include presentation of the six month transition period from July 1, 2016 through December 31, 2016. The Company refers to the period beginning July 1, 2015 and ending June 30, 2016 as “fiscal 2016”, the period beginning July 1, 2014 and ending June 30, 2015 as “fiscal 2015” and the period beginning July 1, 2013 and ending June 30, 2014 as “fiscal 2014”.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 1:-	GENERAL (Cont.)

c.	Initial Public Offering:

On March 31, 2015, the Company closed its initial public offering (“IPO”) whereby 8,050,000 shares of common stock were sold by the Company to the public (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by the Company from the offering were approximately $131,208, net of underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 28,247,923 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 10).

d.
As of December 31, 2016, June 30, 2016 and 2015, the Company had one, three and one major customers (customers with attributable revenues that represents more than 10% of total revenues) that accounted for approximately 11.2%, 32.5% and 24.6% of the Company’s consolidated revenues, respectively (see Note 20).

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Two vendors collectively accounted for 61%, 69% and 79% of the Company’s total trade payables as of December 31, 2016, June 30, 2016 and 2015, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of December 31, 2016, a total of $2,008 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying Consolidated Balance Sheets.

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

b.	Use of estimates:

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to warranty obligation, inventory valuation, contingencies,  share-based compensation cost, marketable securities, deferred tax assets and libilities, intangible assets as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

c.	Financial statements in U.S. dollars:

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

The financial statements of other Company’s subsidiaries whose functional currency is other than the U.S. dollar, have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect on the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the relevant periods.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The resulting translation adjustments are reported as a component of stockholders’ equity (deficiency) in accumulated other comprehensive income (loss).

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $207, $29 and $222 as of December 31, 2016, June 30, 2016 and 2015, respectively.

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

The total weighted average number of shares related to the outstanding stock options, convertible preferred stock and warrants to purchase convertible preferred stock, excluded from the calculation of diluted net earnings (loss) per share due to their anti-dilutive effect was 374,156, 16,208 , 20,565,747 and 25,234,818 for the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014, respectively.

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

The following table presents the computation of basic and diluted net earnings (loss) per share for the periods presented (in thousands, except share and per share data):

	Six months Ended December 31,	Year ended June 30,
	2016	2016	2015	2014
Net basic earnings (loss) per share of common stock:
Numerator:
Net income (loss)	25,381	76,609	21,121	(21,378)
Dividends accumulated for the period	-	-	(17,550)	-
Net income (loss) available to shareholders of common stock	25,381	76,609	3,571	(21,378)

Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	41,026,926	39,987,935	11,902,911	2,798,894

Net diluted earnings (loss) per share of common stock:
Numerator:
Net income (loss)	25,381	76,609	21,121	(21,378)
Dividends accumulated for the period	-	-	(16,971)	-
Net income (loss) available to shareholders of common stock	25,381	76,609	4,150	(21,378)

Denominator:
Shares used in computing net earnings per share of common stock, basic	41,026,926	39,987,935	11,902,911	2,798,894
Effect of stock-based awards	2,812,416	4,388,140	3,366,537	-
Shares used in computing net earnings (loss) per share of common stock, diluted	43,839,342	44,376,075	15,269,448	2,798,894

e.	Cash and cash equivalents:

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before it recovers in value, the Company must estimate the net present value of cash flows expected to be collected. If the amortized cost exceeds the net present value of cash flows, such excess is considered a credit loss and an other-than-temporary impairment has occurred.  For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities during the six months ended December 31, 2016 and the  year ended on June 30, 2016.

g.	Restricted cash:

Restricted cash is primarily invested in short-term bank deposits, which are primarily used to guarantee a letter of credit which has been issued to one of the Company’s major vendors, to the Company’s landlords for its office leases and as security for the Company’s credit cards.

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Property, equipment and intangible assets:

Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Machinery & equipment in progress is the construction or development of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following rates:

%

Computers and peripheral equipment	20 – 33 (mainly 33)
Office furniture and equipment	7 – 15 (mainly 7)
Machinery & equipment	7 – 33 (mainly 20)
Laboratory equipment	15
Vehicles	15
Leasehold improvements	over the shorter of the lease term or useful economic life

Intangible assets:

Intangible assets are stated at cost, net of accumulated amortization. Amortization is calculated by the straight-line method over the estimated useful lives of the assets (see Note 7).

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. For the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014, no impairment losses have been identified.

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

For the six months ended December 31, 2016, and the years ended June 30, 2016, 2015 and 2014, the Company recorded $1,131, $1,761, $1,273 and $1,109, severance expenses, respectively.

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

Revenues related to cloud-based monitoring and other services are recognized ratably on a straight-line basis over the estimated service period.

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

Deferred revenues consist of deferred cloud-based monitoring services, other services, advance payments received from Customers for the Company’s products and warranty extensions, and are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

m.	Cost of revenues:

Cost of revenues sold includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, indirect manufacturing, support, warranty expenses and changes in warranty provision, provision for losses related to slow moving and dead inventory, personnel and logistics costs and royalty expense payments to the Office of the Chief Scientist of Israel (see Note 2q).

n.	Shipping and handling costs:

Shipping and handling costs, which amounted to $8,131, $21,922, $26,931 and $14,066  for the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014, respectively, are included in cost of revenues in the consolidated statements of operations. Shipping and handling costs include all costs associated with the distribution of finished products from the Company’s point of selling directly to its Customers.

o.	Warranty obligations:

The Company’s products include a 10-year limited warranty for StorEdge products, a minimum 12-year limited warranty for inverters and a 25-year limited warranty for power optimizers. In certain cases, the Company provides extended warranties for inverters that bring the warranty period up to 25 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The potential liability is generally in the form of product replacement and associated costs. Warranty reserves are based on the Company’s best estimate of such costs and are included in cost of revenues. The reserve for the related warranty expenses is based on various factors including assumptions about the frequency of warranty claims on product failures, derived from results of accelerated lab testing, field monitoring, analysis of the history of product failures and the Company’s reliability estimates.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has established a reliability measurement system based on the units’ estimated mean time between failure, or MTBF, a metric that equates to a steady-state failure rate per year for each products generation. The MTBF predicts the expected failure rate of each product within the company's products installed base during the expected product warranted lifetime.

The Company performs accelerated life cycle testing, which simulates the service life of the product in a short period of time.

The accelerated life cycle tests incorporate test methodologies derived from standard tests used by solar module vendors to evaluate the period over which solar modules wear out. Corresponding replacement costs are updated periodically to reflect changes in the Company’s actual and estimated production costs for its products, rate of usage of refurbished units as a replacement of faulty units and other costs related to logistic and subcontractors services associated with the replacement.

In addition, through the collection of actual failure statistics, the Company has identified several additional failure causes that are not included in the MTBF calculations. Such causes, which mostly consist of design errors, workmanship errors caused during the manufacturing process and, to a lesser extent, replacement of non-faulty units by installers, are generating additional replacement costs to the replacement costs projected under the MTBF model. The Company identified each of those causes, its failure pattern and the relative ratio compared to the pattern of malfunctions identified under the MTBF and accrued additional provisions for the occurrence of such malfunctioning. The Company evaluates the continuation of these occurrences and the appearance of potential additional malfunctioning cases beyond the MTBF pattern and accrues additional expenses accordingly.

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

No grants were recorded in the six months ended December 31, 2016 and in the years ended June 30, 2016, 2015 and 2014.

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

No grants were recorded for the six months ended December 31, 2016 and for the year ended June 30, 2016.

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

Cash and cash equivalents are mainly invested in major banks in the U.S., Israel, Australia and in Germany. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s marketable securities consist of corporate and governmental bonds.

The Company's marketable securities include investments in highly rated debentures (mainly of U.S., Canada, Australia and other Europan countries) corporations and governmental bonds. The financial institutions that hold the Company's marketable securities are major U.S. financial institutions, located in the United States. Management believes that the Company's marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in each issuer, and accordingly, management believes that minimal credit risk exists from geographic or credit concentration with respect to these securities.

As of December 31, 2016 and June 30, 2016, the amortized cost of the Company’s marketable securities was $118,950 and $111,514, respectively, and their stated market value was $118,727 and $111,609, respectively, representing a net unrealized loss of  $223 and a net unrealized gain of $95 , respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The trade receivables of the Company are derived from sales to Customers located primarily in North America, Europe and Australia.

The Company generally does not require collateral however, in certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

An allowance for doubtful accounts is determined with respect to specific debts that are doubtful of collection. The Company accrued $226, $235 and $13 as allowance for doubtful accounts as of December 31, 2016, June 30, 2016 and 2015, respectively.

In addition, an accrual for rebates is allocated to specific debts. The Company accrued $9,089, $4,294 and $659 for rebates as of December 31, 2016, June 30, 2016 and 2015, respectively.

As of December 31, 2016, June 30, 2016 and 2015, the Company had one, two and one major customers (customers with a balance that represents more than 10% of total trade receivables) which accounted in the aggregate for approximately 20.2%, 34.4% and 30.0%, respectively, of the Company’s consolidated trade receivables.

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

Assets measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016 are comprised of foreign currency derivative contracts and marketable securities. (see Note 4)

Assets measured at fair value on a recurring basis as of June 30, 2015 are comprised of foreign currency forward contracts.

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

The change in the fair value of warrants to purchase convertible preferred stock is summarized below:

	Balance at beginning of period	Issuance of warrants to purchase preferred stock	Exercise of warrants to purchase common stock (*)	Change in fair value	Balance at end of period

June 30, 2015	$765	$-	$(6,115)	$5,350	$-
June 30, 2014	$818	$-	$-	$(53)	$765

(*)	Upon the closing of the IPO, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 1c).

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted this guidance.

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

The fair value of the underlying common stock was determined by the management until such time as the Company’s common stock is listed on an established stock exchange or national market system. The Company’s management determined the value of the shares of common stock based on valuations performed using the OPM for the year ended June 30, 2014 and for the period from July 1, 2014 and up to March 31, 2015. The common stock of the Company has been  publicly traded since March 31, 2015.

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

The fair value for options granted to employees and executive directors and Employee Stock Purchase Plan in the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014 is estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014
Employee Stock Options
Risk-free interest	1.28% - 1.34%	1.39% - 1.97%	1.39% - 2.06%	1.62% - 1.94%
Dividend yields	0%	0%	0%	0%
Volatility	55.33% - 55.34%	55.45%-56.03%	46.5%-55.1%	46.3%-55.8%
Expected option term in years	6.06	5.50-6.11	5.50-6.27	6.02-6.27
Estimated forfeiture rate	0%	10.3%	12.5%-18.7%	14.0%

Employee Stock Purchase Plan
Risk-free interest	0.60%	0.40%	-	-
Dividend yields	0%	0%	-	-
Volatility	48.08%	62.84%	-	-
Expected term	6 months	6 months	-	-

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table set forth the parameters used in computation of the options compensation to non-employee consultants in the six months ended December 31, 2016  and the years ended June 30, 2016, 2015 and 2014, using a Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Risk-free interest	1.16% - 2.45%	1.15%-2.21%	1.59%-2.58%	2.26%-2.75%
Dividend yields	0%	0%	0%	0%
Volatility	55.33% - 58.57%	55.37%-55.75%	45.5%-56.2%	45.0%-55.8%
Contractual life in years	6 - 10	6.4-10	7.4-10	8.3 - 10

The Company recognizes compensation expenses for the value of its restricted stock unit (“RSU”) awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant.

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

The company record reserves for uncertain tax positions to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekel (“NIS”), during the six months ended December 31, 2016 and the year ended June 30, 2016, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

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

As of December 31, 2016, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $5,098. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

As of December 31, 2016, the Company had no derivative instruments that are not designated as cash flows hedges.

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

The fair value of derivative assets as of December 31, 2016 was $19, which was recorded in other accounts receivable and prepaid expenses in the consolidated balance sheets (see Note 13).

The fair value of derivative assets and derivative liabilities as of June 30, 2016 was $504 and $23, respectively, which was recorded at net amount in other accounts receivable and prepaid expenses in the consolidated balance sheets.

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

z.	The impact of recently issued accounting standards still not effective for the Company as of December 31, 2016 is as follows:

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on identifying performance obligations.

The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the modified retrospective method rather than full retrospective method.

The new standard will be effective for the Company beginning January 1, 2018, and adoption as of the original effective date of January 1, 2017 is permitted. The Company will adopt the new standard as of January 1, 2018.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures.  The Company has evaluated the impact of the standard on all of its revenue streams and most of its contracts. The Company expects to complete the contract evaluations and validate the results during the first half of 2017. During this time frame and the remainder of 2017, the Company will also draft a new accounting policies and evaluate the new disclosure requirements. The Company formed an implementation work group and expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to the customer, either at a point in time or over time. The Company expects to continue to recognize most of its revenue at a point in time upon delivery of its products.  Based on its current analysis the most significant effect, if any, will be related to certain services that may no longer be considered as a distinct performance obligations separate from the main revenue products.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for the Company in the first quarter of 2018 and early adoption is permitted. The Company is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 3:-	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2016:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate bonds	$111,188	$23	$(213)	$110,998
Governmental bonds	$7,762	-	$(33)	$7,729

	$118,950	$23	$(246)	$118,727

The following is a summary of available-for-sale marketable securities at June 30, 2016:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate bonds	$103,494	$136	$(42)	$103,588
Governmental bonds	$8,020	$7	$(6)	$8,021

	$111,514	$143	$(48)	$111,609

As of June 30, 2015, the Company had no investments in marketable securities.

The amortized cost of available-for-sale marketable securities at December 31, 2016, by contractual maturities, is shown below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Due in one year or less	$74,511	$20	$(66)	$74,465
Due after one year to two years	$44,439	$3	$(180)	$44,262

	$118,950	$23	$(246)	$118,727

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 3:-	MARKETABLE SECURITIES (Cont.)

The amortized cost of available-for-sale marketable securities at June 30, 2016, by contractual maturities, is shown below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Due in one year or less	$59,124	$50	$(11)	$59,163
Due after one year to two years	$52,390	$93	$(37)	$52,446

	$111,514	$143	$(48)	$111,609

As of December 31, 2016 and June 30, 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

Proceeds from maturity of available-for-sale marketable securities during the six months ended December 31, 2016 and the year ended June 30, 2016 were $32,782 and $6,350, respectively. The Company had no proceeds from sales of available-for-sale marketable securities during the six months ended December 31, 2016 and the year ended June 30, 2016, therefore no realized gains or losses from the sale of available-for sale marketable securities were recognized. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2016 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	December 31, 2016	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$6,510	$6,510	-	-

Derivative instruments asset	$19	-	$19	-

Short-term marketable securities:
Corporate bonds	$71,719	-	$71,719	-
Governmental bonds	$2,746	-	$2,746	-

Long-term marketable securities:
Corporate bonds	$39,279	-	$39,279	-
Governmental bonds	$4,983	-	$4,983	-

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2016 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2016	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$13,373	$13,373	-	-

Derivative instruments asset	$481	-	$481	-

Short-term marketable securities:
Corporate bonds	$57,158	-	$57,158	-
Governmental bonds	$2,005	-	$2,005	-

Long-term marketable securities:
Corporate bonds	$46,430	-	$46,430	-
Governmental bonds	$6,016	-	$6,016	-

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2015 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2015	Level 1	Level 2	Level 3

Derivative instruments asset	$859	-	$859	-

NOTE 5:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	December 31,	June 30,
	2016	2016	2015

Vendor non-trade receivables (*)	$15,209	$15,375	$24,814
Government authorities	2,585	2,727	3,729
OCS	-	-	249
Prepaid expenses and other	3,534	2,756	2,994
Foreign currency derivative contracts	19	482	859

	$21,347	$21,340	$32,645

(*) Vendor non-trade receivables related to contract manufacturers derive from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from suppliers. The Company does not reflect the sale of these components in revenues (see also Note 14e).

NOTE 6:-	INVENTORIES

	December 31,	June 30,
	2016	2016	2015

Raw materials	$10,053	$9,805	$14,405
Finished goods	57,310	71,745	59,545

	$67,363	$81,550	$73,950

The Company recorded inventory write-downs of $113, $2,539, $992 and $1,131 for the six months ended on December 31, 2016 and for the years ended June 30, 2016, 2015 and 2014, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 7:-	PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

a.	Property and equipment:

	December 31,	June 30,
	2016	2016	2015

Cost:

Computers and peripheral equipment	$6,053	$5,190	$3,139
Office furniture and equipment	1,505	1,289	779
Laboratory and testing equipment	9,589	8,590	7,205
Machinery and equipment	26,285	18,433	6,936
Leasehold improvements	5,898	5,450	4,047
Vehicles	13	13	13

	49,343	38,965	22,119

Less - accumulated depreciation	13,221	11,134	7,402

Depreciated cost	$36,122	$27,831	$14,717

Property in progress under construction and development with a cost basis of $10,698, $5,519 and $1,765 was included in Machinery and equipment as of December 31, 2016, June 30, 2016 and 2015, respectively.

Depreciation expenses for the six months ended December 31, 2016 and for the years ended June 30, 2016, 2015 and 2014 were $2,702, $3,763, $2,253 and $1,978, respectively.

b.	Intangible assets:

On March 9, 2015, the Company and Beacon Power LLC, a Delaware limited liability company (“Beacon”) entered into a patent purchase agreement pursuant to which the Company agreed to purchase all rights in the patents. In July 2015, the Company completed the purchase of the patents for $800.

In October 2016 the Company and Accurate Solar Power, LLC, a limited liability corporation, entered into a patent purchase agreement, under which the Company agreed to purchase certain patents, provisional patent applications and pending patent applications. The Company completed the purchase in return for total consideration of $600.

Intangible assets include an acquired patents with an original cost of $1,400 and $800 as of December 31, 2016 and June 30, 2016, respectively, and accumulated amortization of $141 and $84 as of December 31, 2016 and June 30, 2016, respectively. The patents are amortized over  a 10 years period.

Amortization expenses for the six months ended December 31, 2016 and for year ended June 30, 2016 were $57 and $84, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,	June 30,
	2016	2016	2015

Accrued expenses	$4,209	$5,615	$4,735
Government authorities	1,568	1,406	536
Provision for contractual inventory purchase obligations *	2,009	2,834	1,304
Other	862	870	412

	$8,648	$10,725	$6,987

*	See also Note 14e.

NOTE 9:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the six months ended December 31, 2016 and the years ended on June 30, 2016 and 2015 were as follows:

	December 31,	June 30,
	2016	2016	2015

Balance, at beginning of year	$51,192	$31,879	$18,181
Additions and adjustments to cost of revenues	13,749	28,848	19,407
Usage and current warranty expenses	(6,566)	(9,535)	(5,709)

Balance, at end of year	58,375	51,192	31,879
Less current portion	(13,616)	(14,114)	(9,431)

Long term portion	$44,759	$37,078	$22,448

NOTE 10:-	TERM LOAN AND WARRANTS TO PURCHASE CONVERTIBLE PREFERRED STOCK

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

Borrowings pursuant to the Loan Agreement are secured by a first priority security interest in all existing and future assets of the Company.

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

Upon the closing of the IPO, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 187,671 shares of common stock (See Note 1c).

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

On February 17, 2015, the Company amended and restated the agreement with the Bank Lender for a revolving line of credit, which permits aggregate borrowings of up to $40,000 in an amount not to exceed 80% of the eligible accounts receivable and bears interest, payable monthly, at the Bank Lender’s prime rate plus a margin of 0.5% to 2.0%. As of December 31, 2016, the revolving line of credit was terminated and the Company had no outstanding borrowings related to this revolving line of credit.

As of June 30, 2016 and 2015, the Company met all its Bank Lender covenants.

As of June 30, 2016 and 2015, the Company had no outstanding borrowings related to this revolving line of credit.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 12:-      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the six months ended December 31, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$57	$243	$(29)	$271
Other comprehensive income (loss) before reclassifications	(193)	93	(178)	(278)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(317)	-	(317)
Net current period other comprehensive income (loss)	(193)	(224)	(178)	(595)

Ending balance	$(136)	$19	$(207)	$(324)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the year ended June 30, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$-	$-	$(222)	$(222)
Other comprehensive income (loss) before reclassifications	56	412	193	661
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(169)	-	(168)
Net current period other comprehensive income (loss)	57	243	193	493

Ending balance	$57	$243	$(29)	$271

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 12:-      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Cont.)

The following tables provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Operations
Six months ended
December 31, 2016

Unrealized gains (losses) on cash flow hedges	$47	Cost of revenues
	227	Research and development
	58	Sales and marketing
	46	General and administrative

	378	Total, before income taxes

	(61)	Income tax expense (benefit)

	$317	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	$-	Financial income, net
	-	Income tax expense (benefit)

	$-	Total, net of income taxes

	$317	Total, net of income taxes

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-      DERIVATIVE INSTRUMENTS

The fair value of the Company’s outstanding derivative instruments is as follows:

	As of December 31,	As of June 30,
	2016	2016	2015

Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$-	$214	$-
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	19	290	-

Total	$19	$504	$-

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$-	$(23)	$-

Total	$-	$(23)	$-

The Company recorded the fair value of derivative assets and liabilities, net in “prepaid expenses and other accounts receivable” on the Company’s consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, net of tax effect, is as follows:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$93	$412	$-	$-

Total	$93	$412	$-	$-

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 13:-      DERIVATIVE INSTRUMENTS (Cont.)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income (loss), are as follows:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(317)	$(169)	$-	$-

Total	$(317)	$(169)	$-	$-

The Company recorded in the financial income (expenses), a net gain (loss) of $(87), $(136), $1,721 and $(189) during the six months ended Decmber 31, 2016 and years ended June 30, 2016 , 2015 and 2014, respectively related to derivatives not qualified as hedging instruments.

NOTE 14:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next eight years, with the last ending in  December 2024.

The future minimum lease commitments of the Company and its subsidiaries under various non-cancelable operating lease agreements in respect of premises, that are in effect as of December 31, 2016, are as follows:

2017	$3,151
2018	2,561
2019	2,231
2020	1,698
2021	1,538
2022 and thereafter	4,466

$15,645

Rent expenses for the six months ended Decmber 31, 2016 and for the years ended June 30, 2016, 2015 and 2014, were approximately $1,199, $2,238, $1,714 and $1,200, respectively.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 14:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

b.	Guarantees:

As of December 31, 2016, contingent liabilities exist regarding guarantees in the amount of $617, $52 and $166 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

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

As of December 31, 2016, the aggregate contingent liability to the BIRD-F amounted to approximately $1,148 which would be payable by the Company if the project were to generate revenues.

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

As of December 31, 2016, the aggregate contingent liability to the OCS with respect to royalty-bearing participation, net of royalties accrued, amounted to $1,022 out of which the Company already recorded a provision for royalties in the amount of $260. The total research and development grants that the Company has received from the OCS as of December 31, 2016 were $990. The accumulated interest as of December 31, 2016 was $32.

Royalty expenses relating to the OCS grants included in cost of revenues for the six months ended December 31, 2016, amounted to $260.

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

In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of December 31, 2016, the Company had non-cancelable purchase obligations totaling approximately $65,345 out of which the Company already recorded a provision for loss in the amount of $2,009 (see also Note 8).

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

As of December 31, 2016, the Company received in cash the entire amount of $2,938 from the Lessor in connection with such leasehold improvements. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded under long-term liabilities, net of the current portion recorded in accrued expenses and other accounts payable under current liabilities. The lease incentive obligation is being amortized over the life of the lease and as a reduction to rent expense. As of December 31, 2016, the net amortized amount of lease incentive obligation is $2,345, out of which $2,061 was recorded under long-term liabilities.

NOTE 16:-	CONVERTIBLE PREFERRED STOCK

a.	Composition of convertible preferred stock of the Company:

	Authorized			Issued and outstanding
	Number of shares
	December 31,	June 30,		December 31,	June 30,
	2016	2016	2015	2016	2016	2015

Stock of $0.0001 par value:
Preferred stock	95,000,000	95,000,000	95,000,000	-	-	-

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

b.
Prior to the consummation of the Company’s IPO on March 31, 2015, the Company had the following convertible preferred stock outstanding, all of which was converted into common stock following with the IPO on March 31, 2015 (see Note 1c) which resulted in classification of convertible preferred stock temporary equity in the amount of $140,915 into stockholders’ equity (deficiency):

	Shares outstanding	Number of shares of Common Stock issued upon conversion

Series A Preferred stock	15,558,830	5,186,276
Series B Preferred stock	18,760,196	6,253,398
Series C Preferred stock	15,984,655	5,328,217
Series D Preferred stock	16,024,251	5,341,416
Series D-1 Preferred stock	2,165,441	721,813
Series D-2 Preferred stock	2,598,528	866,175
Series D-3 Preferred stock	4,330,872	1,443,623
Series E Preferred stock	9,321,019	3,107,005
	84,743,792	28,247,923

NOTE 17:-	STOCK CAPITAL

a.	Composition of common stock capital of the Company:

	Authorized			Issued and outstanding
	Number of shares
	December 31,	June 30,		December 31,	June 30,
	2016	2016	2015	2016	2016	2015

Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	125,000,000	41,259,391	40,889,922	39,297,539

b.	Common stock rights:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of December 31, 2016, a total of 3,827,117 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of December 31, 2016, an aggregate of 1,522,068 options are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

A summary of the activity in the share options granted to employees and members of the board of directors for the six months ended December 31, 2016 and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of July 1, 2016	4,837,364	4.50	6.58	74,292
Granted	197,821	16.79
Exercised	(133,666)	2.54
Forfeited or expired	(37,050)	4.94
Outstanding as of December 31, 2016	4,864,469	5.05	6.24	39,585

Vested and expected to vest as of December 31, 2016	4,741,728	4.97	6.21	38,853

Exercisable as of December 31, 2016	3,388,429	3.50	5.42	31,105

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

The total intrinsic value of options exercised during the six months ended December 31, 2016 and the years ended June 30, 2016 and 2015 was $1,790, $30,670 and $484, respectively.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014 were $8.86, $13.27, $4.24 and $1.98, respectively.

The options outstanding as of December 31, 2016, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	December 31,	contractual	December 31,	contractual
price	2016	Life in years	2016	Life in years
$0.87 - $1.50	677,625	2.14	677,625	2.14
$1.68 - $2.46	1,340,663	4.71	1,338,271	4.71
$3.03 - $3.96	482,216	7.03	330,770	7.00
$5.01	1,901,081	7.90	945,130	7.90
$9.36	26,663	8.08	12,775	8.08
$15.34	39,000	9.73	2,436	9.73
$17.14	158,821	9.65	9,922	9.65
$20.81	9,600	9.40	-	-
$25.09	228,800	8.64	71,500	8.64

	4,864,469	6.24	3,388,429	5.42

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

The options outstanding as of June 30, 2016, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	June 30,	contractual	June 30,	contractual
price	2016	Life in years	2016	Life in years
$0.87 - $1.50	707,091	2.65	707,091	2.65
$1.68 - $2.46	1,411,951	5.22	1,381,725	5.20
$3.03 - $3.96	514,489	7.55	287,763	7.52
$5.01	1,933,216	8.42	715,300	8.41
$9.36	32,217	8.44	11,767	8.19
$20.81	9,600	9.91	-	-
$25.09	228,800	9.14	42,900	9.14

	4,837,364	6.58	3,146,546	5.63

The options outstanding as of June 30, 2015, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	June 30,	contractual	June 30,	contractual
price	2015	Life in years	2015	Life in years

$0.87	490,165	3.14	490,165	3.14
$1.50 - $1.68	771,321	4.04	771,321	4.04
$2.01 - $2.46	2,075,550	6.30	1,794,228	6.24
$3.03 - $3.96	668,270	8.54	247,767	8.46
$5.01	1,996,148	9.42	247,758	9.40
$9.36	33,328	9.59	-	-

	6,034,782	7.08	3,551,239	5.71

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

A summary of the activity in the RSUs granted to employees and members of the board of directors for the six months ended December 31, 2016, is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of July 1, 2016	834,186	24.74
Granted	874,032	15.74
Vested	(143,303)	22.01
Forfeited	(49,897)	24.11
Unvested as of December 31, 2016	1,515,018	19.74

A summary of the activity in the RSUs granted to employees and members of the board of directors for the year ended June 30, 2016, is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of July 1, 2015	67,440	25.09
Granted	981,321	24.77
Vested	(161,173)	24.36
Forfeited	(53,402)	18.46
Unvested as of June 30, 2016	834,186	24.74

A summary of the activity in the RSUs granted to employees and members of the board of directors for the year ended June 30, 2015, is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of July 1, 2014	-	-
Granted	67,440	25.09
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2015	67,440	25.09

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

Options and RSUs issued to non-employee consultants:

The Company has granted options to purchase common shares and RSU’s to non-employee consultants as of December 31, 2016 as follows:

	Options & RSU’s
	outstanding		Exercisable
	as of		as of
Issuance	December 31,	Exercise	December 31,	Exercisable
Date	2016	price	2016	Through
July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	5,166	2.46	5,166	October 24, 2022
January 23, 2013	3,333	3.03	3,333	January 23, 2023
January 27, 2014	4,148	3.51	2,552	January 27, 2024
May 1, 2014	3,250	3.51	1,542	May 1, 2024
September 17, 2014	10,830	3.96	6,823	September 17, 2024
October 29, 2014	5,638	5.01	1,860	October 29, 2024
August 19, 2015	17,699	0.00	-
November 8, 2015	2,491	0.00	-
April 18, 2016	2,084	0.00	-
July 11, 2016	2,667	0.00	-
September 21, 2016	4,000	15.34	250	September 21, 2026
September 21, 2016	6,563	0.00	-

	101,202		54,859

The Company has granted options to purchase common shares and RSU’s to non-employee consultants as of June 30, 2016 as follows:

	Options & RSU’s
	outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2016	price	2016	Through
July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	5,166	2.46	4,749	October 24, 2022
January 23, 2013	3,333	3.03	2,986	January 23, 2023
January 27, 2014	4,248	3.51	2,069	January 27, 2024
May 1, 2014	6,000	3.51	3,542	May 1, 2024
September 17, 2014	10,830	3.96	5,466	September 17, 2024
October 29, 2014	5,638	5.01	1,192	October 29, 2024
August 19, 2015	21,501	0.00	-
November 8, 2015	4,167	0.00	-
April 18, 2016	2,500	0.00	-

	96,716		53,337

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

The Company has granted options to purchase common shares to non-employee consultants as of June 30, 2015 as follows:

	Options
	outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2015	price	2015	Through

July 31, 2008	33,333	$0.87	33,333	July 31, 2018
January 26, 2011	5,000	$2.01	5,000	January 26, 2021
January 26, 2012	33,333	$2.46	33,333	January 26, 2022
October 24, 2012	6,666	$2.46	4,583	October 24, 2022
January 23, 2013	3,333	$3.03	2,153	January 23, 2023
January 27, 2014	4,998	$3.51	1,652	January 27, 2024
May 1, 2014	6,000	$3.51	2,042	May 1, 2024
September 17, 2014	19,163	$3.96	3,662	September 17, 2024
October 29, 2014	6,668	$5.01	890	October 29, 2024

	118,494		86,648

The Company accounts for its options granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).
In connection with the grant of stock options to non-employee consultants, the Company recorded stock compensation expenses in the six months ended December 31, 2016 and the years ended June 30, 2016, 2015 and 2014 in the amounts of $66, $524, $563 and $55, respectively.

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of December 31, 2016, a total of 888,569 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

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

As of December 31, 2016, 83,319 common stock shares had been purchased under the ESPP.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 17:-	STOCK CAPITAL (Cont.)

As of December 31, 2016, 805,250 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employee consultants and ESPP in the consolidated statement of operations for the six months ended December 31, 2016 and for the years ended June 30, 2016, 2015 and 2014, as follows:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Cost of revenues	$871	$945	$442	$108
Research and development, net	2,061	2,364	635	397
Selling and marketing	1,852	2,915	809	297
General and administrative	1,816	2,820	1,070	280

Total stock-based compensation expense	$6,600	$9,044	$2,956	$1,082

As of December 31, 2016, there was a total unrecognized compensation expense of $36,461 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from January 1, 2017  through November 30, 2020.

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

In January 2016, the Law for Amending the Income Tax Ordinance (No. 216) (Reductio  of Corporate Tax Rate), 2016 was approved, which includes a reduction of the corporate tax rate from 26.5% to 25%, effective from January 1, 2016.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

c.	Carryforward tax losses:

As of December 31, 2016, the Company has no federal or state carryforward tax losses.

As of December 31, 2016, the Israeli subsidiary has no Israeli net carryforward tax losses.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s Israeli subsidiary’s tax-exempt profit from Approved Enterprises and Benefited Enterprises is permanently reinvested as the Company’s management has determined that the Company does not currently intend to distribute dividends. Therefore, deferred taxes have not been provided for such tax-exempt income. The Company intends to continue to reinvest these profits and does not currently foresee a need to distribute dividends out of such tax-exempt income."

The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are considered to be indefinitely reinvested.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont,)

e.	Uncertain tax positions:

The Company recognaized for the first time a total liability for uncertain tax positions in the amount of $0.3 million as of December 31, 2016.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	June 30,
	2016	2016	2015

Assets in respect of:

Carryforward tax losses	$-	$4,186	$23,033
Research and Development carryforward expenses- temporary differences	908	743	5,173
Other reserves	1,907	1,367	1,346

	2,815	6,296	29,552

Valuation allowance (1)	-	-	(29,552)

Deferred tax assets, net	$2,815	$6,296	$-

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

During fiscal year 2016, the Company determined that the positive evidence outweighs the negative evidence for deferred tax assets and concluded that these deferred tax assets are realizable on a "more likely than not" basis. This determination was mainly due to expected future results of positive operations and earnings history.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont.)

f.	Income before taxes is comprised as follows:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015

Domestic	$3,165	$3,758	$2,830
Foreign	27,433	68,472	20,246

	$30,598	$72,230	$23,076

g.	Taxes on income (tax benefit) are comprised as follows:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014
Domestic taxes:
Current	1,047	1,737	1,655	100
Deferred	507	(1,380)	-	-
Foreign taxes:
Current	518	263	300	120
Deferred	3,145	(4,999)	-	-

	$5,217	$(4,379)	$1,955	$220

h.	Reconciliation of theoretical tax expense to actual tax expense:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont.)

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Income (loss) before taxes, as reported in the consolidated statements of operations	$30,598	$72,230	$23,076	$(21,158)

Statutory tax rate	34%	34%	35%	35%
Theoretical tax benefits on the above amount at the US statutory tax rate	10,403	24,558	8,077	(7,405)
Income tax at rate other than the U.S. statutory tax rate	(5,396)	(30,229)	(9,305)	9,172
Impact of Israel corporate tax rate change	-	-	-	(2,103)
Non-deductible expenses	164	1,514	3,003	467
Other individually immaterial income tax items	46	(222)	180	89

Actual tax expense (tax benefit)	$5,217	$(4,379)	$1,955	$220

i.	Tax assessments:

As of December 31, 2016, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2013.

The statute of limitations related to tax returns of the Company’s Israeli subsidiary is closed for all tax years up to and including 2011.

The statute of limitations related to tax returns of the Company’s German subsidiary is closed for all tax years up to and including 2011.

With respect to the Company’s, Chinese, Australian, Canadian, Dutch, Japanese, UK, French, Italian, Bulgarian and Turkish subsidiaries, the statute of limitations related to its tax returns is open for all tax years since incorporation.

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

The Israeli subsidiary elected tax year 2012 as a "Year of Election" for “Beneficiary Enterprise” status under the Investment Law, which provides certain benefits, including tax exemptions and reduced tax rates. Income not eligible for Beneficiary Enterprise benefits is taxed at a regular corporate tax rate. Upon meeting the requirements under the Investment Law, income derived from Beneficiary Enterprise from productive activity will be exempt from tax for two years from the year in which the Israeli subsidiary first has taxable income, provided that 12 years have not passed from the beginning of the year of election. In the six months ended December 31, 2016 Israeli subsidiary utilized all of her operating loss carryforwards in Israel and became profitable for tax purposes. As of December 31, 2016, Israeli subsidiary is entitled to benefit from a two year tax exemption as part of the Beneficiary Enterprise .

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

Through December 31, 2016, the Israeli subsidiary had generated income under the provision of the Investment Law.

As of December 31, 2016, approximately $26,459 was derived from tax exempt profits earned by the Israeli subsidiary “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by the Israeli subsidiary. Accordingly, no provision for deferred income taxes has been provided on income attributable to the Israeli subsidiary “Beneficiary Enterprises” as such income is essentially permanently reinvested.

 If the Israeli subsidiary retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate which depend on the foreign ownership in each tax year, the tax rate can range between 10% (when foreign ownership exceeds 90%) to 20% (when foreign ownership exceeds 49%). There can be no assurance that the Israeli subsidiary will continue to qualify as an foreign investor company in the future or that the benefits described herein will be granted in the future.

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

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments ("the Amendment") was published. According to the Amendment, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter (the tax rate applicable to preferred enterprises located in other areas remains at 16%).

The Amendment also prescribes special tax tracks for technological enterprises, which are subject to rules that are to be issued by the Minister of Finance by March 31, 2017.

The new tax tracks under the Amendment are as follows:

Technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion. A technological preferred enterprise, as defined in the Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A - a tax rate of 7.5%).

Special technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries exceed NIS 10 billion. Such enterprise will be subject to tax at a rate of 6% on profits deriving from intellectual property, regardless of the enterprise's geographical location.

Any dividends distributed to "foreign companies", as defined in the Law, deriving from income from the technological enterprises will be subject to tax at a rate of 4%.

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 18:-      INCOME TAXES (Cont.)

Since as of December 31, 2016 definitive criteria to determine the tax benefits had not yet been established, it cannot be concluded that the legislation in respect of technological enterprises had been enacted or substantively enacted as of that date. Accordingly, the above changes in the tax rates relating to technological enterprises were not taken into account in the computation of deferred taxes as of December 31, 2016.

k.	The Law for Encouragement of Industry (Taxation), 1969:

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

NOTE 19:-	FINANCIAL EXPENSES (INCOME), NET

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Remeasurement of warrants to purchase convertible preferred stock	$-	$-	$5,350	$(53)
Interest on term loan	-	-	579	1,475
Other financial expenses related to term loan	-	-	373	31
Expenses (income) related to hedging transaction	87	136	(1,721)	189
Interest on short- term loan	-	-	316	537
Interest on marketable securities	(1,504)	(1,112)	-	-
Amortization of marketable securities premium and accretion of discount, net	685	532	-	-
Exchange rate loss (income), net, bank charges and other finance expenses	3,521	(27)	180	608

	$2,789	$(471)	$5,077	$2,787

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 20:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

The following is a summary of revenues within geographic areas:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Revenues based on Customers’ location:
United States	$160,321	$334,260	$238,340	$64,607
Germany	11,076	22,207	13,290	15,133
Europe (*)	49,523	89,000	52,163	38,655
Rest of the World	19,077	44,376	21,285	14,822
Total revenues	$239,997	$489,843	$325,078	$133,217

(*) Except for Germany

Major Customers data as a percentage of total revenues:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Customer A	11.2%	11.6%	4.9%	1.8%
Customer B	8.7%	10.9%	24.6%	19.1%
Customer C	8.4%	10.1%	5.4%	3.1%

The following is a summary of revenues by product family :

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015	2014

Inverters	$112,585	$223,756	$156,984	$62,085
Optimizers	115,229	244,852	158,513	65,018
Others	12,183	21,235	9,581	6,114
Total revenues	$239,997	$489,843	$325,078	$133,217

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 20:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA (Cont.)

Long-lived assets by geographic region:

	Six months ended December 31,	Year ended June 30,
	2016	2016	2015

Israel	$35,055	$26,751	$14,136
U.S.	515	518	342
Europe	466	508	230
Other	86	54	9

Total long-lived assets*	$36,122	$27,831	$14,717

*	Long-lived assets are comprised of property and equipment, net (marketable securities, prepaid expenses and lease deposits, intangible assets and deferred tax assets are not included).

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 21:-      TRANSITION PERIOD COMPARATIVE DATA

 The following table presents certain financial information (U.S. dollars in thousands except share and per share data):

	Six months ended December 31,
	2016	2015
		(Unaudited)

Revenues	$239,997	$239,886
Cost of revenues	159,097	167,777

Gross profit	80,900	72,109

Operating expenses:

Research and development, net	20,279	15,290
Sales and marketing	20,444	17,077
General and administrative	6,790	5,606

Total operating expenses	47,513	37,973

Operating income	33,387	34,136

Financial expenses, net	2,789	1,031

Income before taxes on income	30,598	33,105

Taxes on income (tax benefit)	5,217	(5,432)

Net income	$25,381	$38,537

Net basic earnings per share of common stock	$0.62	$0.98

Net diluted earnings per share of common stock	$0.58	$0.87

Weighted average number of shares used in computing net basic earnings per share of common stock	41,026,926	39,406,797

Weighted average number of shares used in computing net diluted earnings per share of common stock	43,839,342	44,231,660

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

By:	/s/ Guy Sella
Name: Guy Sella
Title: Chief Executive Officer and Chairman
Date:	February 21, 2017

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Guy Sella, Ronen Faier and Rachel Prishkolnik, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KT, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/Guy Sella	Chief Executive Officer and Chairman	February 21, 2017
Guy Sella	(Principal Executive Officer)

/s/Ronen Faier	Chief Financial Officer	February 21, 2017
Ronen Faier	(Principal Financial and Accounting Officer)

/s/Dan Avida	Director	February 21, 2017
Dan Avida

/s/Yoni Cheifetz	Director	February 21, 2017
Yoni Cheifetz

/s/Marcel Gani	Director	February 21, 2017
Marcel Gani

/s/Doron Inbar	Director	February 21, 2017
Doron Inbar

/s/Avery More	Director	February 21, 2017
Avery More

/s/Tal Payne	Director	February 21, 2017
Tal Payne

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
3.2	Amended and Restated By‑Laws	Incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 17, 2014, among SolarEdge Technologies, Inc. and the investors party thereto	Incorporated by reference to Exhibit 4.2 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
4.3	Warrant to Purchase Shares of SolarEdge Technologies, Inc., dated December 28, 2012	Incorporated by reference to Exhibit 4.3 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015
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