Form 10-Q
period 2017-03-31
SolarEdge Technologies Inc
filed 2017-05-10
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of  May 1, 2017, there were 41,554,048 shares of the registrant's common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2017
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$119,933	$104,683
Restricted cash	991	897
Marketable Securities	81,800	74,465
Trade receivables, net	79,268	71,041
Prepaid expenses and other accounts receivable	26,561	21,347
Inventories	60,913	67,363

Total current assets	369,466	339,796

LONG-TERM ASSETS:
Marketable securities	44,893	44,262
Property, equipment and intangible assets, net	37,933	37,381
Prepaid expenses and lease deposits	594	489
Deferred tax assets, net	4,084	2,815

Total long term assets	87,504	84,947

Total assets	$456,970	$424,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2017	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$43,740	$34,001
Employees and payroll accruals	11,767	13,018
Warranty obligations	12,895	13,616
Deferred revenues	1,025	1,202
Accrued expenses and other accounts payable	9,189	8,648

Total current liabilities	78,616	70,485

LONG-TERM LIABILITIES:
Warranty obligations	48,230	44,759
Deferred revenues	20,902	18,660
Lease incentive obligation	1,987	2,061

Total long-term liabilities	71,119	65,480

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2017 (unaudited) and December 31, 2016; issued and outstanding: 41,532,545 and 41,259,391 shares as of March 31, 2017 (unaudited) and December 31, 2016, respectively	4	4
Additional paid-in capital	311,081	307,098
Accumulated other comprehensive loss	(25)	(324)
Accumulated deficit	(3,825)	(18,000)

Total stockholders’ equity	307,235	288,778

Total liabilities and stockholders’ equity	$456,970	$424,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2017	2016
	Unaudited

Revenues	$115,054	$125,205
Cost of revenues	76,378	84,471

Gross profit	38,676	40,734

Operating expenses:

Research and development, net	11,458	8,709
Sales and marketing	10,775	8,826
General and administrative	4,439	3,460

Total operating expenses	26,672	20,995

Operating income	12,004	19,739

Financial income, net	1,410	2,029

Income before taxes on income	13,414	21,768

Tax benefit (taxes on income)	761	(969)

Net income	$14,175	$20,799

Net basic earnings per share of common stock	$0.34	$0.52

Net diluted earnings per share of common stock	$0.32	$0.47

Weighted average number of shares used in computing net basic earnings per share of common stock	41,348,225	40,362,093

Weighted average number of shares used in computing net diluted earnings per share of common stock	43,837,505	44,577,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2017	2016
	Unaudited

Net income	$14,175	$20,799

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains, net of tax benefit	28	87
Reclassification adjustments for losses included in net income	-	1
Net change	28	88

Cash flow hedges:
Changes in unrealized gains, net of tax expense	909	668
Reclassification adjustments for gains and losses , net of tax expense included in net income	(395)	(33)
Net change	514	635

Foreign currency translation adjustments, net	(243)	(13)

Total other comprehensive income	299	710

Comprehensive income	$14,474	$21,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited
Cash flows provided by operating activities:
Net income	$14,175	$20,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and intangible assets	1,520	993
Amortization of premiums on available-for-sale marketable securities	383	174
Stock-based compensation	3,612	2,632
Deferred tax assets, net	(1,333)	(100)
Realized losses on Cash Flow Hedges	-	2

Changes in assets and liabilities:
Inventories	6,453	2,006
Prepaid expenses and other accounts receivable	(4,583)	6,682
Trade receivables, net	(8,070)	(9,413)
Trade payables	9,734	(16,853)
Employees and payroll accruals	(1,272)	(556)
Warranty obligations	2,750	5,765
Deferred revenues	2,060	2,496
Accrued expenses and other accounts payable	311	770
Lease incentive obligation	(74)	(55)

Net cash provided by operating activities	25,666	15,342

Cash flows used in investing activities:
Purchase of property and equipment	(1,872)	(5,909)
Decrease (increase) in restricted cash	(94)	2,473
Increase in short and long-term lease deposits	(66)	(14)
Investment in available-for-sale marketable securities	(24,070)	(36,023)
Maturities of available-for-sale marketable securities	15,665	1,000

Net cash used in investing activities	(10,437)	(38,473)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of shares upon exercise of options	371	1,167

Net cash provided by financing activities	371	1,167

Increase (decrease) in cash and cash equivalents	15,600	(21,964)
Cash and cash equivalents at the beginning of the period	104,683	106,150
Effect of exchange rate differences on cash and cash equivalents	(350)	(116)

Cash and cash equivalents at the end of the period	119,933	84,070

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

b.	Recent accounting pronouncements:

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of ASU 2015-11 is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 during the first quarter of 2017, which did not have a material impact on our results of operations, cash flows or financial position.

c.
The significant accounting policies applied in the Company’s audited 2016 consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for transition period from July 1, 2016 to December 31, 2016 (the “2016 Form 10-KT”) are applied consistently in these financial statements.

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for transition period from July 1, 2016 to December 31, 2016 filed with the SEC on February 21, 2017. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the transition period from July 1, 2016 to December 31, 2016 included in the 2016 Form 10-KT.

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Currently, the Company has entered into an agreement with a third manufacturer and is in the process of transitioning manufacturing from one manufacturer to another. During this transition period the Company will mainly rely on one contract manufacturer. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

These vendors collectively account for 66.4% and 61% of the Company’s total trade payables as of March 31, 2017 (unaudited) and December 31, 2016, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of March 31, 2017 (unaudited), a total of $2,037 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

f.	Derivative financial instruments:

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the three months ended March 31, 2017, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to six months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of March 31, 2017 (unaudited), the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $9,391. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

The fair value of the Company’s outstanding derivative instruments is as follows:

	Three months ended March 31,	Year ended December 31,
	2017	2016
	(unaudited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	579	19

Total	$579	$19

The Company recorded the fair value of derivative assets and liabilities, net in “prepaid expenses and other accounts receivable” on the Company’s condensed consolidated balance sheets.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The net increase in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, net of tax effect, is as follows:

	Three months ended
	March 31,
	2017	2016
	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	909	668

The net gains reclassified from “accumulated other comprehensive income (loss)” into income (loss), are as follows:

	Three months ended
	March 31,
	2017	2016
	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	395	33

The Company recorded in the financial expenses, a net loss of $81 during the three months ended March 31, 2016 (unaudited), related to derivatives not qualified as hedging instruments.

No such expenses were recorded in the three months ended March 31, 2017 (unaudited).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

g.	Accumulated other comprehensive income:

 The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended March 31, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$(324)
Other comprehensive income (loss) before reclassifications	28	909	(243)	694
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(395)	-	(395)
Net current period other comprehensive income (loss)	28	514	(243)	299

Ending balance	$(108)	$533	$(450)	$(25)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the three months ended March 31, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(81)	$75	$(287)	$(293)
Other comprehensive income (loss) before reclassifications	87	668	(13)	742
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(33)	-	(32)
Net current period other comprehensive income (loss)	88	635	(13)	710

Ending balance	$7	$710	$(300)	$417

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Operations
Three months ended
March 31, 2017

Unrealized gains on cash flow hedges, net	58	Cost of revenues
	207	Research and development
	59	Sales and marketing
	71	General and administrative

	395	Total, before income taxes

	-	Income tax expense (benefit)

	395	Total, net of income taxes

For the three months period, ended March 31, 2016 (unaudited), $33 was reclassified from accumulated other comprehensive income.

NOTE 2:-	INVENTORIES

	March 31, 2017	December 31, 2016
	(unaudited)

Raw materials	$13,632	$10,053
Finished goods	47,281	57,310

	$60,913	$67,363

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016
	(unaudited)

Balance, at beginning of period	$58,375	$40,894
Additions and adjustments to cost of revenues	5,498	8,002
Usage and current warranty expenses	(2,748)	(2,237)

Balance, at end of period	61,125	46,659
Less current portion	(12,895)	(13,510)

Long term portion	$48,230	$33,149

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2017 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	March 31, 2017	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$8,747	$8,747	-	-

Derivative instruments asset	$579	-	$579	-

Short-term marketable securities:
Corporate bonds	$76,042	-	$76,042	-
Governmental bonds	$5,758	-	$5,758	-

Long-term marketable securities:
Corporate bonds	$40,901	-	$40,901	-
Governmental bonds	$3,992	-	$3,992	-

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2016 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	December 31, 2016	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$6,510	$6,510	-	-

Derivative instruments asset	$19	-	$19	-

Short-term marketable securities:
Corporate bonds	$71,719	-	$71,719	-
Governmental bonds	$2,746	-	$2,746	-

Long-term marketable securities:
Corporate bonds	$39,279	-	$39,279	-
Governmental bonds	$4,983	-	$4,983	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on March 31, 2017 due to the short-term maturity of these instruments.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of March 31, 2017 (unaudited), contingent liabilities exist regarding guarantees in the amount of $831, $55 and $176 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

b.	Royalty and Governmental commitments:

As of March 31, 2017 (unaudited), the aggregate contingent liability to the Binational Industrial Research and Development Foundation (BIRD‑F) amounted to approximately $1,158 which amount would be payable by the Company if it ever did generate revenues from such project.

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

As of March 31, 2017 (unaudited), the aggregate contingent liability to the OCS amounted to $477.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

As of March 31, 2017 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $77,542 out of which the Company already recorded a provision for loss in the amount of $1,207.

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

NOTE 6:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	41,532,545	41,259,391

b.	Stock Incentive plans:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of March 31, 2017 (unaudited), a total of 5,890,087 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

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

As of March 31, 2017 (unaudited), an aggregate of 2,686,604 shares of common stock are still available for future grant under the 2015 Plan.

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the three months ended March 31, 2017 (unaudited) and related information follows:

			Weighted
			average
	Number	Weighted	remaining
	of	average	contractual	Aggregate
	Options /	exercise	term	intrinsic
	RSUs	price	in years	Value

Outstanding as of December 31, 2016	4,864,469	5.05	6.24	39,585
Granted	445,680	14.64
Exercised	(118,698)	2.91
Forfeited or expired	(5,364)	4.50
Outstanding as of March 31, 2017	5,186,087	5.93	6.35	52,626

Vested and expected to vest as of March 31, 2017	5,056,663	5.83	6.31	51,749

Exercisable as of March 31, 2017	3,450,219	3.73	5.31	41,823

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the three months ended on March 31, 2017 (unaudited) was $1,419.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

The weighted average grant date fair values of options granted to employees and executive directors during the three months ended March 31, 2017 (unaudited) was $7.94.

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the three months ended March 31, 2017 (unaudited) is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2016	1,515,018	19.74
Granted	471,973	14.61
Vested	(144,372)	21.74
Forfeited	(39,219)	18.21
Unvested as of March 31, 2017	1,803,400	18.34

e.          Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of March 31, 2017 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	March 31,	Exercise	March 31,	Exercisable
Date	2017	price	2017	Through

July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	3,000	2.46	3,000	October 24, 2022
January 23, 2013	3,333	3.03	3,333	January 23, 2023
January 27, 2014	2,748	3.51	1,443	January 27, 2024
May 1, 2014	3,250	3.51	1,917	May 1, 2024
September 17, 2014	9,615	3.96	6,284	September 17, 2024
October 29, 2014	3,668	5.01	222	October 29, 2024
August 19, 2015	15,940	0.00	-
November 8, 2015	2,230	0.00	-
April 18, 2016	1,875	0.00	-
July 11, 2016	2,001	0.00	-
September 21, 2016	4,000	15.34	500	September 21, 2026
September 21, 2016	6,125	0.00	-
March 15, 2017	8,000	0.00	-
March 15, 2017	8,000	13.70	-	March 15, 2027
March 27, 2017	4,000	0.00	-

	111,118		50,032

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the three months ended March 31, 2017 (unaudited) and 2016 (unaudited) in the amounts $127 and $91, respectively.

f.
Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of March 31, 2017 (unaudited), a total of 1,301,154 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

The ESPP is implemented through an offering every six months. According to the ESPP, eligible employees may use up to 10% of their salaries to purchase common stock shares up to an aggregate limit of $10 per participant for every six months plan. The price of an ordinary share purchased under the ESPP is equal to 85% of the lower of the fair market value of the ordinary share on the subscription date of each offering period or on the purchase date

As of March 31, 2017 (unaudited), 83,319 common stock shares had been purchased under the ESPP.

As of March 31, 2017 (unaudited), 1,217,835 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

.
SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

g.
Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees and ESPP in the condensed consolidated statement of operations for the three months ended on March 31, 2017 (unaudited) and 2016 (unaudited), as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Cost of revenues	$493	$246
Research and development	1,205	724
Selling and marketing	1,030	842
General and administrative	884	819

Total stock-based compensation expense	$3,612	$2,631

As of March 31, 2017 (unaudited), there was a total unrecognized compensation expense of $42,557 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from Oct 1, 2016 through May 31, 2021.

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 590,115 and 0 for the three months ended March 31, 2017 (unaudited) and 2016 (unaudited), respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
	(unaudited)
Numerator:
Net income	14,175	20,799

Denominator:
Shares used in computing net earnings per share of common stock, basic	41,348,225	40,362,093
Effect of stock-based awards	2,489,280	4,215,808
Shares used in computing net earnings per share of common stock, diluted	43,837,505	44,577,901

Basic net income per share	$0.34	$0.52
Diluted net income per share	$0.32	$0.47

NOTE 8:-  INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended March 31,
	2017	2016
	Unaudited

Current year taxes	$1,069	$1,069
Deferred tax income and others	(1,830)	(100)

Taxes on income (tax benefit)	$(761)	$969

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-  INCOME TAXES (Cont.)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Assets in respect of:

Research and Development carryforward expenses- temporary differences	$1,792	$908
Stock based compensation	1,279	1,039
Other reserves	1,013	868

Net deferred tax assets	$4,084	$2,815

During fiscal year 2016, the Company determined that the positive evidence outweighs the negative evidence for deferred tax assets and concluded that these deferred tax assets are realizable on a "more likely than not" basis. This determination was mainly due to expected future results of positive operations and earnings history.

c.	Uncertain tax positions:

The Company recognized a total liability for uncertain tax positions in the amount of $264 as of March 31, 2017.

NOTE 9:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three month period ended March 31, 2017 (unaudited) and 2016 (unaudited), the Company had one and two major customers that accounted for 12.74% and 26.71% of its condensed consolidated revenues, respectively.

b.
As of March 31, 2017 (unaudited), one customer accounted for approximately 16.57% of the Company’s net accounts receivable and as of December 31, 2016, three major customers accounted for approximately 20.15% of the Company’s net accounts receivable.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management's expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as "anticipate," "believe," "could," "seek," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management's beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

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

•
we depend on two contract manufacturers and several limited or single source component suppliers; we have recently entered into an agreement with an additioinal  contract manufacturer and are in the process of ramping up manufacturing with the new manufacturer. During this ramp up period we will mainly rely on one contract manufacturer;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer's financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets; and

•	consolidation in the solar industry among our customers and distributors; and

•	the other factors set forth under "Item 1A. Risk Factors" in "Part II-OTHER INFORMATION" section of this report.

Except as required by law, we assume no obligation to update these forward‑looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward‑looking statements, even if new information becomes available in the future.

Overview

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar photovoltaic ("PV") system. Our direct current ("DC") optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our systems allow for superior power harvesting and module management by deploying power optimizers at each PV module while maintaining a competitive system cost by using a simplified DC AC inverter. Our systems are monitored through our cloud-based monitoring platform that enables lower system operating and maintenance ("O&M") costs. We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

Our revenues for the three months ended March 31, 2017 and 2016 were $115.1 million and $125.2 million, respectively. Gross margin was 33.6% and 32.5% for the three months ended March 31, 2017 and 2016, respectively. Net income was $14.2 million and $20.8 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, we have shipped approximately 16.8 million power optimizers and 691,000 inverters. Approximately 427,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of March 31, 2017, we have shipped approximately 4.7 GW of our DC optimized inverter systems. Our products are sold in approximately 53 countries, and are installed in solar PV systems in 100 countries.

As of March 31, 2017, approximately 241,000 indirect customers had registered with us through our cloud‑based monitoring platform.

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

We provide the "megawatts shipped" metric, which is calculated based on nameplate capacity shipped, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit, not necessarily each additional MW of capacity, sold. Accordingly, we also provide the "inverters shipped" and "power optimizers shipped" operating metrics.

	Three Months Ended March 31,
	2017	2016
Inverters shipped	57,761	52,333
Power optimizers shipped	1,469,677	1,417,469
Megawatts shipped (1)	455	416

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues	$115,054	$125,205
Cost of revenues	76,378	84,471
Gross profit	38,676	40,734
Operating expenses:
Research and development, net	11,458	8,709
Sales and marketing	10,775	8,826
General and administrative	4,439	3,460
Total operating expenses	26,672	20,995
Operating income	12,004	19,739
Financial income, net	1,410	2,029
Income before taxes on income	13,414	21,768
Taxes on income (tax benefit)	(761)	969
Net income	$14,175	$20,799

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,		Three Months Ended March, 2016 to 2017
	2017	2016	Change
	(in thousands)
Revenues	$115,054	$125,205	$(10,151)	(8.1)%

Revenues decreased by $10.2 million, or 8.1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to reduced revenues in the U.S. market prompted by an average selling price erosion  and a general slowdown in US residential installations in the quarter ended March 31, 2017. The number of power optimizers sold remained stable in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The number of inverters sold increased by approximately 3,200 units, or 5.9%, from approximately 54,500 units in the three months ended March 31, 2016 to approximately 57,700 units in the three months ended March 31, 2017. Our blended average selling price per watt for units shipped decreased by $0.043, or 14.2%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to (i) an increase in sales of commercial products that are characterized by lower average selling prices per watt; (ii) price erosion in the overall inverter market; (iii) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
Cost of revenues	$76,378	$84,471	$(8,093)	(9.6)%
Gross profit	$38,676	$40,734	$(2,058)	(5.1)%

Cost of revenues decreased by $8.1 million, or 9.6%, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to (i) reductions in per unit production costs; (ii) reductions derived from increased efficiency in our supply chain; and (iii) decreased warranty expenses derived from increased efficiency in our products quality and reduction in per unit cost of replaced faulty products. These decreases were partially offset by increase in personnel-related costs resulting from an increase in our operations and support headcount and increase of depreciation of machines and automated assembly lines. Gross profit as a percentage of revenue increased from 32.5% in the three months ended March 31, 2016 to 33.6% in the three months ended March 31, 2017, primarily due to reductions in per unit production costs, increased efficiency in our supply chain and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net
	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
Research and development, net	$11,458	$8,709	$2,749	31.6%

Research and development, net increased by $2.7 million, or 31.6%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to an increase in personnel-related costs of $1.9 million resulting from an increase in our research and development headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as activities associated with bringing new products to market. In addition, the use of external consultants, deprecation expenses and materials consumption increased by $0.5 million, $0.2 million and $0.1 million, respectively, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Sales and Marketing
	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
Sales and marketing	$10,775	$8,826	$1,949	22.1%

Sales and marketing expenses increased by $1.9 million, or 22.1%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to an increase in personnel-related costs of $1.4 million related to an increase in headcount associated with supporting our sales in the U.S. and Europe. In addition, expenses related to trade shows and marketing activities, expenses related to external consultants and sub-contractors and expenses associated with our worldwide sales offices, travel and other overhead costs increased by $0.2 million, $0.2 million and $0.1 million, respectively, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

General and Administrative
	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
General and administrative	$4,439	$3,460	$979	28.3%

General and administrative expenses increased by $1.0 million, or 28.3%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to an increase in doubtful debts in the amount of $1.0 million mostly driven by one of our customers that declared bankruptcy, and $0.2 million in expenses related to accounting, tax, legal and information systems consulting in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. These increases were offset by decrease of $0.2 million in personnel-related costs due to decrease in management bonus payments.

Financial income (expenses), net
	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
Financial income , net	$1,410	$2,029	$(619)	(30.5)%

Financial income decreased by $0.6 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to a decrease of $1.0 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This was offset by an increase of $0.3 million of interest income, net of accretion (amortization) of discount (premium) on marketable securities and a decrease of $0.1 million in expenses related to hedging transactions in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Taxes on Income
	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
Taxes on income (tax benefit)	$(761)	$969	$(1,730)	N/A

Tax benefits were $0.8 million in the three months ended March 31, 2017 compared to taxes on income of $1.0 million in the three months ended March 31, 2016, primarily due to an increase of $1.2 million in  deferred tax asset in the three months ended March 31, 2017 and a $0.5 million income related to previous years tax credit.

Net Income
	Three Months Ended March 31,		Three Months Ended March 31, 2016 to 2017
	2017	2016	Change
	(in thousands)
Net income	$14,175	$20,799	$(6,624)	(31.9)%

As a result of the factors discussed above, net income decreased by $6.6 million, or 31.9%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$25,666	$15,342
Net cash used in investing activities	(10,437)	(38,473)
Net cash provided by financing activities	371	1,167
Increase (decrease) in cash and cash equivalents	$15,600	$(21,964)

As of March 31, 2017, our cash and cash equivalents were $119.9 million. This amount does not include $126.7 million invested in available-for-sale marketable securities and $1.0 million of restricted cash (primarily held to secure bank guarantees securing office lease payments). We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the three months ended March 31, 2017, cash provided by operating activities was $25.7 million, derived mainly from a net income of $14.2 million that included $4.2 million of non-cash expenses, an increase of $10.0 million in trade payables and other accounts payable, $2.7 million in warranty obligations, $2.1 million of deferred revenues and a decrease of $6.5 million in inventories, which were offset by an increase of $8.1 million in trade receivables, net, $4.6 million in prepaid expenses and other receivables and a decrease of $1.3 million in accruals for employees.

For the three months ended March 31, 2016, cash used in operating activities was $15.3 million derived mainly from a net income of $20.8 million that included $3.7 million of non-cash expenses, an increase of $5.8 million in warranty obligations, $2.5 million in deferred revenues, a decrease of $6.7 million in prepaid expenses and other receivables and $2.0 million in inventories which was offset by an increase of $9.4 million in trade receivables, and a decrease of  $16.2 million in trade payables and other accounts payable and $0.6 million accruals for employees.

Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was $10.4 million, of which $24.1 million was invested in available-for-sale marketable securities, $1.9 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.1 million increase in restricted cash and short and long-term lease deposit. This was offset by $15.7 million from the maturities of available-for-sale marketable securities.

During the three months ended March 31, 2016, net cash used in investing activities was $38.5 million, of which $36.0 million was invested in available-for-sale marketable securities, and $5.9 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements. This was offset by a $2.4 million decrease in restricted cash and $1.0 million from the maturities of available-for-sale marketable securities.

 Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $0.4 million, all attributed to cash received from the exercise of employee and non-employee stock options.

For the three months ended March 31, 2016, net cash provided by financing activities was $1.2 million, all attributed to cash received from the exercise of employee and non-employee stock options.

 Debt Obligations

Revolving Line of Credit

In February 2015, we amended and restated a revolving line of credit agreement with Silicon Valley Bank, which permitted aggregate borrowings of up to $40 million. The revolving line of credit terminated on December 31, 2016.

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

Foreign Currency Exchange Risk

Approximately 30.5% and 18.7% of our revenues for the three months ended March 31, 2017 and 2016, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2017, between the Euro and the U.S. Dollar would increase or decrease our net income by $2.6 million for the three months ended March 31, 2017. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2017, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $1.5 million for the three months ended March 31, 2017.

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

We had cash and cash equivalents of $119.9 million and available-for-sale marketable securities with an estimated fair value of $126.7 million on March 31, 2017, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2017, one major customer accounted for approximately 16.6% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with this receivable.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-KT for the year ended Decemebr 31, 2016 other than the supplemental risk factor set forth below:

We rely on a limited amount of contract manufacturers and, for a period of time, will rely on one contract manufacturer for some manuacturing.

We depend on two contract manufacturers and several limited or single source component suppliers; we have recently entered into an agreement with a new contract manufacturer and are in the process of rampring up manufacturing with the new manufacturer. During this ramp up period we will mainly rely on one contract manufacturer. Any change in our relationship with our contract manufacturers or changes to contractual terms of our agreements with the contract manufacturers could adversely affect our financial condition and results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

On March 31, 2015, we consummated the initial public offering consisting of 8,050,000 shares of our common stock at a public offering price of $18.00 per share. The offering terminated after the sale of all securities registered in the offering. Goldman, Sachs & Co. acted as joint book-running managers for the offering. Needham & Company, Canaccord Genuity Inc. and Roth Capital Partners acted as co-managers. As a result of the offering, we received total net offering proceeds of $131.2 million, after deducting total expenses of $13.7 million, consisting of underwriting discounts and commissions of $10.1 million and offering related expenses paid by us of $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The proceeds from the initial public offering have been used for general corporate purposes, including working capital and expansion of our business into additional markets.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

We previously disclosed in our proxy statement for the 2016 Annual Meeting of Stockholders that we anticipated filing our proxy statement for the 2017 Annual Meeting of Stockholders within 120 days after the end of our fiscal year on June 30, 2016, and hold our 2017 Annual Meeting shortly thereafter.  However, because we have recently changed our fiscal year end to December 31, we presently intend to hold our 2017 Annual Meeting of Stockholders (the "2017 Annual Meeting") at 47505 Seabridge Drive, Fremont, CA, on May 10, 2017, at 10 a.m. local time.

ITEM 6 EXHIBITS
Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.1	2015 Global Incentive Plan	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: May 10, 2017	/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)