Form 10-Q
period 2017-06-30
SolarEdge Technologies Inc
filed 2017-08-03
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐          No ☒

As of July 31, 2017, there were 42,084,298 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2017
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$113,452	$104,683
Restricted cash	1,097	897
Marketable Securities	80,225	74,465
Trade receivables, net	79,851	71,041
Prepaid expenses and other accounts receivable	34,109	21,347
Inventories	56,205	67,363

Total current assets	364,939	339,796

LONG-TERM ASSETS:
Marketable securities	79,954	44,262
Property, equipment and intangible assets, net	41,991	37,381
Prepaid expenses and lease deposits	640	489
Deferred tax assets, net	4,898	2,815

Total long term assets	127,483	84,947

Total assets	$492,422	$424,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2017	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$36,029	$34,001
Employees and payroll accruals	14,286	13,018
Warranty obligations	12,501	13,616
Deferred revenues	3,038	1,202
Accrued expenses and other accounts payable	12,842	8,648

Total current liabilities	78,696	70,485

LONG-TERM LIABILITIES:
Warranty obligations	52,839	44,759
Deferred revenues	23,771	18,660
Lease incentive obligation	1,913	2,061

Total long-term liabilities	78,523	65,480

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2017 (unaudited) and December 31, 2016; issued and outstanding: 42,022,735 and 41,259,391 shares as of June 30, 2017 (unaudited) and December 31, 2016, respectively	4	4
Additional paid-in capital	316,867	307,098
Accumulated other comprehensive loss	(367)	(324)
Retained earnings (accumulated deficit)	18,699	(18,000)

Total stockholders’ equity	335,203	288,778

Total liabilities and stockholders’ equity	$492,422	$424,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Revenues	$136,099	$124,752	$251,153	$249,957
Cost of revenues	89,033	85,639	165,411	170,110

Gross profit	47,066	39,113	85,742	79,847

Operating expenses:

Research and development, net	12,725	9,232	24,183	17,941
Sales and marketing	11,961	8,930	22,736	17,756
General and administrative	3,265	3,067	7,704	6,527

Total operating expenses	27,951	21,229	54,623	42,224

Operating income	19,115	17,884	31,119	37,623

Financial income (expenses), net	3,595	(527)	5,005	1,502

Income before taxes on income	22,710	17,357	36,124	39,125

Taxes on income (tax benefit)	186	84	(575)	1,053

Net income	$22,524	$17,273	$36,699	$38,072

Net basic earnings per share of common stock	$0.54	$0.42	$0.88	$0.94

Net diluted earnings per share of common stock	$0.50	$0.39	$0.83	$0.86

Weighted average number of shares used in computing net basic earnings per share of common stock	41,700,399	40,776,059	41,525,285	40,569,076

Weighted average number of shares used in computing net diluted earnings per share of common stock	44,831,590	44,463,087	44,335,521	44,520,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Net income	$22,524	$17,273	$36,699	$38,072

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized losses, net of tax benefit	5	50	33	137
Reclassification adjustments for gains, net of tax expense included in net income	-	-	-	1
Net change	5	50	33	138

Cash flow hedges:
Changes in unrealized gains (losses), net of tax expense	66	(333)	975	335
Reclassification adjustments for loses, net of tax expense included in net income	(599)	(134)	(994)	(167)
Net change	(533)	(467)	(19)	168

Foreign currency translation adjustments, net	186	271	(57)	258

Other comprehensive income (loss)	(342)	(146)	(43)	564

Comprehensive income	$22,182	$17,127	$36,656	$38,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended June 30,
	2017	2016
	Unaudited
Cash flows provided by operating activities:
Net income	$36,699	$38,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangible assets	3,130	2,176
Amortization of premiums on available-for-sale marketable securities	791	497
Stock-based compensation	7,646	5,032
Deferred tax assets, net	(2,105)	147
Realized losses on Cash Flow Hedges	-	2

Changes in assets and liabilities:
Inventories	11,153	6,096
Prepaid expenses and other accounts receivable	(12,547)	4,038
Trade receivables, net	(8,399)	(26,003)
Trade payables	2,007	(13,499)
Employees and payroll accruals	1,206	(2,795)
Warranty obligations	6,965	10,298
Deferred revenues	6,935	5,132
Accrued expenses and other accounts payable	3,958	4,207
Lease incentive obligation	(148)	(23)

Net cash provided by operating activities	57,291	33,377

Cash flows used in investing activities:
Purchase of property and equipment	(7,611)	(10,054)
Decrease (increase) in restricted cash	(200)	2,489
Decrease (increase) in short and long-term lease deposits	(128)	66
Investment in available-for-sale marketable securities	(74,106)	(65,651)
Maturities of available-for-sale marketable securities	31,674	6,350

Net cash used in investing activities	(50,371)	(66,800)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Six months ended June 30,
	2017	2016
	Unaudited
Cash flows from financing activities:
Issuance costs related to initial public offering	-	(194)
Proceeds from issuance of shares upon exercise of options	2,123	1,501

Net cash provided by financing activities	2,123	1,307

Increase (decrease) in cash and cash equivalents	9,043	(32,116)
Cash and cash equivalents at the beginning of the period	104,683	106,150
Effect of exchange rate differences on cash and cash equivalents	(274)	(2)

Cash and cash equivalents at the end of the period	$113,452	$74,032

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Currently, the Company has entered into an agreement with a third manufacturer and is in the process of transitioning manufacturing from one manufacturer to another. During this transition period the Company mainly relys on one contract manufacturer. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

These vendors collectively account for 44.7% and 61.0% of the Company’s total trade payables as of June 30, 2017 (unaudited) and December 31, 2016, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of June 30, 2017 (unaudited), a total of $1,713 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

f.	Derivative financial instruments:

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekel (“NIS”), during the six months ended June 30, 2017, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to six months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of June 30, 2017 (unaudited), the Company entered into put and call options to sell U.S. dollars for Euros in the amount of 6 million Euros. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The fair value of the Company’s outstanding derivative instruments is as follows:

	Balance as of June 30,	Balance as of December 31,
	2017	2016
	(unaudited)
Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	21	-
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	-	19

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	(334)	-
Foreign exchange forward contracts	(258)	-

Total	$(571)	$19

The Company recorded the fair value of derivative assets and liabilities, net in “Accrued expenses and other accounts payable” and in “prepaid expenses and other accounts receivable”   on the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

The net increase in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, net of tax effect, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	66	(333)	975	335

The net gains reclassified from “accumulated other comprehensive income (loss)” into loss, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	(599)	(134)	(994)	(167)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The Company recorded in the financial income (expenses), net, a net loss (gain) related to derivatives not qualified as hedging instruments of $(672) and $7 during the three months ended June 30, 2017 and 2016 (unaudited), respectively and $(672) and $(75) during the six months ended June 30, 2017 and 2016 (unaudited), respectively.

g.	Accumulated other comprehensive income:

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended June 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(108)	$533	$(450)	$(25)
Other comprehensive income (loss) before reclassifications	5	66	186	257
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(599)	-	(599)
Net current period other comprehensive income (loss)	5	(533)	186	(342)

Ending balance	$(103)	$-	$(264)	$(367)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the six months ended June 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$324
Other comprehensive income (loss) before reclassifications	33	975	(57)	951
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(994)	-	(994)
Net current period other comprehensive income (loss)	33	(19)	(57)	(43)

Ending balance	$(103)	$-	$(264)	$(367)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended June 30, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$7	$710	$(300)	$417
Other comprehensive income (loss) before reclassifications	50	(333)	271	(12)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(134)	-	(134)
Net current period other comprehensive income (loss)	50	(467)	271	(146)

Ending balance	$57	$243	$(29)	$271

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the six months ended June 30, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(81)	$75	$(287)	$(293)
Other comprehensive income (loss) before reclassifications	137	335	258	730
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(167)	-	(166)
Net current period other comprehensive income (loss)	138	168	258	564

Ending balance	$57	$243	$(29)	$271

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Three months ended June 30,
	2017	2016

Unrealized gains on cash flow hedges, net	108	24	Cost of revenues
	363	100	Research and development
	92	24	Sales and marketing
	82	19	General and administrative

	645	167	Total, before income taxes

	(46)	(33)	Income tax expense (benefit)

	599	134	Total, net of income taxes

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Six months ended June 30,
	2017	2016

Unrealized gains on cash flow hedges, net	-	(1)	Financial income
	166	30	Cost of revenues
	570	115	Research and development
	151	33	Sales and marketing
	153	22	General and administrative

	1,040	199	Total, before income taxes

	(46)	(33)	Income tax expense (benefit)

	994	166	Total, net of income taxes

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	INVENTORIES

	June 30, 2017	December 31, 2016
	(unaudited)

Raw materials	$13,571	$10,053
Finished goods	42,634	57,310

	$56,205	$67,363

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended June 30,
	2017	2016
	(unaudited)

Balance, at beginning of period	$58,375	$40,894
Additions and adjustments to cost of revenues	12,976	15,600
Usage and current warranty expenses	(6,011)	(5,302)

Balance, at end of period	65,340	51,192
Less current portion	(12,501)	(14,114)

Long term portion	$52,839	$37,078

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2017 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market mutual funds	$5,773	$5,773	-	-

Foreign exchange option contracts not designated as hedging instruments	$21	-	$21	-

Short-term marketable securities:
Corporate bonds	$73,456	-	$73,456	-
Governmental bonds	$6,769	-	$6,769	-

Long-term marketable securities:
Corporate bonds	$74,846	-	$74,846	-
Governmental bonds	$5,108	-	$5,108	-

Liabilities:
Foreign exchange option contracts not designated as hedging instruments	$(334)	-	$(334)	-
Foreign exchange forward contracts not designated as hedging instruments	$(258)	-	$(258)	-

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

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on June 30, 2017 due to the short-term maturity of these instruments.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of June 30, 2017 (unaudited), contingent liabilities exist regarding guarantees in the amount of $830, $57 and $183 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

b.	Royalty and Governmental commitments:

The Company’s Israeli subsidiary receives research and development grants from the Israel Innovation Authority (the IIA). In consideration for the research and development grants received from the IIA, the Company has undertaken to pay royalties as a percentage of revenues from products developed from research and development projects financed. If the Company will not generate sales of products developed with funds provided by the IIA, the Company is not obligated to pay royalties or repay the grants.

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

As of June 30, 2017 (unaudited), the Company recorded a provision for royalties in the amount of $723.

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

As of June 30, 2017 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $116,577 out of which the Company already recorded a provision for loss in the amount of $1,172.

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

NOTE 6:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	42,022,735	41,259,391

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of June 30, 2017 (unaudited), a total of 5,890,087 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

As of June 30, 2017 (unaudited), an aggregate of 2,680,839 shares of common stock are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the six months ended June 30, 2017 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2016	4,864,469	5.05	6.24	39,585
Granted	445,680	14.64
Exercised	(382,647)	2.62
Forfeited or expired	(6,940)	4.27
Outstanding as of June 30, 2017	4,920,562	6.11	6.22	70,179

Vested and expected to vest as of June 30, 2017	4,804,004	6.02	6.18	68,975

Exercisable as of June 30, 2017	3,383,184	4.08	5.30	54,826

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the six months ended on June 30, 2017 (unaudited) was $5,717.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended June 30, 2017 (unaudited) was $7.94.

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the six months ended June 30, 2017 (unaudited) is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2016	1,515,018	19.74
Granted	505,681	14.82
Vested	(262,784)	21.32
Forfeited	(66,849)	17.33
Unvested as of June 30, 2017	1,691,066	18.20

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

e.          Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of June 30, 2017 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Exercisable
Date	2017	price	2017	Through
July 31, 2008	33,333	0.87	33,333	July 31, 2018
October 24, 2012	3,000	2.46	3,000	October 24, 2022
January 23, 2013	3,333	3.03	3,333	January 23, 2023
January 27, 2014	1,294	3.51	280	January 27, 2024
May 1, 2014	2,750	3.51	1,792	May 1, 2024
September 17, 2014	6,498	3.96	4,572	September 17, 2024
October 29, 2014	3,448	5.01	336	October 29, 2024
August 19, 2015	13,898	0.00	-
November 8, 2015	1,970	0.00	-
April 18, 2016	1,667	0.00	-
July 11, 2016	1,834	0.00	-
September 21, 2016	4,000	15.34	750	September 21, 2026
September 21, 2016	5,688	0.00	-
March 15, 2017	8,000	0.00	-
March 15, 2017	8,000	13.70	-	March 15, 2027
March 27, 2017	4,000	0.00	-

	102,713		47,396

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50.

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the six months ended June 30, 2017 (unaudited) and 2016 (unaudited) in the amounts $294 and $151, respectively.

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of June 30, 2017 (unaudited), a total of 1,301,154 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of June 30, 2017 (unaudited), 185,173 common stock shares had been purchased under the ESPP.

As of June 30, 2017 (unaudited), 1,115,981 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees and ESPP in the condensed consolidated statement of operations for the six months ended on June 30, 2017 (unaudited) and 2016 (unaudited), as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Cost of revenues	$517	$310	$1,010	$556
Research and development	1,280	747	2,485	1,471
Selling and marketing	1,204	730	2,234	1,572
General and administrative	1,033	614	1,917	1,433

Total stock-based compensation expense	$4,034	$2,401	$7,646	$5,032

As of June 30, 2017 (unaudited), there was a total unrecognized compensation expense of $39,699 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from Jul 1, 2017 through May 31, 2021.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 199,950 and 25,998 for the three months ended June 30, 2017 (unaudited) and 2016 (unaudited), respectively and 395,032 and 12,999 for the six months ended June 30, 2017 (unaudited) and 2016 (unaudited), respectively.

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator:
Net income	22,524	17,273	36,699	38,072

Denominator:
Shares used in computing net earnings per share of common stock, basic	41,700,399	40,776,059	41,525,285	40,569,076
Effect of stock-based awards	3,131,191	3,687,028	2,810,236	3,951,418
Shares used in computing net earnings per share of common stock, diluted	44,831,590	44,463,087	44,335,521	44,520,494

Basic net income per share	$0.54	$0.42	$0.88	$0.94
Diluted net income per share	$0.50	$0.39	$0.83	$0.86

NOTE 8:-        INCOME TAXES

a.	Corporate tax in Israel:

On May 28, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with certain criteria is entitled to lower corporate tax rates. The Company expects that its operations in Israel will comply with the criteria of the Preferred Technological Enterprise regime. Therefore, the Company will utilize the tax benefits under this regime after the end of the utilization of the current zero corporate tax rate benefit period under its Approved and Beneficiary Enterprise status. Under the new legislation, the Company’s taxable income will be subject to a corporate tax rate of 12%.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-          INCOME TAXES (Cont.)

b.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Current year taxes	$959	$(163)	$2,028	$906
Deferred tax income and others	(773)	247	(2,603)	147

Taxes on income (tax benefit)	$186	$84	$(575)	$1,053

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets in respect of:

Research and Development carryforward expenses- temporary differences	$2,372	$908
Stock based compensation	1,392	1,039
Other reserves	1,135	868

Net deferred tax assets	$4,898	$2,815

During fiscal year 2016, the Company determined that the positive evidence outweighs the negative evidence for deferred tax assets and concluded that these deferred tax assets are realizable on a "more likely than not" basis. This determination was mainly due to expected future results of positive operations and earnings history.

d.	Uncertain tax positions:

The Company recognized a total liability for uncertain tax positions in the amount of $371 as of June 30, 2017.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.	For the three month period ended June 30, 2017 (unaudited) and 2016 (unaudited), the Company had one major customer that accounted for 13.31% and 13.07% of its consolidated revenues, respectively.

For the six month period ended June 30, 2017 (unaudited) and 2016 (unaudited), the Company had one major customer that accounted for 13.05% and 13.83% of its consolidated revenues, respectively.

b.	As of June 30, 2017 (unaudited) and December 31, 2016, one customer accounted for approximately 19.14% and 20.15% of the Company’s net accounts receivable, respectively.

NOTE 10:-      SUBSEQUENT EVENTS

On July 10, 2017 the Company executed a long term lease agreement for 10,000 square meters in Israel, intended for the establishment of a manufacturing facility for the production of product prototypes, manufacturing and the development of proprietary manufacturing and testing equipment.

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

•
Regulatory uncertainty in the U.S. for the clean energy sector and the solar energy sector in particular and the withdrawal of the U.S. from the Paris Climate Accord may materially harm our business, financial condition and results of operations;

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

•
we depend on two contract manufacturers and several limited or single source component suppliers; we have recently entered into an agreement with an additional contract manufacturer and are in the process of ramping up manufacturing with the new manufacturer. During this ramp up period we will mainly rely on one contract manufacturer;

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

•
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

Our revenues for the three months ended June 30, 2017 and 2016 were $136.1 million and $124.8 million, respectively. Gross margin was 34.6% and 31.4% for the three months ended June 30, 2017 and 2016, respectively. Net income was $22.5 million and $17.3 million for the three months ended June 30, 2017 and 2016, respectively.

Our revenues for the six months ended June 30, 2017 and 2016 were $251.2 million and $250.0 million, respectively. Gross margin was 34.1% and 31.9% for the six months ended June 30, 2017 and 2016, respectively. Net income was $36.7 million and $38.1 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, we have shipped approximately 18.6 million power optimizers and 766,000 inverters. Approximately 466,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of June 30, 2017, we have shipped approximately 5.3 GW of our DC optimized inverter systems. Our products are sold in approximately 50 countries, and are installed in solar PV systems in more than 120 countries.

Recent Developments

On July 10, 2017 we executed a long term lease agreement for 10,000 square meters in Israel, intended for the establishment of a manufacturing facility for the production of product prototypes, manufacturing and the development of proprietary manufacturing and testing equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Inverters shipped	75,020	57,981	132,781	110,314
Power optimizers shipped	1,774,480	1,487,393	3,244,157	2,904,862
Megawatts shipped (1)	563	427	1,018	843

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenues	$136,099	$124,752	$251,153	$249,957
Cost of revenues	89,033	85,639	165,411	170,110
Gross profit	47,066	39,113	85,742	79,847
Operating expenses:
Research and development, net	12,725	9,232	24,183	17,941
Sales and marketing	11,961	8,930	22,736	17,756
General and administrative	3,265	3,067	7,704	6,527
Total operating expenses	27,951	21,229	54,623	42,224
Operating income	19,115	17,884	31,119	37,623
Financial income (expenses), net	3,595	(527)	5,005	1,502
Income before taxes on income	22,710	17,357	36,124	39,125
Taxes on income (tax benefit)	186	84	(575)	1,053
Net income	$22,524	$17,273	$36,699	$38,072

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Revenues	$136,099	$124,752	$11,347	9.1%

Revenues increased by $11.3 million, or 9.1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to an increase in the number of units sold and particularly due to an increase in units sold outside of the U.S. Specifically, revenues generated from outside the United States comprised 46% of our revenues in the three months ended June 30, 2017 compared to 43% in the three months ended June 30, 2016, with significant growth in revenues coming from Germany and the Netherlands. The number of power optimizers sold increased by approximately 0.2 million units, or 15.6%, from approximately 1.5 million units in the three months ended June 30, 2016 to approximately 1.7 million units in the three months ended June 30, 2017. The number of inverters sold increased by approximately 13,900 units, or 24.0%, from approximately 57,900 units in the three months ended June 30, 2016 to approximately 71,800 units in the three months ended June 30, 2017. Our blended average selling price per watt for units shipped decreased by $0.03, or 10%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to (i) an increase in sales of commercial products that are characterized by lower average selling prices per watt; (ii) price erosion in the overall inverter market; and (iii) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Cost of revenues	$89,033	$85,639	$3,394	4.0%
Gross profit	$47,066	$39,113	$7,953	20.3%

Cost of revenues increased by $3.4 million, or 4.0%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to (i) an increase in the volume of products sold as described above; (ii) an increase in personnel-related costs of $2.2 million connected to the expansion of our operations and increased support headcount which is growing in parallel with our growing install base worldwide. Gross profit as a percentage of revenue increased from 31.4% in the three months ended June 30, 2016 to 34.6% in the three months ended June 30, 2017, primarily due to reductions in per unit production costs that exceeded price erosion of our products, increased efficiency in our supply chain and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Research and development, net	$12,725	$9,232	$3,493	37.8%

Research and development, net increased by $3.5 million, or 37.8%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to an increase in personnel-related costs of $2.6 million resulting from an increase in our research and development headcount and salary adjustments. The increase in headcount reflects our continued investment in enhancing our existing products as well as activities associated with bringing new products to market. The increase is also attributed to overhead costs, such as the use of external consultants, deprecation expenses and materials consumption, which increased by $0.3 million, $0.2 million, $0.2 million and $0.2 million, respectively, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Sales and Marketing

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Sales and marketing	$11,961	$8,930	$3,031	33.9%

Sales and marketing expenses increased by $3.0 million, or 33.9%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to an increase in personnel-related costs of $2.4 million related to an increase in headcount associated with supporting our sales in the U.S., Europe and Asia as well as salary adjustments. In addition, expenses related to external consultants and sub-contractors , expenses associated with our worldwide sales offices, travel and other overhead costs and expenses related to trade shows and marketing activities, increased by $0.3 million, $0.2 million and $0.1 million, respectively, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

General and Administrative

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
General and administrative	$3,265	$3,067	$198	6.5%

General and administrative expenses increased by $0.2 million, or 6.5%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to an increase in personnel-related costs of $0.9 million related to (i) higher headcount in the legal, finance, human resources, and information system department functions required for a fast-growing public company and (ii) increased expenses related to equity-based compensation. This increase was offset by a decrease in the use of external consultants and a decrease in costs related to the accrual of doubtful debts in the amount of $0.4 million and $0.3 million, respectively, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

  Financial income (expenses), net

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Financial income (expenses) , net	$3,595	$(527)	$4,122	N/A

Financial income was $3.6 million in the three months ended June 30, 2017 as compared to financial expenses of $0.5 million in the three months ended June 30, 2016, primarily due to income of $3.8 million generated from foreign exchange fluctuations between the Euro and the New Israeli Shekel against the US Dollar in the three months ended June 30, 2017 compared to $0.8 million in expenses from foreign exchange fluctuations in the three months ended June 30, 2016. In addition, financial income increased by $0.2 million due to an increase in interest income, net of accretion (amortization) of discount (premium) on marketable securities in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. These increases in financial income were offset by an increase of $0.7 million in costs related to hedging transactions in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

 Taxes on Income (tax benefit)

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Taxes on income (tax benefit)	$186	$84	$102	121.4%

Taxes on income were $0.2 million in the three months ended June 30, 2017 compared to taxes on income of $0.1 million in the three months ended June 30, 2016, primarily due to an increase of $1.1 million in current tax expenses in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This was offset by an increase of $1.0 million in deferred tax assets in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Net Income

	Three Months Ended June 30,		Three Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Net income	$22,524	$17,273	$5,251	30.4%

As a result of the factors discussed above, net income increased by $5.3 million, or 30.4%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Revenues	$251,153	$249,957	$1,196	0.5%

Revenues increased by $1.2 million, or 0.5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to an increase in the number of units sold and particularly due to an increase in units sold outside of the U.S. Specifically, revenues generated from outside the United States comprised 42% of our revenues for the six months ended June 30, 2017 compared to 35% for the six months ended June 30, 2016. The number of power optimizers sold increased by approximately 0.2 million units, or 7.9%, from approximately 3.0 million units in the six months ended June 30, 2016 to approximately 3.2 million units in the six months ended June 30, 2017. The number of inverters sold increased by approximately 17,100 units, or 15.3%, from approximately 112,400 units in the six months ended June 30, 2016 to approximately 129,500 units in the six months ended June 30, 2017. Our blended average selling price per watt for units shipped decreased by $0.036, or 12.1%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to (i) increased volumes of commercial products that are characterized by lower average selling prices per watt; (ii) decreased prices in the overall inverter market; and (iii) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

Six Months Ended June 30,	Six Months Ended June 30, 2016 to 2017
2017	2016	Change
(In thousands)
Cost of revenues	$165,411	$170,110	$(4,699)	(2.8)%
Gross profit	$85,742	$79,847	$5,895	7.4%

Cost of revenues decreased by $4.7 million, or 2.8%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to (i) reductions in per unit production costs; (ii) reductions derived from increased efficiency in our supply chain; and (iii) decreased warranty expenses derived from better performance of our products and a reduction in per unit cost for replacement of faulty products. Gross profit as a percentage of revenue increased from 31.9% in the six months ended June 30, 2016 to 34.1% in the six months ended June 30, 2017, primarily due to cost reductions in per unit product costs which exceeded price erosions of our products, increased efficiency in our supply chain due to our increased volumes, lower costs associated with our warranty and warranty provisions, and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Research and development, net	$24,183	$17,941	$6,242	34.8%

Research and development, net increased by $6.2 million, or 34.8%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an increase in personnel-related costs of $4.5 million triggered by increased headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to market. In addition, use of contractors and subcontractors, depreciation of lab equipment, material consumption, and other directly related overhead and travels costs, increased by $0.7 million, $0.4 million, $0.3 million and $0.3 million, respectively.

Sales and Marketing

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Sales and marketing	$22,736	$17,756	$4,980	28.0%

Sales and marketing expenses increased by $5.0 million, or 28.0%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an increase in personnel-related costs of $3.8 million resulting from an increase in headcount supporting our growth in the U.S., Europe and Asia. In addition,  expenses related to the use of contractors and subcontractors, trade shows and marketing activities, expenses associated with our worldwide sales offices, and travel expenses, increased by $0.5 million, $0.3 million, $0.3 million and $0.1 million, respectively, in the six months ended June 30, 2017as compared to the six months ended June 30, 2016.

General and Administrative

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
General and administrative	$7,704	$6,527	$1,177	18.0%

General and administrative expenses increased by $1.2 million, or 18.0%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an increase in accrual for a doubtful account of $0.7 million and personnel-related costs of $0.6 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required for a fast-growing public company and (ii) increased expenses related to equity-based compensation, changes in management compensation and growth in vacation accruals, which resulted from changes in compensation packages of employees. In addition, costs related to being a public company, other directly related overhead costs and travel expenses increased by $0.1 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These were offset by a $0.2 million decrease in expenses related to accounting, tax, legal and information systems consulting in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Financial Income (Expenses), Net

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Financial income, net	$5,005	$1,502	$3,503	233.2%

Financial income increased by $3.5 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an increase of $3.6 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar in the six months ended June 30, 2017 as compared to the three months ended June 30, 2016. In addition, financial income increased by $0.5 due to an increase in interest income, net of accretion (amortization) of discount (premium) on marketable securities in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. These increases in financial income were offset by an increase of $0.6 million in costs related to hedging transactions in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Taxes on Income (Tax Benefit)

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Taxes on income (tax benefit)	$(575)	$1,053	$(1,628)	N/A

Tax benefits amounted to $0.6 million in the six months ended June 30, 2017 compared to taxes on income of $1.1 million in the six months ended June 30, 2016, primarily due to an increase of $2.3 million in deferred tax assets in the six months ended June 30, 2017 and a $0.5 million of tax credit related to previous years’ activity. This was offset by an increase of $1.1 million in taxes on income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Net Income

	Six Months Ended June 30,		Six Months Ended June 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Net income	$36,699	$38,072	$(1,373)	(3.6)%

As a result of the factors discussed above, net income decreased by $1.4 million, or 3.6% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by operating activities	$31,625	$18,035	$57,291	$33,377
Net cash used in investing activities	(39,934)	(28,327)	(50,371)	(66,800)
Net cash provided by financing activities	1,752	140	2,123	1,307
Increase (decrease) in cash and cash equivalents	$(6,557)	$(10,152)	$9,043	$(32,116)

As of June 30, 2017, our cash and cash equivalents were $113.5 million. This amount does not include $160.2 million invested in available-for-sale marketable securities and $1.1 million of restricted cash (primarily held to secure bank guarantees securing office lease payments). We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the six months ended June 30, 2017, cash provided by operating activities was $57.3 million, derived mainly from a net income of $36.7 million, $9.5 million of non-cash expenses, a decrease of $11.1 million in inventories and an increase of $7.0 million in warranty obligations, $6.9 million of deferred revenues, $5.8 million in trade payables and other accounts payable and $1.2 million in accruals for employees. The cash from operating activities was offset by an increase of $12.5 million in prepaid expenses and other receivables and $8.4 million in trade receivables, net.

For the six months ended June 30, 2016, cash used in operating activities was $33.4 million derived mainly from a net income of $38.1 million, $7.9 million of non-cash expenses, an increase of $10.3 million in warranty obligations, $5.1 million in deferred revenues and a decrease of $6.1 million in inventories and $4.0 million in prepaid expenses and other receivables. The cash from operating activities was offset by an increase of $26.0 million in trade receivables, and a decrease of $9.3 million in trade payables and other accounts payable and $2.8 million accruals for employees.

Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was $50.4 million, of which $74.1 million was invested in available-for-sale marketable securities, $7.6 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.3 million increase in restricted cash and short and long-term lease deposit. This was offset by $31.6 million from the maturities of available-for-sale marketable securities.

During the six months ended June 30, 2016, net cash used in investing activities was $66.8 million, of which $65.7 million was invested in available-for-sale marketable securities, and $10.1 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements. This was offset by $6.4 million from the maturities of available-for-sale marketable securities and a decrease of $2.6 million in restricted cash.

 Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $2.1 million, all attributed to cash received from the exercise of employee and non-employee stock options.

For the six months ended June 30, 2016, net cash provided by financing activities was $1.3 million, of which $1.5 million was related to cash received from the exercise of employee and non-employee stock options, offset by $0.2 million attributed to issuance costs related to our initial public offering.

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

Foreign Currency Exchange Risk

Approximately 36.8% and 25.3% of our revenues for the six months ended June 30, 2017 and 2016, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2017, between the Euro and the U.S. Dollar would increase or decrease our net income by $7.4 million for the six months ended June 30, 2017. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2017, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $3.2 million for the six months ended June 30, 2017.

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

We had cash and cash equivalents of $113.5 million and available-for-sale marketable securities with an estimated fair value of $160.2 million on June 30, 2017, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2017, one major customer accounted for approximately 19.1% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with this receivable.

ITEM 4          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A       RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-KT for the year ended December 31, 2016 other than the supplemental risk factor set forth below:

We rely on a limited amount of contract manufacturers and, for a period of time, will rely on one contract manufacturer for some manufacturing.

We depend on two contract manufacturers and several limited or single source component suppliers; we have recently entered into an agreement with a new contract manufacturer and are in the process of ramping up manufacturing with the new manufacturer. During this ramp up period we will mainly rely on one contract manufacturer. Any change in our relationship with our contract manufacturers or changes to contractual terms of our agreements with the contract manufacturers could adversely affect our financial condition and results of operations.

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: August 3, 2017	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: August 3, 2017	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)