Form 10-Q
period 2017-09-30
SolarEdge Technologies Inc
filed 2017-11-08
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐          No ☒

As of October 30, 2017, there were 43,012,847 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)
	September 30,	December 31,
	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$149,448	$104,683
Restricted cash	1,400	897
Marketable Securities	81,488	74,465
Trade receivables, net	91,694	71,041
Prepaid expenses and other accounts receivable	38,201	21,347
Inventories	62,356	67,363

Total current assets	424,587	339,796

LONG-TERM ASSETS:
Marketable securities	72,351	44,262
Property, equipment and intangible assets, net	45,714	37,381
Prepaid expenses and lease deposits	732	489
Deferred tax assets, net	5,822	2,815

Total long term assets	124,619	84,947

Total assets	$549,206	$424,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2017	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$42,700	$34,001
Employees and payroll accruals	17,640	13,018
Warranty obligations	12,942	13,616
Deferred revenues	2,743	1,202
Accrued expenses and other accounts payable	16,407	8,648

Total current liabilities	92,432	70,485

LONG-TERM LIABILITIES:
Warranty obligations	58,625	44,759
Deferred revenues	26,858	18,660
Lease incentive obligation	1,838	2,061

Total long-term liabilities	87,321	65,480

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2017 (unaudited) and December 31, 2016; issued and outstanding: 42,862,712 and 41,259,391 shares as of September 30, 2017 (unaudited) and December 31, 2016, respectively	4	4
Additional paid-in capital	323,076	307,098
Accumulated other comprehensive loss	(297)	(324)
Retained earnings (accumulated deficit)	46,670	(18,000)

Total stockholders' equity	369,453	288,778

Total liabilities and stockholders' equity	$549,206	$424,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Revenues	$166,552	$128,484	$417,705	$378,441
Cost of revenues	108,498	86,609	273,909	256,719

Gross profit	58,054	41,875	143,796	121,722

Operating expenses:

Research and development, net	14,363	9,935	38,546	27,876
Sales and marketing	13,217	10,036	35,953	27,792
General and administrative	5,078	3,664	12,782	10,191

Total operating expenses	32,658	23,635	87,281	65,859

Operating income	25,396	18,240	56,515	55,863

Financial income, net	2,666	390	7,671	1,892

Income before taxes on income	28,062	18,630	64,186	57,755

Taxes on income (tax benefit)	91	3,014	(484)	4,067

Net income	$27,971	$15,616	$64,670	$53,688

Net basic earnings per share of common stock	$0.66	$0.38	$1.55	$1.32

Net diluted earnings per share of common stock	$0.61	$0.35	$1.44	$1.21

Weighted average number of shares used in computing net basic earnings per share of common stock	42,433,648	40,926,887	41,831,400	40,691,402

Weighted average number of shares used in computing net diluted earnings per share of common stock	46,131,556	43,995,227	44,937,527	44,348,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Net income	$27,971	$15,616	$64,670	$53,688

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax benefit	54	(92)	87	45
Reclassification adjustments for gains, net of tax expence included in net income	-	-	-	1
Net change	54	(92)	87	46

Cash flow hedges:
Changes in unrealized gains, net of tax expense	-	320	975	655
Reclassification adjustments for loses, net of tax expense included in net income	-	(254)	(994)	(421)
Net change	-	66	(19)	234

Foreign currency translation adjustments, net	16	(125)	(41)	133

Other comprehensive income (loss)	70	(151)	27	413

Comprehensive income	$28,041	$15,465	$64,697	$54,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended September 30,
	2017	2016
	Unaudited
Cash flows provided by operating activities:
Net income	$64,670	$53,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangible assets	4,932	3,468
Amortization of premiums on available-for-sale marketable securities	1,310	829
Stock-based compensation	12,183	8,132
Deferred tax assets, net	(3,063)	2,327
Realized losses on Cash Flow Hedges	-	2

Changes in assets and liabilities:
Inventories	5,005	19,216
Prepaid expenses and other accounts receivable	(17,360)	8,214
Trade receivables, net	(20,168)	(38,105)
Trade payables, net	8,667	(21,699)
Employees and payroll accruals	4,509	(916)
Warranty obligations	13,192	15,514
Deferred revenues	9,699	5,069
Accrued expenses and other accounts payable	7,537	2,192
Lease incentive obligation	(223)	(185)

Net cash provided by operating activities	90,890	57,746

Cash flows used in investing activities:
Purchase of property and equipment	(13,203)	(13,869)
Decrease (increase) in restricted cash	(503)	2,471
Decrease (increase) in short and long-term lease deposits	(60)	37
Investment in available-for-sale marketable securities	(82,469)	(85,579)
Maturities of available-for-sale marketable securities	46,513	21,654

Net cash used in investing activities	$(49,722)	$(75,286)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands
	Nine months ended September 30,
	2017	2016
	Unaudited
Cash flows from financing activities:
Issuance costs related to initial public offering	$-	$(194)
Proceeds from issuance of shares upon exercise of options	3,795	1,774

Net cash provided by financing activities	3,795	1,580

Increase (decrease) in cash and cash equivalents	44,963	(15,960)
Cash and cash equivalents at the beginning of the period	104,683	106,150
Effect of exchange rate differences on cash and cash equivalents	(198)	(176)

Cash and cash equivalents at the end of the period	$149,448	$90,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies, Inc. (the "Company") and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic ("PV") module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company's products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) and (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners as applicable, to monitor and manage the solar PV systems. (iv) storage solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third-party manufacturers, to store and supply power as needed (the "StorEdge solution"). The StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions. In addition, the Company offers several communication and smart energy management solutions.

The Company and its subsidiaries sell their products worldwide directly to large solar installers and engineering, procurement and construction firms ("EPCs"), as well as through large distributors and electrical equipment wholesalers to smaller solar installers.

b.	Recent accounting pronouncements:

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of ASU 2015-11 is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 during the first quarter of 2017, which did not have a material impact on our results of operations, cash flows or financial position.

In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting."  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard will not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on identifying performance obligations. The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the new standard effective January 1, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. We are in the process of finalizing our analysis of the impact this guidance will have on our consolidated financial statements, related disclosures, and our internal controls over financial reporting.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

c.
The significant accounting policies applied in the Company's audited 2016 consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-KT for transition period from July 1, 2016 to December 31, 2016 (the "2016 Form 10-KT") are applied consistently in these financial statements.

d.	Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, "Interim Financial Statements" and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the "SEC"). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

In management's opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations and cash flows. The Company's interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-KT for transition period from July 1, 2016 to December 31, 2016 filed with the SEC on February 21, 2017. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the transition period from July 1, 2016 to December 31, 2016 included in the 2016 Form 10-KT.

e.
The Company depends on two contract manufacturers and several limited or single source component suppliers. Currently, the Company has entered into an agreement with a third manufacturer and is in the process of transitioning manufacturing from one manufacturer to another. During this transition period the Company mainly relies on one contract manufacturer. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

These vendors collectively account for 43.3% and 61.0% of the Company's total trade payables as of September 30, 2017 (unaudited) and December 31, 2016, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of September 30, 2017 (unaudited), a total of $3,393 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

f.	Derivative financial instruments:

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekel ("NIS"), during the nine months ended September 30, 2017, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to six months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of September 30, 2017 (unaudited), the Company entered into forward contracts and put and call options to sell U.S. dollars for Euros in the amount of 1.5 million Euro and 4.5 million Euro, respectively. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

The fair value of the Company's outstanding derivative instruments is as follows:

	Balance as of September 30,	Balance as of December 31,
	2017	2016
	(unaudited)
Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$1	$-
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	-	19

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	(301)	-
Foreign exchange forward contracts	(107)	-

Total	$(407)	$19

The Company recorded the fair value of derivative assets and liabilities, net in "Accrued expenses and other accounts payable" and "Prepaid expenses and other accounts receivable" on the Company's consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The net increase in unrealized gains (losses) recognized in "accumulated other comprehensive income (loss)" on derivatives, net of tax effect, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$-	$320	$975	$655

 The net gains reclassified from "accumulated other comprehensive income (loss)" into the company's consolidated statements of income, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$-	$254	$994	$421

The Company recorded in the financial income, net, a net loss related to derivatives not qualified as hedging instruments of $492 and $170 during the three months ended September 30, 2017 (unaudited)  and 2016 (unaudited), respectively and $1,164 and $245 during the nine months ended September 30, 2017 (unaudited)  and 2016 (unaudited), respectively.

g.	Accumulated other comprehensive income:

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended September 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(103)	$-	$(264)	$(367)
Other comprehensive income (loss) before reclassifications	54	-	16	70

Ending balance	$(49)	$-	$(248)	$(297)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the nine months ended September 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$(324)
Other comprehensive income (loss) before reclassifications	87	975	(41)	1,021
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(994)	-	(994)
Net current period other comprehensive income (loss)	87	(19)	(41)	27

Ending balance	$(49)	$-	$(248)	$(297)

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

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the nine months ended September 30, 2016 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(81)	$75	$(287)	$(293)
Other comprehensive income (loss) before reclassifications	45	655	133	833
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(421)	-	(420)
Net current period other comprehensive income (loss)	46	234	133	413

Ending balance	$(35)	$309	$(154)	$120

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Three months ended September 30,
	2017	2016
	(unaudited)
Unrealized gains on cash flow hedges, net	$-	$32	Cost of revenues
	-	152	Research and development, net
	-	39	Sales and marketing
	-	31	General and administrative

	-	254	Total, before income taxes

	-	-	Taxes on income (benefit)

	$-	$254	Total, net of income taxes

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Nine months ended September 30,
	2017	2016
	(unaudited)
Unrealized gains on cash flow hedges, net	$-	$(1)	Financial income
	166	62	Cost of revenues
	570	267	Research and development, net
	151	72	Sales and marketing
	153	53	General and administrative

	1,040	453	Total, before income taxes

	(46)	(33)	Taxes on income (benefit)

	$994	$420	Total, net of income taxes

NOTE 2:-	INVENTORIES

	September 30, 2017	December 31, 2016
	(unaudited)

Raw materials	$18,476	$10,053
Finished goods	43,880	57,310

	$62,356	$67,363

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company's product warranty liability for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended September 30,
	2017	2016
	(unaudited)

Balance, at beginning of period	$58,375	$40,894
Additions and adjustments to cost of revenues	23,758	24,441
Usage and current warranty expenses	(10,566)	(8,927)

Balance, at end of period	71,567	56,408
Less current portion	(12,942)	(15,103)

Long term portion	$58,625	$41,305

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company applies ASC 820 ("Fair Value Measurements and Disclosures"), with respect to fair value measurements of all financial assets and liabilities.

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

The following table sets forth the Company's assets and liabilities that were measured at fair value as of September 30, 2017 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market mutual funds	$11,669	$11,669	-	-

Foreign exchange option contracts not designated as hedging instruments	$1	-	$1	-

Short-term marketable securities:
Corporate bonds	$74,743	-	$74,743	-
Governmental bonds	$6,745	-	$6,745	-

Long-term marketable securities:
Corporate bonds	$66,256	-	$66,256	-
Governmental bonds	$6,095	-	$6,095	-

Liabilities:
Foreign exchange option contracts not designated as hedging instruments	$(301)	-	$(301)	-
Foreign exchange forward contracts not designated as hedging instruments	$(107)	-	$(107)	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth the Company's assets that were measured at fair value as of December 31, 2016 by level within the fair value hierarchy:

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

In addition to the assets and liabilities described above, the Company's financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on September 30, 2017 due to the short-term maturity of these instruments.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2017 (unaudited), contingent liabilities exist regarding guarantees in the amount of $1,134, $57 and $181 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

b.	Royalty and Governmental commitments:

The Company's Israeli subsidiary receives research and development grants from the Israel Innovation Authority (the IIA). In consideration for the research and development grants received from the IIA, the Company has undertaken to pay royalties as a percentage of revenues from products developed from research and development projects financed. If the Company will not generate sales of products developed with funds provided by the IIA, the Company is not obligated to pay royalties or repay the grants.

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

As of September 30, 2017 (unaudited), the Company redeemed all obligations and no provision was recorded.

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

As of September 30, 2017 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $158,018 out of which the Company already recorded a provision for loss in the amount of $1,086.

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

NOTE 6:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(unaudited)		(unaudited)

Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	42,862,712	41,259,391

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

b.	Stock Incentive plans:

The Company's 2007 Global Incentive Plan (the "2007 Plan") was adopted by the board of directors on August 30, 2007. On March 31, 2015, once the Company completed its Initial Public Offering ("IPO"), the 2007 Plan has been terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company's 2015 Global Incentive Plan (the "2015 Plan") and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of September 30, 2017 (unaudited), a total of 5,890,087 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the "Share Reserve").

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

As of September 30, 2017 (unaudited), an aggregate of 2,583,240 shares of common stock are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

c.	Options granted to employees and members of the board of directors:

 A summary of the activity in the share options granted to employees and members of the board of directors for the nine months ended September 30, 2017 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2016	4,864,469	5.05	6.24	$39,585
Granted	445,680	14.64
Exercised	(1,077,256)	2.48
Forfeited or expired	(8,919)	5.18
Outstanding as of September 30, 2017	4,223,974	6.72	6.33	$92,201

Vested and expected to vest as of September 30, 2017	4,123,214	6.63	6.30	$90,365

Exercisable as of September 30, 2017	2,889,086	4.79	5.54	$68,653

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company's common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the nine months ended on September 30, 2017 (unaudited) was $22,678.

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended September 30, 2017 (unaudited) was $7.94.

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the nine months ended September 30, 2017 (unaudited) is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2016	1,515,018	$19.74
Granted	628,210	16.39
Vested	(403,668)	20.59
Forfeited	(91,779)	17.86
Unvested as of September 30, 2017	1,647,781	$18.27

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

e.          Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of September 30, 2017 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	September 30,	Exercise	September 30,	Exercisable
Date	2017	price	2017	Through
July 31, 2008	33,333	$0.87	33,333	July 31, 2018
October 24, 2012	2,000	2.46	2,000	October 24, 2022
January 23, 2013	3,333	3.03	3,333	January 23, 2023
January 27, 2014	1,228	3.51	506	January 27, 2024
May 1, 2014	2,000	3.51	1,750	May 1, 2024
September 17, 2014	6,498	3.96	5,040	September 17, 2024
October 29, 2014	3,335	5.01	557	October 29, 2024
August 19, 2015	12,167	0.00	-
November 8, 2015	1,709	0.00	-
April 18, 2016	1,459	0.00	-
July 11, 2016	1,667	0.00	-
September 21, 2016	4,000	15.34	1,000	September 21, 2026
September 21, 2016	5,250	0.00	-
March 15, 2017	7,500	0.00	-
March 15, 2017	8,000	13.70	500	March 15, 2027
March 27, 2017	4,000	$0.00	-

	97,479		48,019

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50.

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the nine months ended September 30, 2017 (unaudited) and 2016 (unaudited) in the amounts $582 and $195, respectively.

f.	Employee Stock Purchase Plan ("ESPP"):

The Company adopted an Employee Stock Purchase Plan (the "ESPP") effective upon the consummation of the IPO. As of September 30, 2017 (unaudited), a total of 1,301,154 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company's board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of September 30, 2017 (unaudited), 185,173 common stock shares had been purchased under the ESPP.

As of September 30, 2017 (unaudited), 1,115,981 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees and ESPP in the condensed consolidated statement of operations for the three and nine months ended on September 30, 2017 (unaudited) and 2016 (unaudited), as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Cost of revenues	$538	$384	$1,548	$940
Research and development	1,423	927	3,908	2,398
Selling and marketing	1,439	850	3,673	2,422
General and administrative	1,137	939	3,054	2,372

Total stock-based compensation expense	$4,537	$3,100	$12,183	$8,132

As of September 30, 2017 (unaudited), there was a total unrecognized compensation expense of $37,860 related to non‑vested equity‑based compensation arrangements granted under the Company's Plans. These expenses are expected to be recognized during the period from October 1, 2017 through August 31, 2021.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 235,845 for the three months ended September 30, 2016 (unaudited).
No shares related to the outstanding stock options, were excluded from the calculation of diluted net earnings per share for the three months ended September 30, 2017 (unaudited).

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 263,355 and 87,281 for the nine months ended September 30, 2017 (unaudited) and 2016 (unaudited), respectively.

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator:
Net income	27,971	15,616	64,670	53,688

Denominator:
Shares used in computing net earnings per share of common stock, basic	42,433,648	40,926,887	41,831,400	40,691,402
Effect of stock-based awards	3,697,908	3,068,340	3,106,127	3,657,059
Shares used in computing net earnings per share of common stock, diluted	46,131,556	43,995,227	44,937,527	44,348,461

Basic net income per share	$0.66	$0.38	$1.55	$1.32
Diluted net income per share	$0.61	$0.35	$1.44	$1.21

NOTE 8:-        INCOME TAXES

a.	Corporate tax in Israel:

On May 28, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with certain criteria is entitled to lower corporate tax rates. The Company expects that its operations in Israel will comply with the criteria of the Preferred Technological Enterprise regime. Therefore, the Company will utilize the tax benefits under this regime after the end of the utilization of the current zero corporate tax rate benefit period under its Approved and Beneficiary Enterprise status. Under the new legislation, the Company's taxable income will be subject to a corporate tax rate of 12%.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-        INCOME TAXES (Cont.)

b.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Current year taxes	$878	$835	$2,906	$1,741
Deferred tax income and others	(787)	2,179	(3,390)	2,326

Taxes on income (tax benefit)	$91	$3,014	$(484)	$4,067

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets in respect of:

Research and Development carryforward expenses- temporary differences	$2,934	$908
Stock based compensation	1,528	1,039
Other reserves	1,360	868

Net deferred tax assets	$5,822	$2,815

During fiscal year 2016, the Company determined that the positive evidence outweighs the negative evidence for deferred tax assets and concluded that these deferred tax assets are realizable on a "more likely than not" basis. This determination was mainly due to expected future results of positive operations and earnings history.

d.	Uncertain tax positions:

The Company recognized a total liability for uncertain tax positions in the amount of $471 as of September 30, 2017.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three month period ended September 30, 2017 (unaudited), the Company had two major customers that accounted for 21.60% of its consolidated revenues. For the three month period ended September 30, 2016 (unaudited) the Company had one major customer that accounted for 12.38% of its consolidated revenues.

For the nine month period ended September 30, 2017 (unaudited) and 2016 (unaudited), the Company had one major customer that accounted for 12.48% and 12.40% of its consolidated revenues, respectively.

b.
As of September 30, 2017, (unaudited) two customers accounted for approximately 31.19% and as of December 31, 2016, one customer accounted for approximately 20.15%, of the Company's net accounts receivable, respectively.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our limited history of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on‑grid solar electricity applications;

•
Regulatory uncertainty in the U.S.  and in other regions in which we sell our products,with respect to the clean energy sector (including the solar energy sector in particular), including but not limited to, uncertainties arising out of the U.S withdrawal from the Paris Climate Accord and potential changes in trade policies between the United States and China;

•	changes in, or uncertainty with respect to, import tariffs imposed by the U.S. on certain non-U.S. manufacturers with respect to imported solar cells and modules;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar PV system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

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

Except as required by law, we assume no obligation to update these forward looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

Overview

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar photovoltaic (“PV”) system. Our direct current (“DC”) optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Supporting increased PV proliferation, our system consists of power optimizers, inverters, communication and smart energy management solutions, and a cloud-based monitoring platform. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.  We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

Our revenues for the three months ended September 30, 2017 and 2016 were $166.6 million and $128.5 million, respectively. Gross margin was 34.9% and 32.6% for the three months ended September 30, 2017 and 2016, respectively. Net income was $28.0 million and $15.6 million for the three months ended September 30, 2017 and 2016, respectively.

Our revenues for the nine months ended September 30, 2017 and 2016 were $417.7 million and $378.4 million, respectively. Gross margin was 34.4% and 32.2% for the nine months ended September 30, 2017 and 2016, respectively. Net income was $64.7 million and $53.7 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, we have shipped approximately 20.6 million power optimizers and 856,000 inverters. Approximately 492,000  installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of September 30, 2017, we have shipped approximately 5.9 GW of our DC optimized inverter systems. Our products are sold in approximately 47 countries, and are installed in solar PV systems in more than 120 countries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Inverters shipped	89,737	63,360	222,518	173,674
Power optimizers shipped	2,041,115	1,645,708	5,285,272	4,550,570
Megawatts shipped (1)	676	466	1,695	1,310

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenues	$166,552	$128,484	$417,705	$378,441
Cost of revenues	108,498	86,609	273,909	256,719
Gross profit	58,054	41,875	143,796	121,722
Operating expenses:
Research and development, net	14,363	9,935	38,546	27,876
Sales and marketing	13,217	10,036	35,953	27,792
General and administrative	5,078	3,664	12,782	10,191
Total operating expenses	32,658	23,635	87,281	65,859
Operating income	25,396	18,240	56,515	55,863
Financial income, net	2,666	390	7,671	1,892
Income before taxes on income	28,062	18,630	64,186	57,755
Taxes on income (tax benefit)	91	3,014	(484)	4,067
Net income	$27,971	$15,616	$64,670	$53,688

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Revenues	$166,552	$128,484	$38,068	29.6%

Revenues increased by $38.1 million, or 29.6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to an increase in the number of units sold outside of the U.S. Specifically, non-U.S. revenues comprised 51% of our revenues in the three months ended September 30, 2017 as compared to 33% in the three months ended September 30, 2016, with significant growth in revenues coming from Germany and the Netherlands as well as from non-U.S. markets outside of Europe The number of power optimizers sold increased by approximately 0.4 million units, or 24.8%, from approximately 1.6 million units in the three months ended September 30, 2016 to approximately 2.0 million units in the three months ended September 30, 2017. The number of inverters sold increased by approximately 23,800 units, or 37.2%, from approximately 64,000 units in the three months ended September 30, 2016 to approximately 87,800 units in the three months ended September 30, 2017. Our blended average selling price per watt for units shipped decreased by $0.02, or 7.3%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to: (i) an increase in sales of commercial products that are characterized by lower average selling prices per watt; (ii) price erosion in the overall inverter market; and (iii) a change in our customer mix, which includes a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Cost of revenues	$108,498	$86,609	$21,889	25.3%
Gross profit	$58,054	$41,875	$16,179	38.6%

Cost of revenues increased by $21.9 million, or 25.3%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to: (i) an increase in the volume of products sold; (ii) increased warranty expenses and warranty accruals of $1.9 million associated with the rapid increase in our install base; (iii) increased  shipment and logistical costs of $3.9 million attributed, in part to the growth in volumes shipped, and to an increase in air shipments caused by  industry wide component shortages; (iv) increased personnel-related costs of $2.2 million connected to the expansion of our operations and increased support headcount which is growing in parallel with our growing install base worldwide. Gross profit as a percentage of revenue increased from 32.6%, in the three months ended September 30, 2016, to 34.9%, in the three months ended September 30, 2017, primarily due to reductions in per unit production costs that exceeded price erosion of our products, increased efficiency in our supply chain and general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Research and development, net	$14,363	$9,935	$4,428	44.6%

Research and development, net increased by $4.4 million, or 44.6%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in personnel-related costs of $3.0 million resulting from an increase in our research and development headcount and salary adjustments. The increase in headcount reflects our continued investment in enhancing our existing products as well as activities associated with bringing new products to market. The increase is also attributed to: the use of external consultants; overhead costs; deprecation expenses; and materials consumption, which increased by $0.5 million, $0.4 million, $0.3 million and $0.2 million, respectively, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Sales and Marketing

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Sales and marketing	$13,217	$10,036	$3,181	31.7%

Sales and marketing expenses increased by $3.2 million, or 31.7%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in personnel-related costs of $2.4 million related to an increase in headcount associated with supporting our sales in the U.S., Europe and Asia, as well as salary increases. In addition, expenses related to trade shows and marketing activities; other overhead costs and travel expenses; and expenses related to external consultants and sub-contractors, increased by $0.4 million, $0.3 million and $0.1 million, respectively, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

General and Administrative

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
General and administrative	$5,078	$3,664	$1,414	38.6%

General and administrative expenses increased by $1.4 million, or 38.6%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in personnel-related costs of $0.8 million related to: (i) higher headcount in the legal, finance, human resources, and information system department functions required for a fast-growing public company; and (ii) increased expenses related to equity-based compensation. In addition, legal expenses increased by $0.8 million mainly due to legal proceedings initiated by us during the third quarter. This increase was offset by a decrease in costs related to the accrual of doubtful debts in the amount of $0.2 million in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

  Financial income (expenses), net

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Financial income, net	$2,666	$390	$2,276	583.6%

Financial income increased by $2.3 million, or 583.6%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase of $2.3 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the US Dollar in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. In addition, financial income increased by $0.3 million due to an increase in interest income, net of accretion (amortization) of discount (premium) on marketable securities in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. These increases in financial income were offset by an increase of $0.3 million in costs related to hedging transactions in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

 Taxes on Income

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Taxes on income	$91	$3,014	$(2,923)	(97.0)%

Taxes on income decreased by $2.9 million in the three months ended September 30, 2017, as compared to  the three months ended September 30, 2016, primarily due to an increase of $3.1 million in deferred tax assets in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This was offset by an increase of $0.2 million in current tax expenses in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Net Income

	Three Months Ended September 30,		Three Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Net income	$27,971	$15,616	$12,355	79.1%

As a result of the factors discussed above, net income increased by $12.4 million, or 79.1%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Revenues	$417,705	$378,441	$39,264	10.4%

Revenues increased by $39.3 million, or 10.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to an increase in the number of units sold primarily outside of the U.S. Specifically, revenues generated from outside the United States comprised 45.3% of our revenues for the nine months ended September 30, 2017, as compared to 34.2% for the nine months ended September 30, 2016.

The number of power optimizers sold increased by approximately 0.6 million units, or 13.9%, from approximately 4.6 million units in the nine months ended September 30, 2016, to approximately 5.2 million units in the nine months ended September 30, 2017. The number of inverters sold increased by approximately 40,900 units, or 23.2%, from approximately 176,400 units in the nine months ended September 30, 2016 to approximately 217,300 units in the nine months ended September 30, 2017. Our blended average selling price per watt for units shipped decreased by $0.03, or 10.5%, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to: (i) increased volumes of commercial products that are characterized by lower average selling prices per watt; (ii) decreased prices in the overall inverter market; and (iii) a change in our customer mix, which included a higher portion of sales to large customers to whom we provide volume discounts.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Cost of revenues	$273,909	$256,719	$17,190	6.7%
Gross profit	$143,796	$121,722	$22,074	18.1%

Cost of revenues increased by $17.2 million, or 6.7%, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to (i) an increase in the volume of products sold ; (ii) an increase in shipment and logistical costs of $4.1 million attributed, in part to the growth in volumes shipped, and to an increase in the portion of air shipments used as a result of an industry wide component shortage; and (iii) an increase in personnel-related costs of $6.1 million due to the expansion of our operations and increased support headcount which is growing in parallel with our growing install base worldwide. Gross profit as a percentage of revenue increased from 32.2% in the nine months ended September 30, 2016, to 34.4% in the nine months ended September 30, 2017, primarily due to: (i) cost reductions in per unit product costs which exceeded price erosions of our products; (ii) increased efficiency in our supply chain due to our increased volumes; (iii) lower costs associated with our warranty and warranty provisions; and (iv) general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Research and development, net	$38,546	$27,876	$10,670	38.3%

Research and development, net increased by $10.7 million, or 38.3%, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in personnel-related costs of $7.5 million triggered by increased headcount. The increase in headcount reflects our continued investment in enhancing our existing products as well as development associated with bringing new products to market. In addition, use of contractors and subcontractors; depreciation of lab equipment; other directly related overhead and travels costs; and material consumption, increased by $1.2 million, $0.8 million, $0.7 million and $0.5 million, respectively, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Sales and Marketing

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Sales and marketing	$35,953	$27,792	$8,161	29.4%

Sales and marketing expenses increased by $8.2 million, or 29.4%, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in personnel-related costs of $6.2 million resulting from an increase in headcount supporting our growth in the U.S., Europe and Asia. In addition, expenses related to the use of contractors and subcontractors; trade shows and marketing activities; expenses associated with our worldwide sales offices; other directly related overhead  and travel expenses; and depreciation, increased by $0.7 million, $0.6 million, $0.4 million $0.2 million and $0.1 million, respectively, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

General and Administrative

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
General and administrative	$12,782	$10,191	$2,591	25.4%

General and administrative expenses increased by $2.6 million, or 25.4%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to an increase in personnel-related costs of $1.5 million related to (i) higher headcount in the legal, finance, human resources, and information technology department functions required for a fast-growing public company and (ii) increased expenses related to equity-based compensation, changes in management compensation and growth in vacation accruals, which resulted from changes in compensation packages of employees. In addition, costs related to use of contractors and subcontractors increased by $0.6 million due to a legal proceeding initiated by us and accrual for a doubtful account increased by $0.5 million,  in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Financial Income (Expenses), Net

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Financial income, net	$7,671	$1,892	$5,779	305.4%

Financial income increased by $5.8 million, or 305.4%, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase of $5.9 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar in the nine months ended September 30, 2017, as compared to the three months ended September 30, 2016. In addition, financial income increased by $0.8 due to an increase in interest income, net of accretion (amortization) of discount (premium) on marketable securities in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. These increases in financial income were offset by an increase of $0.9 million in costs related to hedging transactions in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

 Taxes on Income (Tax Benefit)

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Taxes on income (tax benefit)	$(484)	$4,067	$(4,551)	N/A

Tax benefits amounted to $0.5 million in the nine months ended September 30, 2017, as compared to taxes on income of $4.1 million in the nine months ended September 30, 2016, primarily due to an increase of $5.4 million in deferred tax assets in the nine months ended September 30, 2017 and a $0.3 million of tax credit related to previous years’ activity. This was offset by an increase of $1.1 million in taxes on income during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Net Income

	Nine Months Ended September 30,		Nine Months Ended September 30, 2016 to 2017
	2017	2016	Change
	(In thousands)
Net income	$64,670	$53,688	$10,982	20.5%

As a result of the factors discussed above, net income increased by $11.0 million, or 20.5% in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by operating activities	$33,599	$24,369	$90,890	$57,746
Net cash provided by (used in) investing activities	649	(8,486)	(49,722)	(75,286)
Net cash provided by financing activities	1,672	273	3,795	1,580
Increase (decrease) in cash and cash equivalents	$35,920	$16,156	$44,963	$(15,960)

As of September 30, 2017, our cash and cash equivalents were $149.4 million. This amount does not include $153.8 million invested in available-for-sale marketable securities and $1.4 million of restricted cash (primarily held to secure bank guarantees securing certain office lease obligations). We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the nine months ended September 30, 2017, cash provided by operating activities was $90.9 million, derived mainly from a net income of $64.7 million, $15.4 million of non-cash expenses, an increase of $16.0 million in trade payables and other accounts payable, $13.2 million in warranty obligations, $9.7 million of deferred revenues, $4.5 million in accruals for employees and a decrease of  $5.0 million in inventories. The cash from operating activities was offset by an increase of $20.2 million in trade receivables, net and $17.4 million in prepaid expenses and other receivables.

For the nine months ended September 30, 2016, cash used in operating activities was $57.7 million derived mainly from a net income of $53.7 million, $14.8 million of non-cash expenses, a decrease of $19.2 million in inventories, $8.2 million in prepaid expenses and other receivables, and an increase of  $15.5 million in warranty obligations and $5.1 million in deferred revenues. The cash from operating activities was offset by an increase of $38.1 million in trade receivables and a deacrese of $19.7 million in trade payables and other accounts payable and $1.0 million in accruals for employees.

Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $49.7 million, of which $82.5 million was invested in available-for-sale marketable securities, $13.2 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.5 million was related to an increase in restricted cash and a short and long-term lease deposit. This was offset by $46.5 million from the maturities of available-for-sale marketable securities.

During the nine months ended September 30, 2016, net cash used in investing activities was $75.3 million, of which $85.6 million was invested in available-for-sale marketable securities and $13.9 million related to capital investments in laboratory equipment, end of line testing equipment, manufacturing tools and leasehold improvements. This was offset by $21.7 million from the maturities of available-for-sale marketable securities and a decrease of $2.5 million in restricted cash.

 Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $3.8 million, all attributed to cash received from the exercise of employee and non-employee stock options.

For the nine months ended September 30, 2016, net cash provided by financing activities was $1.6 million, of which $1.8 million was related to cash received from the exercise of employee and non-employee stock options, offset by $0.2 million attributed to issuance costs related to our initial public offering.

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

Foreign Currency Exchange Risk

Approximately 40.3% and 26.1% of our revenues for the nine months ended September 30, 2017 and 2016, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2017, between the Euro and the U.S. Dollar would increase or decrease our net income by $14.0 million for the nine months ended September 30, 2017. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2017, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $5.1 million for the nine months ended September 30, 2017.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances denominated in Euros expected to be paid within three months. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. We do not use derivative financial instruments for speculative or trading purposes.

We had cash and cash equivalents of $149.5 million and available-for-sale marketable securities with an estimated fair value of $153.8 million on September 30, 2017, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2017, two major customers accounted for approximately 31.2% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

ITEM 4          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company). It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A          RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-KT for the year ended December 31, 2016 other than the supplemental risk factors set forth below:

We rely on a limited number of contract manufacturers and, for a period of time, will rely on one contract manufacturer for some manufacturing.

We depend on two contract manufacturers and several limited or single source component suppliers; we have recently entered into an agreement with a new contract manufacturer and are in the process of ramping up manufacturing with this new manufacturer. During this ramp up period we will be relying on one contract manufacturer. Any change in our relationship with our contract manufacturers or changes to contractual terms of our agreements with the contract manufacturers could adversely affect our financial condition and results of operations.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

On October 31, 2017, the U.S. International Trade Commission (“ITC”) announced its intended recommendations with respect to regulation of the U.S. solar industry, including the imposition of import tariffs of up to 35% on solar cells and modules imported into the U.S. from certain countries.  Once a formal recommendation has been delivered to President Trump, he will have up to 60 days to determine what action to take with respect to such recommendations.  He may adopt the recommendations or do nothing at all.  In addition, certain solar companies have filed a petititon with the ITC under Section 201 of the U.S. Trade Act of 1974, which petititon seeks various remedies including the imposition of import tariffs on solar cells and modules that are substantially higher than the tariffs recommended by the ITC, as well as certain restrictions on the import of solar cells and modules.  Significant uncertainty currently exists with respect to these matters, including uncertainty about the nature and timing of any changes and what countries may be affected.  An adverse determination by the ITC or the imposition of remedies with respect to the Section 201 action could result in a wide range of impacts to the U.S. solar industry and the global manufacturing market.  Tariffs or similar taxes or duties, or other remedies that may be imposed, could materially increase the price of solar systems in the U.S. or harm the industry generally, thereby making the use of solar less economically feasible and decreasing demand for our products.  These outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.

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

Date: November 8, 2017	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: November 8, 2017	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)