Form 10-Q
period 2018-03-31
SolarEdge Technologies Inc
filed 2018-05-10
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

 Yes ☐          No  ☒

As of  May 1, 2018, there were 45,010,758 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2018
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2018	2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$229,219	$163,163
Restricted cash	1,766	1,516
Marketable securities	81,229	77,264
Trade receivables, net	127,479	109,528
Prepaid expenses and other accounts receivable	33,156	42,223
Inventories	98,363	82,992

Total current assets	571,212	476,686

LONG-TERM ASSETS:
Marketable securities	88,554	103,120
Property, equipment and intangible assets, net	61,161	52,297
Prepaid expenses and lease deposits	787	862
Deferred tax assets, net	9,847	8,340

Total long term assets	160,349	164,619

Total assets	$731,561	$641,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)
	March 31,	December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$83,091	$69,488
Employees and payroll accruals	29,733	22,544
Warranty obligations	16,605	14,785
Deferred revenues	3,010	2,559
Accrued expenses and other accounts payable	26,170	20,378

Total current liabilities	158,609	129,754

LONG-TERM LIABILITIES:
Warranty obligations	71,590	64,026
Deferred revenues	41,866	31,453
Lease incentive obligation	1,690	1,765
Non-current tax liabilities	17,595	16,840

Total long-term liabilities	132,741	114,084

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2018 (unaudited) and December 31, 2017; issued and outstanding: 44,897,108 and 43,812,601 shares as of March 31, 2018 (unaudited) and December 31, 2017, respectively	4	4
Additional paid-in capital	343,356	331,902
Accumulated other comprehensive loss	(1,135)	(611)
Retained earnings	97,986	66,172

Total stockholders’ equity	440,211	397,467

Total liabilities and stockholders’ equity	$731,561	$641,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2018	2017
	Unaudited

Revenues	$209,871	$115,054
Cost of revenues	130,274	76,378

Gross profit	79,597	38,676

Operating expenses:

Research and development	17,875	11,458
Sales and marketing	16,205	10,775
General and administrative	4,689	4,439

Total operating expenses	38,769	26,672

Operating income	40,828	12,004

Financial income, net	584	1,410

Other expenses	64	-

Income before taxes on income	41,348	13,414

Taxes on income (tax benefit)	5,662	(761)

Net income	$35,686	$14,175

Net basic earnings per share of common stock	$0.81	$0.34

Net diluted earnings per share of common stock	$0.75	$0.32

Weighted average number of shares used in computing net basic earnings per share of common stock	44,231,679	41,348,225

Weighted average number of shares used in computing net diluted earnings per share of common stock	47,673,522	43,837,505

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2018	2017
	Unaudited

Net income	$35,686	$14,175

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax expense (benefit)	(510)	28
Net change	(510)	28

Cash flow hedges:
Changes in unrealized gains, net of tax expense	-	909
Reclassification adjustments for gains and losses, net of tax expense included in net income	-	(395)
Net change	-	514

Foreign currency translation adjustments, net	(14)	(243)

Total other comprehensive income (loss)	(524)	299

Comprehensive income	$35,162	$14,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited
Cash flows provided by operating activities:
Net income	$35,686	$14,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangible assets	2,430	1,520
Amortization of premiums on available-for-sale marketable securities	778	383
Stock-based compensation	6,849	3,612
Deferred tax assets, net	(1,321)	(1,333)
Loss on disposals of fixed assets	64	-

Changes in assets and liabilities:
Inventories	(15,348)	6,453
Prepaid expenses and other accounts receivable	9,210	(4,583)
Trade receivables, net	(17,935)	(8,070)
Trade payables, net	13,595	9,734
Employees and payroll accruals	7,153	(1,272)
Warranty obligations	9,384	2,750
Deferred revenues	6,981	2,060
Accrued expenses and other accounts payable	6,527	311
Lease incentive obligation	(74)	(74)

Net cash provided by operating activities	63,979	25,666

Cash flows used in investing activities:
Purchase of property and equipment	(11,325)	(1,872)
Increase in short and long-term lease deposits	-	(66)
Investment in available-for-sale marketable securities	(25,436)	(24,070)
Maturities of available-for-sale marketable securities	34,500	15,665

Net cash used in investing activities	(2,261)	(10,343)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of shares upon exercise of options	4,605	371

Net cash provided by financing activities	4,605	371

Net increase in cash, cash equivalents and restricted cash	66,323	15,694
Cash, cash equivalents and restricted cash at the beginning of the period	164,679	105,580
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(17)	(350)

Cash, cash equivalents and restricted cash at the end of the period	$230,985	$120,924

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy output from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC); (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners as applicable, to monitor and manage the solar PV systems; and (iv) a storage solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third-party manufacturers, to store and supply power as needed (the “StorEdge solution”). The StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions.  In addition, the Company offers several communication and smart energy management solutions.

The Company and its subsidiaries sell their products worldwide through large distributors and electrical equipment wholesalers to smaller solar installers, as well as directly to large solar installers and engineering, procurement and construction firms (“EPCs”).

b.	New accounting pronouncements not yet effective:

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

c.	Recently issued and adopted pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts with customers. The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method.).  The Company adopted the new standard, effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. See “Revenue Recognition” below for further details.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 during the first quarter of 2018. The adoption of this new guidance had no impact on the Company’s condensed consolidated balance sheets, statements of income and cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company adopted ASU 2016-16 during the first quarter of 2018. The adoption of this new guidance had no impact on the Company’s condensed consolidated balance sheets, statements of income and cash flows.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018. The adoption of this new guidance had no material impact on the Company’s condensed consolidated balance sheets, statements of income and cash flows.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting."  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of this new guidance had no impact on the Company’s condensed consolidated balance sheets, statements of income and cash flows.

Revenue Recognition:

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), effective on January 1, 2018. As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below.

The Company and its subsidiaries generate their revenues mainly from the sale of power optimizers, inverters and cloud-based monitoring services to distributors, installers and PV module manufacturers.

The Company applies the provisions of ASC 606, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle that transfer of control to the Company’s customers should be depicted in an amount reflecting the consideration the Company expects to receive in revenue. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

(1)	Identify the contract with a customer

A contract is an agreement between two or more parties that creates enforceable rights and obligations. In evaluating  the contract, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration. Deferred revenues or allowance for doubtful debt is recorded based on the Company’s analysis.

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

(2)	Identify the performance obligations in the contract

At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations.
The main performance obligations are the provisions of the following:
•	Power optimizers
•	Inverters
•	Storage solution
•	Cloud based monitoring services
•	Extended warranty services
•	Communication services

(3)	Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties.

Generally, the Company does not provide price protection, stock rotation, and/or right of return. The Company determines the transaction price for all satisfied and unsatisfied performance obligations identified in the contract from contract inception to the beginning of the earliest period presented.

Rebates or discounts on goods or services are accounted for as variable consideration. The rebate or discount program is applied retrospectively for future purchases. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

When a contract provides the customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists.

The performance obligations that extend for a period greater than one year are those that include a financial component: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) other communication services.

(4)	Allocate the transaction price to the performance obligations in the contract

The Company performs an allocation of the transaction price to each separate performance obligation, in proportion to their relative standalone selling prices.

(5)	Recognize revenue when a performance obligation is satisfied

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control either transfers over time or at a point in time, which affects when revenue is recorded.

Revenues from sales of products are recognized when control is transferred (based on the agreed International Commercial terms, or “INCOTERMS”). Revenues related to warranty extension services, cloud-based monitoring, and communication services are recognized over time on a straight-line basis.

Deferred revenues consist of deferred cloud-based monitoring services, communication services, advance payments received from customers for the Company’s products, and warranty extension services, and are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

The most significant impact of the standard on the Company’s financial statements relates to advance payments received for performance obligations that extend for a period greater than one year. Applying the new standard, such performance obligations are those that include a financing component, specifically: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) other communication services.

The Company recognizes financing component expenses in its condensed consolidated statement of income in relation to advance payments for performance obligations that extend for a period greater than one year. These financing component expenses are reflected in the Company’s deferred revenues balance.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The effect of the changes made to the consolidated January 1, 2018 balance sheets following the adoption of ASC 606, Revenue - Revenue from Contracts with Customers were as follows:

	Balance as of December 31, 2017	Adjustments due following adoption of ASC 606	Balance as of January 1, 2018
Deferred Revenues – Current term	2,559	(89)	2,470
Deferred Revenues - Long term	31,453	3,961	35,414
Retained earnings	66,172	(3,872)	62,300

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated statements of income, cash flows, and balance sheets were as follows:

	March 31, 2018 (Unaudited)
	As Reported	Balances before adoption of ASC 606	Effect of change
Statements of operations
Finance Income	584	1,096	(512)
Net income	35,686	36,198	(512)

Cash flows
Net income	35,686	36,198	(512)
Changes in assets and liabilities:
Deferred revenues	6,981	6,469	512

Balance Sheets
Deferred Revenues - Current	3,010	3,205	(195)
Deferred Revenues - Long term	41,866	37,287	4,579
Retained earnings	97,986	101,858	(3,872)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

d.	Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and disclosures in footnotes that it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations, and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for the adoption of ASC 606, Revenue - Revenue from Contracts with Customers (see Note 1c).

e.
The Company depends on three contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

These vendors collectively accounted for 60.8% and 51.6% of the Company’s total trade payables as of March 31, 2018 (unaudited) and December 31, 2017, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of March 31, 2018 (unaudited), a total of $1,658 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

f.	Derivative financial instruments:

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts.

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

As of March 31, 2018 (unaudited), the Company entered into forward contracts and put and call options to sell Euros for U.S. dollars in the amount of €46.5 million. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

As of March 31, 2018 (unaudited), the Company had no derivative instruments that were designated as cash flow hedges.

The fair value of the Company’s outstanding derivative instruments is as follows:

	Balance as of March 31,	Balance as of December 31,
	2018	2017
	(unaudited)
Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$111	$221

Total	$111	$221

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$(566)	$(285)
Foreign exchange forward contracts	(488)	(116)

Total	$(1,054)	$(401)

The Company recorded the fair value of derivative assets and liabilities, net in “accrued expenses and other accounts payable” on the Company’s condensed consolidated balance sheets.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The net increase in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, net of tax effect, is as follows:

	Three months ended
	March 31,
	2018	2017
	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$-	$909

The net gains reclassified from “accumulated other comprehensive income (loss)” into income (loss), are as follows:

	Three months ended
	March 31,
	2018	2017
	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$-	$395

The Company recorded in the financial income, net, a net loss of $1,417 during the three months ended March 31, 2018 (unaudited), related to derivatives not qualified as hedging instruments. No such expenses were recorded in the three months ended March 31, 2017 (unaudited).

g.	Accumulated other comprehensive income:

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the three months ended March 31, 2018 (unaudited):

	Net unrealized losses on available-for-sale marketable securities	Net unrealized losses on foreign currency translation	Total

Beginning balance	$(433)	$(178)	$(611)
Net other comprehensive loss before reclassifications	(510)	(14)	(524)
Net current period other comprehensive loss	(510)	(14)	(524)

Ending balance	$(943)	$(192)	$(1,135)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

For the three months period, ended March 31, 2018 (unaudited), there were no amounts reclassified from accumulated other comprehensive income.

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the three months ended March 31, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$(324)
Other comprehensive income (loss) before reclassifications	28	909	(243)	694
Losses (gains) reclassified from accumulated other comprehensive loss	-	(395)	-	(395)
Net current period other comprehensive income (loss)	28	514	(243)	299

Ending balance	$(108)	$533	$(450)	$(25)

The following table provides details about reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statements of Income
Three months ended
March 31, 2017
(unaudited)

Unrealized gains on cash flow hedges, net	58	Cost of revenues
	207	Research and development
	59	Sales and marketing
	71	General and administrative

	395	Total, before income taxes

	-	Income tax expense

	395	Total, net of income taxes

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	INVENTORIES

	March 31, 2018	December 31, 2017
	(unaudited)

Raw materials	$32,345	$25,887
Finished goods	66,018	57,105

	$98,363	$82,992

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the three months ended March 31, 2018 (unaudited) and 2017 (unaudited) were as follows:

	Three months ended March 31,
	2018	2017
	(unaudited)

Balance, at beginning of period	$78,811	$58,375
Additions and adjustments to cost of revenues	13,159	5,498
Usage and current warranty expenses	(3,775)	(2,748)

Balance, at end of period	88,195	61,125
Less current portion	(16,605)	(12,895)

Long term portion	$71,590	$48,230

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2018 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	March 31, 2018	Level 1	Level 2	Level 3
	(unaudited)

Cash equivalents:
Money market mutual funds	$17,273	$17,273	-	-

Derivative instruments liability, net	$(943)	-	$(943)	-

Short-term marketable securities:
Corporate bonds	$75,241	-	$75,241	-
Governmental bonds	$5,988	-	$5,988	-

Long-term marketable securities:
Corporate bonds	$80,628	-	$80,628	-
Governmental bonds	$7,926	-	$7,926	-

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2017 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$6,163	$6,163	-	-

Derivative instruments liability, net	$(180)	-	$(180)	-

Short-term marketable securities:
Corporate bonds	$68,272	-	$68,272	-
Governmental bonds	$8,992	-	$8,992	-

Long-term marketable securities:
Corporate bonds	$95,160	-	$95,160	-
Governmental bonds	$7,960	-	$7,960	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on March 31, 2018 due to the short-term maturity of these instruments.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of March 31, 2018 (unaudited), contingent liabilities exist regarding guarantees in the amounts of $1,443, $57, and $182 related to office rent lease agreements, customs transactions, and credit card limits, respectively.

b.	Contractual purchase obligations:

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

As of March 31, 2018 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $230,308 out of which the Company already recorded a provision for loss in the amount of $2,078.

As of March 31, 2018, the Company had contractual obligations for capital expenditures totaling approximately $34,208. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

c.
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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	44,897,108	43,812,601

b.	Stock Incentive plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. On March 31, 2015, once the Company completed its Initial Public Offering (“IPO”), the 2007 Plan was terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers, and consultants of the Company and its Subsidiaries. As of March 31, 2018 (unaudited), a total of 8,080,717 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

The Share Reserve will automatically increase on January 1st of each year during the term of the 2015 Plan commencing on January 1st of the year following the year in which the 2015 Plan becomes effective in an amount equal to five percent (5%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors may determine that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than five percent (5%) of the shares of capital stock outstanding on the preceding December 31st.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

 The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000).

As of March 31, 2018 (unaudited), an aggregate of 3,540,859 shares of common stock are still available for future grant under the 2015 Plan.

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the three months ended March 31, 2018 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2017	3,524,310	7.40	6.35	106,251
Granted	180,983	38.05
Exercised	(901,398)	5.07
Forfeited or expired	(3,914)	4.37
Outstanding as of March 31, 2018	2,799,981	10.14	6.64	118,890

Vested and expected to vest as of March 31, 2018	2,722,545	10.02	6.61	115,926

Exercisable as of March 31, 2018	1,692,153	6.19	5.70	78,527

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the three months ended on March 31, 2018 (unaudited) was $38,557.

The weighted average grant date fair values of options granted to employees and executive directors during the three months ended March 31, 2018 (unaudited) was $20.83.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the three months ended March 31, 2018 (unaudited) is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2017	2,087,992	24.33
Granted	516,561	47.79
Vested	(172,584)	21.55
Forfeited	(49,383)	16.89
Unvested as of March 31, 2018	2,382,586	29.65

e.     Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of March 31, 2018 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	March 31,	Exercise	March 31,	Exercisable
Date	2018	price	2018	Through

October 24, 2012	2,000	2.46	2,000	October 24, 2022
January 27, 2014	305	3.51	27	January 27, 2024
May 1, 2014	1,205	3.51	1,205	May 1, 2024
September 17, 2014	4,005	3.96	3,484	September 17, 2024
October 29, 2014	2,279	5.01	167	October 29, 2024
August 19, 2015	8,710	0.00	-
November 8, 2015	1,189	0.00	-
April 18, 2016	1,042	0.00	-
July 11, 2016	1,334	0.00	-
September 21, 2016	2,500	15.34	-	September 21, 2026
September 21, 2016	4,375	0.00	-
March 15, 2017	6,500	0.00	-
March 15, 2017	6,500	13.70	-	March 15, 2027
March 27, 2017	4,000	0.00	-
November 20, 2017	5,626	0.00	-
January 2, 2018	6,570	0.00	-

	58,140		6,883

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the three months ended March 31, 2018 (unaudited) and 2017 (unaudited) in the amount of $529 and $ 127, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of March 31, 2018 (unaudited), a total of 1,739,280 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

The ESPP is implemented through an offering every six months. According to the ESPP, eligible employees may use up to 10% of their salaries to purchase common stock shares up to an aggregate limit of $10 per participant for every six month plan. The price of an ordinary share purchased under the ESPP is equal to 85% of the lower of the fair market value of the ordinary share on the subscription date of each offering period or on the purchase date.

 As of March 31, 2018 (unaudited), 268,377 common stock shares had been purchased under the ESPP.

 As of March 31, 2018 (unaudited), 1,470,903 common stock shares were available for future issuance under the ESPP.

 In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three months ended March 31, 2018 (unaudited) and 2017 (unaudited), as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Cost of revenues	$924	$493
Research and development	2,382	1,205
Selling and marketing	2,204	1,030
General and administrative	1,339	884

Total stock-based compensation expense	$6,849	$3,612

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

As of March 31, 2018 (unaudited), there was a total unrecognized compensation expense of $78,186 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from April 1, 2018 through May 31, 2022.

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 590,115 for the three months ended March 31, 2017 (unaudited).

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three months ended March 31, 2018 (unaudited).

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
	(unaudited)
Numerator:
Net income	35,686	14,175

Denominator:
Shares used in computing net earnings per share of common stock, basic	44,231,679	41,348,225
Effect of stock-based awards	3,441,843	2,489,280
Shares used in computing net earnings per share of common stock, diluted	47,673,522	43,837,505

Basic net income per share	$0.81	$0.34
Diluted net income per share	$0.75	$0.32

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-        INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended March 31,
	2018	2017
	Unaudited

Current period taxes	$7,001	$1,069
Deferred tax income, net and others	(1,339)	(1,830)

Taxes on income (tax benefit)	$5,662	$(761)

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)

Assets in respect of:

Research and Development carryforward expenses - temporary differences	$6,289	$5,380
Stock based compensation	1,640	1,622
Other reserves	1,918	1,338

Net deferred tax assets	$9,847	$8,340

c.	Uncertain tax positions:

As of March 31, 2018, the Company recognized a total liability for uncertain tax positions in the amount of $686.

d.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law making significant changes to U.S. income tax law. These changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings (the “E&P”) as of December 31, 2017.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-        INCOME TAXES (Cont.)

During the fourth quarter of 2017, the Company calculated its best estimate of the impact of the TCJA in its year end income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing and as a result recorded $19.2 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $0.5 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $18.7 million based on cumulative foreign earnings of $145 million. An additional provisional charge of $0.8 million was recorded in the first quarter of 2018 as a result of IRS guidance issued in January.

Additionally, the TCJA requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  GAAP allows the Company to either: (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”).  Effective the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost, as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

The Company has calculated its best estimate of the impact of the GILTI income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing, and as a result has recorded $1.6 million as an additional income tax expense in the first quarter of 2018, the period in which the legislation was effective.

The final impact of the U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the Company has made in its assessment, conclusion of the effects of the GILTI provisions, further refinement of the Company’s calculations, and additional guidance that may be issued by the U.S. government.

As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period in which the amounts are determined, not to exceed 12 months from the date of enactment of the TCJA. The Company has not completed its assessment and the tax charge remains provisional as of March 31, 2018.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three month period ended March 31, 2018 (unaudited) and 2017 (unaudited), the Company had one major customer that accounted for 20.4% and 12.7% of its condensed consolidated revenues, respectively.

b.	As of March 31, 2018 (unaudited) and as of December 31, 2017, two customers accounted for approximately 32.3% and 35.2%, respectively, of the Company’s net accounts receivables.

NOTE 10:-	SUBSEQUENT EVENTS

On May 9, 2018, the Company signed an agreement for the purchase of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd for the aggregate amount of approximately 41 million NIS, including work in process and finished goods inventory. In addition, upon closing, it is expected that the majority of the employees from the business being acquired will become employees of the Company. The Company expects to close the transaction by the end of the second quarter of 2018.

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

Overview

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Supporting increased PV proliferation, the SolarEdge system consists of power optimizers, inverters, communication and smart energy management solutions, and a cloud-based monitoring platform. SolarEdge’s solutions addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.  We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

Our revenues for the three months ended March 31, 2018 and 2017 were $209.9 million and $115.1 million, respectively. Gross margin was 37.9% and 33.6% for the three months ended March 31, 2018 and 2017, respectively. Net income was $35.7 million and $14.2 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, we have shipped approximately 25.2 million power optimizers and 1,050,000 inverters. Approximately 618,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of March 31, 2018, we have shipped approximately 7.5 GW of our DC optimized inverter systems. Our products are sold in approximately 50 countries, and are installed in solar PV systems in 125 countries.

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

	Three Months Ended March 31,
	2018	2017
Inverters shipped	99,646	57,761
Power optimizers shipped	2,475,544	1,469,677
Megawatts shipped (1)	800	455

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues	$209,871	$115,054
Cost of revenues	130,274	76,378
Gross profit	79,597	38,676
Operating expenses:
Research and development	17,875	11,458
Sales and marketing	16,205	10,775
General and administrative	4,689	4,439
Total operating expenses	38,769	26,672
Operating income	40,828	12,004
Financial income, net	584	1,410
Other expenses	64	-
Income before taxes on income	41,348	13,414
Taxes on income (tax benefit)	5,662	(761)
Net income	$35,686	$14,175

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Revenues	$209,871	$115,054	$94,817	82.4%

Revenues increased by $94.8 million, or 82.4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to an increase in the number of systems sold, with significant growth in revenues coming from US, Netherlands, Germany and Australia. Non-U.S. revenues comprised 43.4% of our revenues in the three months ended March 31, 2018 as compared to 36.4% in the three months ended March 31, 2017. The number of power optimizers sold increased by approximately 0.9 million units, or 64.4%, from approximately 1.5 million units in the three months ended March 31, 2017 to approximately 2.4 million units in the three months ended Match 31, 2018. The number of inverters sold increased by approximately 41,000 units, or 70.8%, from approximately 58,000 units in the three months ended March 31, 2017 to approximately 99,000 units in the three months ended March 31, 2018. In the three months ended March 31, 2017 and 2018, the pricing environment remained stable for our prices denominated in local currencies in the countries in which we sell. However, due to devaluation of the U.S. Dollar compared to the Euro and the Australian dollar, this positively affected our U.S. Dollar denominated average selling price (“ASP”). This phenomenon was partially offset by increased revenues from sale of commercial products that are characterized with lower ASP per watt. Overall, ASP increased by 6.0% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Cost of Revenues and Gross Profit
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Cost of revenues	$130,274	$76,378	$53,896	70.6%
Gross profit	$79,597	$38,676	$40,921	105.8%

Cost of revenues increased by $53.9 million, or 70.6%, in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to:

•	an increase in the volume of products sold;

•	increased warranty expenses and warranty accruals of $7.7 million associated with the rapid increase in our install base;

•	increased shipment and logistical costs of $6.2 million attributed, in part, to the growth in volumes shipped, and to an increase in air shipments caused by power component shortages;

•	increased personnel-related costs of $3.1 million connected to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide.

Gross profit as a percentage of revenue increased from 33.6% in the three months ended March 31, 2017 to 37.9% in the three months ended March 31, 2018, primarily due to:

•	devaluation of the U.S. Dollar against local currencies in the countries in which we sell, which increased our U.S. Dollar ASP while the manufacturing of those products is denominated in U.S. Dollars;

•	reductions in per-unit production costs that exceeded price erosion of our products;

•	increased efficiency in our supply chain;

•	lower costs associated with warranty product replacements; and

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Research and Development
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Research and development	$17,875	$11,458	$6,417	56.0%

Research and development increased by $6.4 million, or 56.0%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to:

•
an increase in personnel-related costs of $5.4 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation, resulting from an increase of our stock price. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market;

•	expenses related to consultants and sub‑contractors that increased by $0.4 million;

•	expenses related to other directly related overhead costs that increased by $0.3 million; and

•	depreciation expenses related to lab equipment that increased by $0.3 million.

Sales and Marketing
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Sales and marketing	$16,205	$10,775	$5,430	50.4%

Sales and marketing expenses increased by $5.4 million, or 50.4%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to:

•
an increase in personnel-related costs of $4.5 million as a result of an increase in headcount supporting our growth in the U.S., Europe, and Asia, as well as salary expenses associated with employee equity compensation resulting from an increase to our stock price;

•	expenses related to other overhead costs and travel that increased by $0.4 million;

•	expenses related to other sales and marketing activity that increased by $0.4 million; and

•	expenses related to external consultants and sub-contractors and depreciation expenses increased by $0.1 million.

General and Administrative
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
General and administrative	$4,689	$4,439	$250	5.6%

General and administrative expenses increased by $0.3 million, or 5.6%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to:

•
an increase in personnel-related costs of $1.3 million related to (i) higher headcount in the legal, finance, human resources, and information technology department, functions required of a fast-growing public company and (ii) increased expenses related to equity-based compensation and changes in management compensation; and

•	other overhead costs, depriciation, and travel expenses, all of which increased by $0.3 million.

These increases were offset by costs related to the accrual of doubtful debts which decreased by $1.3 million.

Financial income, net
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Financial income, net	$584	$1,410	$(826)	(58.6)%

Financial income decreased by $0.8 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to:

•	an increase of $1.4 million in costs related to hedging transactions; and

•
an increase of $0.5 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the new revenue recognition standard adoption.

The increase in these expenses was offset by:

•	an increase of $0.8 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar; and

•	an increase of $0.3 million in interest income, net of accretion (amortization) of discount (premium) on marketable securities.

Other expenses
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Other expenses	$64	$-	$64	N/A

Other expenses recorded in the three months ended March 31, 2018 are attributable to the disposal of furniture and other equipment related to the move to our call center in the U.S.

Taxes on Income (tax benefit)
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Taxes on income (tax benefit)	$5,662	$(761)	$6,423	N/A

Taxes on income were $5.7 million in the three months ended March 31, 2018 compared to tax benefits of $0.8 million in the three months ended March 31, 2017, primarily due to:

•	an increase of $3.3 million in current tax expenses in Israel triggered by the termination of the two year tax exemption in Israel which ends June 30, 2018;

•
a provision of $1.6 million for Global Intangible Low Taxed Income (“GILTI”) and an adjustment of $0.8 million related to transition tax on the mandatory deemed repatriation of cumulative foreign earnings under the U.S. Tax Cuts and Jobs Act of 2017;

•	an increase of $0.2 million in current tax expenses in other jurisdictions; and

•	a tax income related to the previous year’s tax credit of $0.5 million which was recorded in the three months ended March 31, 2017.

Net Income
	Three Months Ended March 31,		Three Months Ended March 31, 2017 to 2018
	2018	2017	Change
	(in thousands)
Net income	$35,686	$14,175	$21,511	151.8%

As a result of the factors discussed above, net income increased by $21.5 million, or 151.8%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$63,979	$25,666
Net cash used in investing activities	(2,261)	(10,343)
Net cash provided by financing activities	4,605	371
Net increase in cash, cash equivalents and restricted cash	$66,323	$15,694

As of March 31, 2018, our cash and cash equivalents were $229.2 million. This amount does not include $169.8 million invested in available-for-sale marketable securities and $1.8 million of restricted cash (primarily held to secure bank guarantees securing office lease payments). We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the three months ended March 31, 2018, cash provided by operating activities was $64.0 million, derived mainly from a net income of $35.7 million that included $8.8 million of non-cash expenses, an increase of $20.0 million in trade payables and other accounts payable, $7.2 million in accruals for employees, $9.4 million in warranty obligations, $7.0 million of deferred revenues and a decrease of $9.2 million in prepaid expenses and other receivables, which were offset by an increase of $17.9 million in trade receivables, net, and $15.4 million in inventories.

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

 Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $2.3 million, of which $25.5 million was invested in available-for-sale marketable securities and $11.3 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $34.5 million from the maturities of available-for-sale marketable securities.

During the three months ended March 31, 2017, net cash used in investing activities was $10.3 million, of which $24.1 million was invested in available-for-sale marketable securities and $1.9 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $15.7 million from the maturities of available-for-sale marketable securities.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $4.6 million, all attributed to cash received from the exercise of employee and non-employee stock options.

For the three months ended March 31, 2017, net cash provided by financing activities was $0.4 million, all attributed to cash received from the exercise of employee and non-employee stock options.

Debt Obligations

We do not have any outstanding indebtedness.

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

Foreign Currency Exchange Risk

Approximately 38.6% and 30.5% of our revenues for the three months ended March 31, 2018 and 2017, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2018, between the Euro and the U.S. Dollar would increase or decrease our net income by $5.4 million for the three months ended March 31, 2018. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2018, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $2.3 million for the three months ended March 31, 2018.

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

We had cash and cash equivalents of $229.2 million and available-for-sale marketable securities with an estimated fair value of $169.8 million on March 31, 2018, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2018, two major customers accounted for approximately 32.3% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

ITEM 4          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

Following adoption of the new revenue recognition guidance on January 1, 2018, we implemented changes to our processes related to revenue recognition and the related control activities. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

ITEM 1A       RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the supplemental risk factor set forth below:

Shortages in the supply of some components may inhibit our ability to supply timely product and/or continue to successfully reduce costs.

In 2017, we estimated that certain component shortages were expected to last until the end of the second quarter of 2018. While we placed large orders for such components in order to compensate for expected shortages, some of our major providers are still unable to fulfill our current demands and we currently expect to see continued shortages for the next six to eight quarters. While we are developing second sources and additional designs for most of our critical components, we will remain subject to some of these supply issues in the near term. In addition, and since this is a phenomenon that we see globally, the overdemand has enabled many component suppliers to unilaterally increase prices of components, placing additional pressures on our cost reduction efforts.

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

Date: May 10, 2018	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: May 10, 2018	/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)