Form 10-Q
period 2018-06-30
SolarEdge Technologies Inc
filed 2018-08-03
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Yes ☐          No ☒

As of  July 27, 2018, there were 45,498,414 shares of the registrant’s common stock, par value of $ 0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2018	2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$214,540	$163,163
Restricted cash	2,049	1,516
Marketable Securities	134,821	77,264
Trade receivables, net	118,103	109,528
Prepaid expenses and other accounts receivable	44,520	42,223
Inventories	102,014	82,992

Total current assets	616,047	476,686

LONG-TERM ASSETS:
Marketable securities	$86,144	$103,120
Property, equipment and intangible assets, net	68,532	52,297
Prepaid expenses and lease deposits	956	862
Deferred tax assets, net	11,551	8,340

Total long term assets	167,183	164,619

Total assets	$783,230	$641,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$81,610	$69,488
Employees and payroll accruals	23,510	22,544
Warranty obligations	18,964	14,785
Deferred revenues	3,407	2,559
Accrued expenses and other accounts payable	26,480	20,378

Total current liabilities	153,971	129,754

LONG-TERM LIABILITIES:
Warranty obligations	78,327	64,026
Deferred revenues	47,595	31,453
Lease incentive obligation	1,616	1,765
Non-current tax liabilities	16,830	16,840

Total long-term liabilities	144,368	114,084

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2018 (unaudited) and December 31, 2017; issued and outstanding: 45,498,414 and 43,812,601 shares as of June 30, 2018 (unaudited) and December 31, 2017, respectively	5	4
Additional paid-in capital	353,470	331,902
Accumulated other comprehensive loss	(1,138)	(611)
Retained earnings	132,554	66,172

Total stockholders’ equity	484,891	397,467

Total liabilities and stockholders’ equity	$783,230	$641,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Revenues	$227,118	$136,099	$436,989	$251,153
Cost of revenues	145,172	89,033	275,446	165,411

Gross profit	81,946	47,066	161,543	85,742

Operating expenses:

Research and development	19,551	12,725	37,426	24,183
Sales and marketing	15,954	11,961	32,159	22,736
General and administrative	5,776	3,265	10,465	7,704

Total operating expenses	41,281	27,951	80,050	54,623

Operating income	40,665	19,115	81,493	31,119

Financial income (expenses), net	(2,480)	3,595	(1,896)	5,005

Other expenses	-	-	64	-

Income before taxes on income	38,185	22,710	79,533	36,124

Taxes on income (tax benefit)	3,617	186	9,279	(575)

Net income	$34,568	$22,524	$70,254	$36,699

Net basic earnings per share of common stock	$0.76	$0.54	$1.57	$0.88

Net diluted earnings per share of common stock	$0.72	$0.50	$1.46	$0.83

Weighted average number of shares used in computing net basic earnings per share of common stock	45,216,253	41,700,399	44,726,382	41,525,285

Weighted average number of shares used in computing net diluted earnings per share of common stock	48,291,280	44,831,590	47,984,817	44,335,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Net income	$34,568	$22,524	$70,254	$36,699

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses) net of tax expenses (benefit)	(6)	5	(516)	33
Net change	(6)	5	(516)	33

Cash flow hedges:
Changes in unrealized gains, net of tax expense	-	66	-	975
Reclassification adjustments for loses, net of tax expense included in net income	-	(599)	-	(994)
Net change	-	(533)	-	(19)

Foreign currency translation adjustments, net	3	186	(11)	(57)

Total other comprehensive loss	(3)	(342)	(527)	(43)

Comprehensive income	$34,565	$22,182	$69,727	$36,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
	Unaudited
Cash flows provided by operating activities:
Net income	$70,254	$36,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangible assets	5,053	3,130
Amortization of premiums on available-for-sale marketable securities	1,014	791
Stock-based compensation	13,977	7,646
Deferred tax assets, net	(3,018)	(2,105)
Loss on disposals of fixed assets	64	-

Changes in assets and liabilities:
Inventories	(18,952)	11,153
Prepaid expenses and other accounts receivable	(2,135)	(12,675)
Trade receivables, net	(9,203)	(8,399)
Trade payables, net	12,143	2,007
Employees and payroll accruals	1,028	1,206
Warranty obligations	18,479	6,965
Deferred revenues	13,120	6,935
Accrued expenses and other accounts payable	6,194	3,958
Lease incentive obligation	(148)	(148)

Net cash provided by operating activities	107,870	57,163

Cash flows used in investing activities:
Purchase of property and equipment	(21,385)	(7,611)
Investment in available-for-sale marketable securities	(89,389)	(74,106)
Maturities of available-for-sale marketable securities	46,825	31,674

Net cash used in investing activities	(63,949)	(50,043)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	7,591	2,123

Net cash provided by financing activities	7,591	2,123

Net increase in cash, cash equivalents and restricted cash	51,512	9,243
Cash, cash equivalents and restricted cash at the beginning of the period	164,679	105,580
Effect of exchange rate differences on cash, cash equivalents and restricted cash	398	(274)

Cash, cash equivalents and restricted cash at the end of the period	$216,589	$114,549

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. The Company is in the process of implementing changes to its systems and processes in conjunction with the review of lease agreements. The Company will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients. The Company is evaluating the potential impact of this pronouncement.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in ASU 2017-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.

The Company is evaluating the potential impact of this pronouncement.

In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". ASU 2018-07 was issued to simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.

The Company will adopt the new standard effective July 1, 2018, and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

c.	Recently issued and adopted pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts with customers. The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  The Company adopted the new standard, effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of the adoption date. See “Revenue Recognition” below for further details.

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

The main performance obligations are the provisions of the following:

Power optimizers; Inverters; Storage solution; Cloud based monitoring services; Extended warranty services and Communication services.

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

When a contract provides a customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists.

The performance obligations that extend for a period greater than one year are those that include a financial component: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services.

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

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

The most significant impact of the standard on the Company’s financial statements relates to advance payments received for performance obligations that extend for a period greater than one year. Applying the new standard, such performance obligations are those that include a financing component, specifically: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services.

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

The effect of the changes made to the consolidated January 1, 2018 balance sheets following the adoption of ASC 606, Revenue - Revenue from Contracts with Customers were as follows:

	Balance as of December 31, 2017	Adjustments due following adoption of ASC 606	Balance as of January 1, 2018
		Unaudited	Unaudited
Deferred Revenues - Current term	$2,559	$(89)	$2,470
Deferred Revenues - Long term	31,453	3,961	35,414
Retained earnings	$66,172	$(3,872)	$62,300

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated statements of income, cash flows, and balance sheets were as follows:

	Three months ended June 30, 2018 (Unaudited)
	As Reported	Balances before adoption of ASC 606	Effect of change

Statements of operations
Revenues	$227,118	$227,067	$51
Financial income (expenses), net	(2,480)	(1,913)	(567)
Net income	34,568	35,084	(516)

Cash flows
Net income	34,568	35,084	(516)
Changes in assets and liabilities:
Deferred revenues	6,139	5,623	516

	Six months ended June 30, 2018 (Unaudited)
	As Reported	Balances before adoption of ASC 606	Effect of change
Statements of operations
Revenues	$436,989	$436,938	$51
Financial income (expenses), net	(1,896)	(817)	(1,079)
Net income	70,254	71,282	(1,028)

Cash flows
Net income	70,254	71,282	(1,028)
Changes in assets and liabilities:
Deferred revenues	13,120	12,092	1,028

Balance Sheets
Deferred Revenues - Current	(3,407)	(3,413)	6
Deferred Revenues - Long term	(47,595)	(42,689)	(4,906)
Retained earnings	$(132,554)	$(136,426)	$3,872

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

These vendors collectively accounted for 58.3% and 51.6% of the Company’s total trade payables as of June 30, 2018 (unaudited) and December 31, 2017, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of June 30, 2018 (unaudited), a total of $2,574 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

f.	Derivative financial instruments:

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), the Company instituted a foreign currency cash flow hedging program. The Company hedged portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

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

As of June 30, 2018 (unaudited), the Company entered into forward contracts and put and call options to sell Euros for U.S. dollars in the amount of €22.5 million. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

As of June 30, 2018 (unaudited), the Company had no derivative instruments that were designated as cash flow hedges

The fair value of the Company’s outstanding derivative instruments is as follows:

	Balance as of June 30,	Balance as of December 31,
	2018	2017
	(unaudited)
Derivative assets:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$340	$221
Foreign exchange forward contracts	312	-

Total	$652	$221

Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	$(24)	$(285)
Foreign exchange forward contracts	-	(116)

Total	$(24)	$(401)

The Company recorded the fair value of derivative assets and liabilities, net in “prepaid expenses and other accounts receivable” and in “Accrued expenses and other accounts payable” on the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

The net increase in unrealized gains recognized in “accumulated other comprehensive loss” on derivatives, net of tax effect, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	-	$66	-	$975

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The net gains reclassified from “accumulated other comprehensive loss” into income, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	-	$(599)	-	$(994)

The Company recorded in the financial income (expenses), net, a net loss (gain) related to derivatives not qualified as hedging instruments of $2,042 and $(672) during the three months ended June 30, 2018 and 2017 (unaudited), respectively and $625 and $(672) during the six months ended June 30, 2018 and 2017 (unaudited), respectively.

g.	Accumulated other comprehensive income:

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended June 30, 2018 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(943)	$(192)	$(1,135)
Net other comprehensive income (loss) before reclassifications	(6)	3	(3)
Net current period other comprehensive income (loss)	(6)	3	(3)
Ending balance	$(949)	$(189)	$(1,138)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the six months ended June 30, 2018 (unaudited):

	Unrealized losses on available-for-sale marketable securities	Unrealized losses on foreign currency translation	Total

Beginning balance	$(433)	$(178)	$(611)
Net other comprehensive loss before reclassifications	(516)	(11)	(527)
Net current period other comprehensive loss	(516)	(11)	(527)
Ending balance	$(949)	$(189)	$(1,138)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended June 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(108)	$533	$(450)	$(25)
Net other comprehensive income before reclassifications	5	66	186	257
Net gains reclassified from accumulated other comprehensive loss	-	(599)	-	(599)
Net current period other comprehensive income (loss)	5	(533)	186	(342)

Ending balance	$(103)	$-	$(264)	$(367)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the six months ended June 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$324
Net other comprehensive income (loss) before reclassifications	33	975	(57)	951
Net gains reclassified from accumulated other comprehensive income (loss)	-	(994)	-	(994)
Net current period other comprehensive income (loss)	33	(19)	(57)	(43)

Ending balance	$(103)	$-	$(264)	$(367)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) (unaudited):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Income
	Three months ended June 30,
	2018	2017

Unrealized gains on cash flow hedges, net	$-	$108	Cost of revenues
	-	363	Research and development
	-	92	Sales and marketing
	-	82	General and administrative

	-	645	Total, before income taxes

	-	(46)	Income tax expense (benefit)

	$-	$599	Total, net of income taxes

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) (unaudited):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Income
	Six months ended June 30,
	2018	2017

Unrealized gains on cash flow hedges, net	$-	$166	Cost of revenues
	-	570	Research and development
	-	151	Sales and marketing
	-	153	General and administrative

	-	1,040	Total, before income taxes

	-	(46)	Income tax expense (benefit)

	$-	$994	Total, net of income taxes

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	INVENTORIES

	June 30, 2018	December 31, 2017
	(unaudited)

Raw materials	$28,842	$25,887
Finished goods	73,172	57,105

	$102,014	$82,992

NOTE 3:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,
	2018	2017
	(unaudited)

Balance, at beginning of period	$78,811	$58,375
Additions and adjustments to cost of revenues	27,546	12,976
Utilization and current warranty expenses	(9,066)	(6,011)

Balance, at end of period	97,291	65,340
Less current portion	(18,964)	(12,501)

Long term portion	$78,327	$52,839

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2018 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	June 30, 2018	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$6,641	$6,641	-	-

Derivative instruments assets, net	$628	-	$628	-

Short-term marketable securities:
Corporate bonds	$128,847	-	$128,847	-
Governmental bonds	$5,974	-	$5,974	-

Long-term marketable securities:
Corporate bonds	$80,208	-	$80,208	-
Governmental bonds	$5,936	-	$5,936	-

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2017 by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents:
Money market mutual funds	$6,163	$6,163	-	-

Derivative instruments liability, net	$(180)	-	$(180)	-

Short-term marketable securities:
Corporate bonds	$68,272	-	$68,272	-
Governmental bonds	$8,992	-	$8,992	-

Long-term marketable securities:
Corporate bonds	$95,160	-	$95,160	-
Governmental bonds	$7,960	-	$7,960	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

In addition to the assets described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on June 30, 2018 due to the short-term maturity of these instruments.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of June 30, 2018 (unaudited), contingent liabilities exist regarding guarantees in the amount of $1,389, $55, $176 and $342 in respect of office rent lease agreements, customs transactions, credit card limits and securing projects with customers, respectively.

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

As of June 30, 2018 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $321,135 out of which the Company already recorded a provision for loss in the amount of $2,393.

As of June 30, 2018, the Company had contractual obligations for capital expenditures totaling approximately $35,810. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

In June 2018, the Company was served with a complaint from a trustee of a former customer that filed for bankruptcy in the US. The lawsuit seeks to recover approximately $2,481 based on theories of preferential and fraudulent transfers. The company believes it has valid defenses to the claims in this lawsuit and does not expect the outcome of the litigation matters to have a material adverse effect on its Balance Sheets, Statements of Income or Cash Flows.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	45,498,414	43,812,601

b.	Stock Incentive plans:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of June 30, 2018 (unaudited), a total of 8,080,717 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

As of June 30, 2018 (unaudited), an aggregate of 3,611,297 shares of common stock are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the six months ended June 30, 2018 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2017	3,524,310	7.40	6.35	106,251
Granted	180,983	38.05
Exercised	(1,219,007)	4.86
Forfeited or expired	(22,677)	8.46
Outstanding as of June 30, 2018	2,463,609	10.90	6.68	91,022

Vested and expected to vest as of June 30, 2018	2,395,526	10.81	6.66	88,724

Exercisable as of June 30, 2018	1,564,382	7.12	5.93	63,722

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the six months ended on June 30, 2018 (unaudited) was $56,071.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended June 30, 2018 (unaudited) was $20.83.

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the six months ended June 30, 2018 (unaudited) is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2017	2,087,992	24.33
Granted	531,729	48.15
Vested	(393,939)	21.16
Forfeited	(125,989)	6.62
Unvested as of June 30, 2018	2,099,793	30.71

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCK CAPITAL (Cont.)

e.          Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of June 30, 2018 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
	June 30,	Exercise	June 30,	Exercisable
Issuance Date	2018	price	2018	Through

January 27, 2014	225	3.51	31	January 27, 2024
May 1, 2014	1,205	3.51	1,205	May 1, 2024
September 17, 2014	3,936	3.96	3,831	September 17, 2024
October 29, 2014	2,139	5.01	361	October 29, 2024
August 19, 2015	6,981	0.00	-	-
November 8, 2015	928	0.00	-	-
April 18, 2016	834	0.00	-	-
July 11, 2016	1,167	0.00	-	-
September 21, 2016	2,500	15.34	250	September 21, 2026
September 21, 2016	3,938	0.00	-	-
March 15, 2017	6,000	0.00	-	-
March 15, 2017	6,500	13.70	500	March 15, 2027
March 27, 2017	3,000	0.00	-	-
November 20, 2017	5,250	0.00	-	-
January 2, 2018	6,160	0.00	-	-

	50,763		6,178

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50.

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the six months ended June 30, 2018 (unaudited) and 2017 (unaudited) in the amounts $835 and $294, respectively.

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of June 30, 2018 (unaudited), a total of 1,739,280 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of June 30, 2018 (unaudited), 323,342 common stock shares had been purchased under the ESPP.

As of June 30, 2018 (unaudited), 1,415,938 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees and ESPP in the condensed consolidated statement of operations for the six months ended on June 30, 2018 (unaudited) and 2017 (unaudited), as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Cost of revenues	$968	$517	$1,892	$1,010
Research and development	2,605	1,280	4,987	2,485
Selling and marketing	2,094	1,204	4,298	2,234
General and administrative	1,461	1,033	2,800	1,917

Total stock-based compensation expense	$7,128	$4,034	$13,977	$7,646

As of June 30, 2018 (unaudited), there was a total unrecognized compensation expense of $70,363 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from July 1, 2018 through May 31, 2022.

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and six months ended June 30, 2018 (unaudited).

The total weighted average number of shares related to the outstanding stock options, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 199,950 and 395,032 for the three and six months ended June 30, 2017 (unaudited), respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Numerator:
Net income	$34,568	$22,524	$70,254	$36,699

Denominator:
Shares used in computing net earnings per share of common stock, basic	45,216,253	41,700,399	44,726,382	41,525,285
Effect of stock-based awards	3,075,027	3,131,191	3,258,435	2,810,236
Shares used in computing net earnings per share of common stock, diluted	48,291,280	44,831,590	47,984,817	44,335,521

Basic net income per share	$0.76	$0.54	$1.57	$0.88
Diluted net income per share	$0.72	$0.50	$1.46	$0.83

NOTE 8:-        INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Current year taxes	$5,314	$959	$12,297	$2,028
Deferred tax income net, and others	(1,697)	(773)	(3,018)	(2,603)

Taxes on income (tax benefit)	$3,617	$186	$9,279	$(575)

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-        INCOME TAXES (Cont.)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)

Net assets in respect of:

Research and Development carryforward expenses- temporary differences	$7,229	$5,380
Stock based compensation	2,093	1,622
Allowances, provisions and others	2,229	1,338

Net deferred tax assets	$11,551	$8,340

c.	Uncertain tax positions:

As of June 30, 2018, the Company recognized a total liability for uncertain tax positions in an immaterial amount.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-        INCOME TAXES (Cont.)

The Company has calculated its best estimate of the impact of the GILTI income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing, and as a result has recorded $3.9 million as an additional income tax expense for the six month ended June 30, 2018.

The final impact of the U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the Company has made in its assessment, conclusion of the effects of the GILTI provisions, further refinement of the Company’s calculations, and additional guidance that may be issued by the U.S. government.

As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period in which the amounts are determined, not to exceed 12 months from the date of enactment of the TCJA. The Company has not completed its assessment and the tax charge remains provisional as of June 30, 2018.

NOTE 9:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.	For the three month period ended June 30, 2018 (unaudited) and 2017 (unaudited), the Company had one major customer that accounted for 16.25% and 13.31% of its consolidated revenues, respectively.

For the six month period ended June 30, 2018 (unaudited) and 2017 (unaudited), the Company had one major customer that accounted for 18.24% and 13.05% of its consolidated revenues, respectively.

b.
As of June 30, 2018 (unaudited), one major customer accounted for approximately 18.3% of the Company’s net accounts receivable and as of December 31, 2017, two major customers accounted for approximately 35.2% of the Company’s net accounts receivable.

NOTE 10:-     SUBSEQUENT EVENTS

On May 9, 2018, the Company signed an agreement for the purchase of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd (“Gamatronic”), a company established in Israel, providing and manufacturing Uninterruptible Power Supplies (UPS) devices.

On July 1, 2018 the Company completed the acquisition of substantially all of the assets and activities of Gamatronic for approximately NIS 41 million (approximately USD 11.2 million), in cash. Asset purchase agreement also includes an earn-out provision of 50% and 33% of the business division’s net income for the first and second years following closing, respectively.  Company determined that such acquisition will be accounted as a business combination in accordance with ASC 805 "Business Combinations”. Currently, management assessing the acquisition consideration, purchase price allocation and the related accounting consequences of the acquisition, which, if any, will be reflected in the third quarter interim financial statement.

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential acquisitions and growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

•      our ability to integrate acquired businesses;

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

Our revenues for the three months ended June 30, 2018 and 2017 were $227.1 million and $136.1 million, respectively. Gross margin was 36.1% and 34.6% for the three months ended June 30, 2018 and 2017, respectively. Net income was $34.6 million and $22.5 million for the three months ended June 30, 2018 and 2017, respectively.

Our revenues for the six months ended June 30, 2018 and 2017 were $437.0 million and $251.2 million, respectively. Gross margin was 37.0% and 34.1% for the six months ended June 30, 2018 and 2017, respectively. Net income was $70.3 million and $36.7 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, we have shipped approximately 27.9 million power optimizers and 1,163,900 inverters. Approximately 680,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of June 30, 2018, we have shipped approximately 8.5 GW of our DC optimized inverter systems. Our products are sold in approximately 50 countries, and are installed in solar PV systems in 133 countries.

On July 1, 2018, we closed a previously-announced asset purchase from Gamatronic Electronics Ltd. (“Gamatronic”), a company that develops, manufactures and sells Uninterruptible Power Supply systems, also known as UPSs.  We purchased substantially all of Gamatronic’s assets, including its intellectual property, brand and tangible assets, for approximately $11.2 million and includes a two year earn out provision for 50% and 33% of the net income of the Gamatronic’s business in the first and second years following the closing, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Inverters shipped	113,767	75,020	213,413	132,781
Power optimizers shipped	2,737,524	1,774,480	5,213,068	3,244,157
Megawatts shipped (1)	985	563	1,785	1,018

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenues	$227,118	$136,099	$436,989	$251,153
Cost of revenues	145,172	89,033	275,446	165,411
Gross profit	81,946	47,066	161,543	85,742
Operating expenses:
Research and development	19,551	12,725	37,426	24,183
Sales and marketing	15,954	11,961	32,159	22,736
General and administrative	5,776	3,265	10,465	7,704
Total operating expenses	41,281	27,951	80,050	54,623
Operating income	40,665	19,115	81,493	31,119
Financial income (expenses), net	(2,480)	3,595	(1,896)	5,005
Other expenses	-	-	64	-
Income before taxes on income	38,185	22,710	79,533	36,124
Taxes on income (tax benefit)	3,617	186	9,279	(575)
Net income	$34,568	$22,524	$70,254	$36,699

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Revenues	$227,118	$136,099	$91,019	66.9%

Revenues increased by $91.0 million, or 66.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase in the number of systems sold, with significant growth in revenues coming from US, Netherlands, Germany and Australia. Non-U.S. revenues comprised 47.8% of our revenues in the three months ended June 30, 2018 as compared to 45.9% in the three months ended June 30, 2017. The number of power optimizers sold increased by approximately 1.1 million units, or 63.6%, from approximately 1.7 million units in the three months ended June 30, 2017 to approximately 2.8 million units in the three months ended June 30, 2018. The number of inverters sold increased by approximately 41,000 units, or 57.2%, from approximately 72,000 units in the three months ended June 30, 2017 to approximately 113,000 units in the three months ended June 30, 2018. Overall, blended average selling price (“ASP”) per Watt decreased by 10.5% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This blended ASP erosion is attributed to several reasons the main being:

•	change in the mix of products towards higher portion of commercial products that are characterized with lower ASP per Watt in comparison to residential products;

•	price declines of our commercial products initiated by the compamy in order to increase market share in this segment;

•	the introduction of new commercial products with higher capacity which represent further lower ASP per watt;

•	weaker Euro against the US Dollar which is translated to lower USD ASP combined with growing proportion of our Euro denominated revenues; and

•	selective price decreases of our residential products.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Cost of revenues	$145,172	$89,033	$56,139	63.1%
Gross profit	$81,946	$47,066	$34,880	74.1%

Cost of revenues increased by 56.1 million, or 63.1%, in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to:

•	an increase in the volume of products sold;

•	increased warranty expenses and warranty accruals of $6.9 million associated primarily with the rapid increase in our install base;

•	increased shipment and logistical costs of $4.5 million attributed, in part, to the growth in volumes shipped, and to an increase in air shipments caused by power component shortages; and

•	increased personnel-related costs of $2.7 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide.

Gross profit as a percentage of revenue increased from 34.6% in the three months ended June 30, 2017 to 36.1% in the three months ended June 30, 2018, primarily due to:

•	reductions in per-unit production costs that exceeded price erosion of our products;

•	increased efficiency in our supply chain; and

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Research and Development

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Research and development	$19,551	$12,725	$6,826	53.6%

Research and development increased by $6.8 million, or 53.6%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to:

•
an increase in personnel-related costs of $5.6 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation, resulting from the impact of the increase in our stock price affecting the fair value of any share award. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market;

•	expenses related to other directly related overhead costs and travel that increased by $0.5 million;

•	expenses related to materials consumption that increased by $0.3 million;

•	depreciation expenses related to lab equipment that increased by $0.3 million; and

•	expenses related to consultants and sub‑contractors that increased by $0.1 million.

Sales and Marketing

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Sales and marketing	$15,954	$11,961	$3,993	33.4%

Sales and marketing expenses increased by $4.0 million, or 33.4%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to:

•
an increase in personnel-related costs of $3.3 million as a result of an increase in headcount supporting our growth in the U.S., Europe, and the rest of the world, as well as salary expenses associated with employee equity compensation resulting from the impact of the increase in our stock price affecting the fair value of any share award;

•	expenses related to other sales and marketing activity that increased by $0.3 million;

•	expenses related to other overhead costs and travel that increased by $0.2 million;

•	depreciation expenses increased by $0.1 million; and

•	expenses related to external consultants and sub-contractors increased by $0.1 million.

General and Administrative

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
General and administrative	$5,776	$3,265	$2,511	76.9%

General and administrative expenses increased by $2.5 million, or 76.9%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to:

•	expenses related to external consultants and sub-contractors increased by $1.1 million, partially due to legal proceedings initiated by us during the second quarter of 2018;

•
an increase in personnel-related costs of $0.5 million related to (i) higher headcount in the legal, finance, human resources, and information technology department, principally as a result of our continued growthand (ii) changes in management compensation and increased expenses related to equity-based compensation, resulting from the impact of the increase in our stock price affecting the fair value of any share award;

•	an increase in costs related to the accrual of doubtful & bad debts of $0.4 million; and

•	other overhead costs, depriciation, and travel expenses, all of which combined increased by $0.5 million.

Financial income, net

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Financial income (expenses), net	$(2,480)	$3,595	$(6,075)	N/A

Financial expenses were $2.5 million in the three months ended June 30, 2018 compared to financial income of $3.6 million in the three months ended June 30, 2017, primarily due to:

•	an increase of $8.6 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar;

•
an increase of $0.6 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the new revenue recognition standard adoption; and

•	an increase of $0.1 million in other financial income and bank charges.

The increase in these expenses was offset by:

•	a decrease of $2.7 million in costs related to hedging transactions; and

•	an increase of $0.5 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Taxes on income	$3,617	$186	$3,431	1,884.6%

Taxes on income increase by $3.4 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to:

•	a provision of $2.4 million for Global Intangible Low Taxed Income (“GILTI”); and

•	an increase of $1.9 million in current tax expenses in Israel triggered by the termination of the two year tax exemption in Israel which ends in 2018.

The increase in these expenses was offset by an increase of $0.9 million in deferred tax assets, net (presented as tax benefit).

Net Income

	Three Months Ended June 30,		Three Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Net income	$34,568	$22,524	$12,044	53.5%

As a result of the factors discussed above, net income increased by $12.0 million, or 53.5%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenues

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Revenues	$436,989	$251,153	$185,836	74.0%

Revenues increased by $185.8 million, or 74.0%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to an increase in the number of systems sold, with significant growth in revenues coming from US, Netherlands, Germany and Australia. Non-U.S. revenues comprised 45.7% of our revenues for the six months ended June 30, 2018 compared to 41.6% for the six months ended June 30, 2017. The number of power optimizers sold increased by approximately 2.0 million units, or 63.9%, from approximately 3.2 million units in the six months ended June 30, 2017 to approximately 5.2 million units in the six months ended June 30, 2018. The number of inverters sold increased by approximately 82,000 units, or 63.3%, from approximately 130,000 units in the six months ended June 30, 2017 to approximately 212,000 units in the six months ended June 30, 2018. Our blended ASP per watt for units shipped decreased by $0.009, or 3.2%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This blended ASP per Watt erosion is mainly attributed to the following items:

•	change in the mix of products towards higher portion of commercial products that are characterized with lower ASP per Watt in comparison to residential product;

•	price declines of our commercial products initiated by the compamy in order to increase market share in this segment;

•	the introduction of new commercial products with higher capacity which represent further lower ASP per watt;

•	weaker Euro against the US Dollar which is translated to lower USD ASP combined with growing proportion of our Euro denominated revenues; and

•	selective price decreases of our residential products.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Cost of revenues	$275,446	$165,411	$110,035	66.5%
Gross profit	$161,543	$85,742	$75,801	88.4%

Cost of revenues increased by $110.0 million, or 66.5%, in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to:

•	an increase in the volume of products sold;

•	increased warranty expenses and warranty accruals of $14.6 million associated primarily with the rapid increase in our install base;

•	increased shipment and logistical costs of $10.7 million attributed, in part, to the growth in volumes shipped, and to an increase in air shipments caused by power component shortages; and

•	increased personnel-related costs of $5.8 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide.

Gross profit as a percentage of revenue increased from 34.1% in the six months ended June 30, 2017 to 37.0% in the six months ended June 30, 2018, primarily due to:

•	reductions in per-unit production costs that exceeded price erosion of our products;

•	increased efficiency in our supply chain; and

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Research and Development

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Research and development	$37,426	$24,183	$13,243	54.8%

Research and development increased by $13.2 million, or 54.8%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to:

•
an increase in personnel-related costs of $10.9 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation, resulting from the impact of the increase in our stock price affecting the fair value of any share award. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market;

•	expenses related to other directly related overhead costs and travel expenses that increased by $0.9 million;

•	depreciation expenses related to lab equipment that increased by $0.6 million;

•	expenses related to consultants and sub‑contractors that increased by $0.5 million; and

•	expenses related to materials consumption increased by $0.3 million.

Sales and Marketing

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Sales and marketing	$32,159	$22,736	$9,423	41.4%

Sales and marketing expenses increased by $9.4 million, or 41.4%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to:

•
an increase in personnel-related costs of $7.8 million as a result of an increase in headcount supporting our growth in the U.S., Europe, and the rest of the world, as well as salary expenses associated with employee equity compensation resulting from the impact of the increase in our stock price affecting the fair value of any share award;

•	expenses related to other overhead costs and travel expenses that increased by $0.7 million;

•	expenses related to other sales and marketing activity that increased by $0.6 million; and

•	expenses related to external consultants and sub-contractors and depreciation expenses increased by $0.3 million.

General and Administrative

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
General and administrative	$10,465	$7,704	$2,761	35.8%

General and administrative expenses increased by $2.8 million, or 35.8%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to:

•
an increase in personnel-related costs of $1.9 million related to (i) higher headcount in the legal, finance, human resources, and information technology department, functions required of a fast-growing public company and (ii) changes in management compensation and increased expenses related to equity-based compensation, resulting from the impact of the increase in our stock price affecting the fair value of any share award;

•	expenses related to external consultants and sub-contractors expenses increased by $1.0 million, partially due to legal proceedings initiated by us during the second quarter of 2018;

•	expenses related to other overhead costs which increased by $0.4 million; and

•	expenses related to depriciation and travel which increased by $0.4 million.

These increases were offset by costs related to doubtful debts which decreased by $0.9 million.

Financial Income (Expenses), Net

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Financial income (expenses), net	$(1,896)	$5,005	$(6,901)	N/A

Financial expenses were $1.9 million in the six months ended June 30, 2018 compared to financial income of $5.0 million in the six months ended June 30, 2017, primarily due:

•	an increase of $7.8 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar;

•
an increase of $1.0 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the new revenue recognition standard adoption; and

•	an increase of $0.2 million in other financial expenses and bank charges .

The increase in these expenses was offset by:

•	a decrease of $1.3 million in costs related to hedging transactions; and

•	an increase of $0.8 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income (Tax Benefit)

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Taxes on income (tax benefit)	$9,279	$(575)	$9,854	N/A

Taxes on income were $9.3 million in the six months ended June 30, 2018 compared to tax benefits of $0.6 million in the six months ended June 30, 2017, primarily due to:

•	an increase of $5.2 million in current tax expenses in Israel triggered by the termination of the two year tax exemption in Israel which ends in 2018;

•
a provision of $4.0 million for Global Intangible Low Taxed Income (“GILTI”) and an adjustment of $0.8 million related to transition tax on the mandatory deemed repatriation of cumulative foreign earnings under the U.S. Tax Cuts and Jobs Act of 2017;

•	an increase of $0.3 million in current tax expenses in other jurisdictions; and

•	a tax income related to the previous year’s tax credit of $0.5 million which was recorded in the six months ended June 30, 2017.

The increase in these expenses was offset by an increase of $0.9 million in deferred tax assets, net (presented as tax benefit).

Net Income

	Six Months Ended June 30,		Six Months Ended June 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Net income	$70,254	$36,699	$33,555	91.4%

As a result of the factors discussed above, net income increased by $33.6 million, or 91.4% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$43,891	$31,563	$107,870	$57,163
Net cash used in investing activities	(61,688)	(39,766)	(63,949)	(50,043)
Net cash provided by financing activities	2,986	1,752	7,591	2,123
Increase (decrease) in cash, cash equivalents and restricted cash	$(14,811)	$(6,451)	$51,512	$9,243

As of June 30, 2018, our cash, cash equivalents and restricted cash were $216.6 million. This amount does not include $221.0 million invested in available-for-sale marketable securities. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the six months ended June 30, 2018, cash provided by operating activities was $107.9 million, derived mainly from a net income of $70.3 million that included $17.1 million of non-cash expenses, an increase of $18.5 million in warranty obligations, $18.2 million in trade payables, net and other accounts payable, $13.1 million of deferred revenues and $1.0 million in accruals for employees, which were offset by an increase of $19.0 million in inventories,  $9.2 million in trade receivables, net, and and $2.1 million in prepaid expenses and other receivables.

For the six months ended June 30, 2017, cash provided by operating activities was $57.2 million, derived mainly from a net income of $36.7 million, $9.5 million of non-cash expenses, a decrease of $11.2 million in inventories and an increase of $7.0 million in warranty obligations, $6.9 million of deferred revenues, $5.8 million in trade payables, net and other accounts payable and $1.2 million in accruals for employees. The cash from operating activities was offset by an increase of $12.7 million in prepaid expenses and other receivables and $8.4 million in trade receivables, net.

 Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $64.0 million, of which $89.4 million was invested in available-for-sale marketable securities and $21.4 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $46.8 million from the maturities of available-for-sale marketable securities.

During the six months ended June 30, 2017, net cash used in investing activities was $50.0 million, of which $74.1 million was invested in available-for-sale marketable securities and $7.6 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $31.7 million from the maturities of available-for-sale marketable securities.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $7.6 million, all attributed to cash received from the exercise of employee and non-employee stock options.

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

Foreign Currency Exchange Risk

Approximately 40.8% and 36.8% of our revenues for the six months ended June 30, 2018 and 2017, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2018, between the Euro and the U.S. Dollar would increase or decrease our net income by $11.9 million for the six months ended June 30, 2018. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2018, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $4.6 million for the six months ended June 30, 2018.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts and put and call options, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances denominated in Euros expected to be paid within nine months. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets.

On June 30, 2018, we had cash, cash equivalents and restricted cash of $216.6 million and available-for-sale marketable securities with an estimated fair value of $221.0 million, which securities were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2018, one major customers accounted for approximately 18.3% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

PART II. OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

In June 2018, we filed a lawsuit for patent infringement against Huawei Technologies Co., Ltd., a Chinese entity, Huawei Technologies Düsseldorf GmbH, a German entity, and WATTKRAFT Solar GmbH, a German distributor for Huawei. The lawsuit, filed in the Regional Court of Mannheim in Germany, asserts unauthorized use of patented technology, and is intended to protect SolarEdge’s significant investment in its innovative DC optimized inverter technology. Seeking monetary damages, an injunction, and recall of infringing Huawei inverters from the German market, the lawsuit is intended to prevent the defendants from selling any multi-level inverters infringing upon SolarEdge’s PV inverter technology protected in the asserted patent in Germany. In July 2018, we announced the extension of this lawsuit to two additional SolarEdge patents covering its power optimizer technology.

In June 2018 we were served with a complaint from a trustee of a former customer that filed for bankruptcy in the US.  The lawsuit seeks to recover approximately $2.5 million based on theories of preferential and fraudulent transfers. We believe that we have valid defenses to the claims asserted in the complaint and we do not expect the outcome of the litigation matters to have a material adverse effect on our Balance Sheets, Statements of Income or Cash Flows.

In addition, as part of the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company). It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A       RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the supplemental risk factor disclosed in our Form 10-Q for the quarter ended March 30, 2018 and the risk factors added below.

Changes in the U.S. trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

The U.S. government recently proposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States.  In January 2018, a tariff on imported solar modules and cells was adopted in the United States. The tariff, which tariff does not apply directly to our products, except possibly with respect to power optimizers that are embedded onto solar panels in China, was initially set at 30%, with a gradual reduction over four years to 15%.  In addition, in July 2018, a 10% tariff on a long list of products imported from China, including inverters and power optimizers was adopted in the United States under Section 301 under the Trade Act of 1974 and is scheduled to go into effect October 1, 2018.  We cannot assure you as to whether additional tariffs will be imposed in the future.

 Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs will cause our expenses to increase, which will adversely affect our profitability unless we are able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. These tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry concerning whether they will cause a material increase in the price of solar systems in the United States. If the price of solar systems in the United States increases, the use of solar would become less economically feasible and would likely reduce the number of solar systems manufactured and sold, which in turn may decrease demand for our products. Such outcomes could adversely affect the amount or timing of our revenues, of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.

We may not succeed in our strategy of pursuing or integrating selective acquisitions.

Part of our business strategy includes acquiring and integrating complementary businesses.  However, we may not be able to locate or acquire suitable acquisition candidates consistent with this strategy.  Negotiating or completing any such planned acquisitions may be complex, time consuming and expensive.  In addition, if an acquisition is consummated, the integration of the acquired businesses, products or other assets into our company may be complex and time-consuming and, if such acquisitions are not successfully integrated, we may not achieve anticipated benefits, cost-savings or growth opportunities.  These acquisitions and other arrangements also may fail to further our business strategy as anticipated, expose us to increased challenges with respect to our products or geographic markets, or expose us to additional liabilities associated with an acquired business.  Any one of these challenges or risks could impair our ability to realize the anticipated benefits from such acquisitions after we have expended resources on them.

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

Date: August 3, 2018	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 3, 2018	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)