Form 10-Q
period 2018-09-30
SolarEdge Technologies Inc
filed 2018-11-02
CIK 1419612

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of October 31, 2018, there were 45,751,565 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS of September 30, 2018

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2018	2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$192,876	$163,163
Short-term bank deposits	7,779	-
Restricted cash	2,083	1,516
Marketable Securities	148,252	77,264
Trade receivables, net	151,088	109,528
Inventories	107,179	82,992
Prepaid expenses and other current assets	46,396	42,223

Total current assets	655,653	476,686

LONG-TERM ASSETS:
Marketable securities	102,240	103,120
Property and equipment, net	73,415	51,182
Deferred tax assets, net	13,218	8,340
Intangible assets, net	3,762	1,115
Goodwill	2,782	-
Other non-current assets	1,108	862

Total long term assets	196,525	164,619

Total assets	$852,178	$641,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables, net	$83,459	$69,488
Employees and payroll accruals	23,680	22,544
Warranty obligations	21,660	14,785
Deferred revenues	5,795	2,559
Accrued expenses and other current liabilities	31,556	20,378

Total current liabilities	166,150	129,754

LONG-TERM LIABILITIES:
Warranty obligations	86,059	64,026
Deferred revenues	53,663	31,453
Other non-current liabilities	7,343	18,605

Total long-term liabilities	147,065	114,084

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2018 (unaudited) and December 31, 2017; issued and outstanding: 45,750,400 and 43,812,601 shares as of September 30, 2018 (unaudited) and December 31, 2017, respectively	5	4
Additional paid-in capital	361,744	331,902
Accumulated other comprehensive loss	(983)	(611)
Retained earnings	178,197	66,172

Total stockholders’ equity	538,963	397,467

Total liabilities and stockholders’ equity	$852,178	$641,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Revenues	$236,578	$166,552	$673,567	$417,705
Cost of revenues	158,596	108,498	434,042	273,909

Gross profit	77,982	58,054	239,525	143,796

Operating expenses:

Research and development	20,109	14,363	57,535	38,546
Sales and marketing	16,938	13,217	49,097	35,953
General and administrative	6,898	5,078	17,427	12,782

Total operating expenses	43,945	32,658	124,059	87,281

Operating income	34,037	25,396	115,466	56,515

Financial expenses (income), net	689	(2,666)	2,585	(7,671)

Income before taxes on income	33,348	28,062	112,881	64,186

Taxes on income (tax benefit)	(12,295)	91	(3,016)	(484)

Net income	$45,643	$27,971	$115,897	$64,670

Net basic earnings per share of common stock	$1.00	$0.66	$2.57	$1.55

Net diluted earnings per share of common stock	$0.95	$0.61	$2.41	$1.44

Weighted average number of shares used in computing net basic earnings per share of common stock	45,601,540	42,433,648	45,025,661	41,831,400

Weighted average number of shares used in computing net diluted earnings per share of common stock	48,281,240	46,131,556	48,091,185	44,937,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Net income	$45,643	$27,971	$115,897	$64,670

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses) net of tax expenses (benefit)	32	54	(484)	87
Net change	32	54	(484)	87

Cash flow hedges:
Changes in unrealized gains, net of tax expense	45	-	45	975
Reclassification adjustments for loses, net of tax expense included in net income	(9)	-	(9)	(994)
Net change	36	-	36	(19)

Foreign currency translation adjustments, net	87	16	76	(41)

Total other comprehensive income (loss)	155	70	(372)	27

Comprehensive income	$45,798	$28,041	$115,525	$64,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended September 30,
	2018	2017
	Unaudited
Cash flows provided by operating activities:
Net income	$115,897	$64,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,997	4,824
Amortization of intangible assets	404	108
Amortization of premiums on available-for-sale marketable securities	1,242	1,310
Stock-based compensation	21,927	12,183
Deferred tax assets, net	(4,789)	(3,063)
Loss on disposals of fixed assets	64	-
Realized gain from cash flow hedge	(9)	-

Changes in assets and liabilities:
Inventories	(18,120)	5,005
Prepaid expenses and other assets	(4,800)	(17,420)
Trade receivables, net	(42,418)	(20,168)
Trade payables, net	14,006	8,667
Employees and payroll accruals	1,200	4,509
Warranty obligations	28,847	13,192
Deferred revenues	21,576	9,699
Accrued expenses and other liabilities	(819)	7,314

Net cash provided by operating activities	142,205	90,830

Cash flows used in investing activities:
Purchase of property and equipment	(30,051)	(13,203)
Acquisitions and purchases of assets	(11,223)	-
Investment in short term bank deposits	(7,779)	-
Investment in available-for-sale marketable securities	(143,150)	(82,469)
Maturities of available-for-sale marketable securities	71,632	46,513

Net cash used in investing activities	$(120,571)	$(49,159)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Nine months ended September 30,
	2018	2017
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	$7,915	$3,795

Net cash provided by financing activities	7,915	3,795

Net increase in cash, cash equivalents and restricted cash	29,549	45,466
Cash, cash equivalents and restricted cash at the beginning of the period	164,679	105,580
Effect of exchange rate differences on cash, cash equivalents and restricted cash	731	(198)

Cash, cash equivalents and restricted cash at the end of the period	$194,959	$150,848

In conjunction with the acquisition of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd, the fair values of acquired assets and liabilities assumed at the date of acquisition were as follow (for further information refer to Note 2 - Business Combination):

Inventory	$6,020
Fixes Assets	291
Current Technology	2,048
Customer relationships	810
Backlog	193
Goodwill	2,782
Warranty provision	(61)
Earn-out provision	(860)

Total cash paid	$11,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC), (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners as applicable, to monitor and manage the solar PV systems and (iv) a storage solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third party manufacturers, to store and supply power as needed (the “StorEdge solution”). The StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions.

The Company and its subsidiaries sell their products worldwide directly to large solar installers and engineering, procurement and construction firms (“EPCs”), as well as through large distributors and electrical equipment wholesalers to smaller solar installers.

On July 1, 2018 (the "Acquisition Date") the Company completed the acquisition (the "Acquisition") of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd ("Gamatronic"), a provider and manufacturer of Uninterruptible Power Supplies ("UPS") devices (see note 2).

On October 17, 2018, the Company closed an acquisition of approximately 75% of Kokam Co., Ltd. (“Kokam”), a provider of Lithium-ion cells, batteries and energy storage solutions (see note 11b).

b.	Basis of Presentation:

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for the adoption of ASC 606, Revenue - Revenue from Contracts with Customers (see Note 1d), adoption of ASC 805, Business Combination (see notes 1g and note 2), adoption of ASC 350 Intangible-Goodwill and other Assets (see note 1h and note 1i).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

c.	New accounting pronouncements not yet effective:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has elected to apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company also expects to elect certain relief options offered in ASU 2016-02 including certain available transitional practical expedients. Based on the Company's current portfolio of leases, approximately $39 million of lease assets and liabilities would be recognized on its balance sheet, primarily relating to real estate. The Company has established a cross-functional team and it is continuing to evaluate the new standard and prepare for implementation. The Company will adopt Topic 842 effective January 1, 2019.

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

The Company is evaluating the potential impact of this pronouncement.

d.	Recently issued and adopted pronouncements:

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" (ASU 2018-07). ASU 2018-07 was issued to simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 effective July 1, 2018. The adoption of this new guidance had no material impact on the Company’s interim consolidated financial statements.

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

The main performance obligations are the provisions of the following:

Power optimizers; Inverters; Storage solution; UPS devices; Cloud based monitoring services; Extended warranty services and Communication services.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated statements of income, cash flows, and balance sheets were as follows:

	Three months ended September 30, 2018 (Unaudited)
	As Reported	Balances before adoption of ASC 606	Effect of change

Statements of operations
Revenues	$236,578	$236,571	$7
Financial expenses (income), net	689	48	641
Net income	45,643	46,277	(634)

Cash flows
Net income	45,643	46,277	(634)
Changes in assets and liabilities:
Deferred revenues	$8,456	$7,822	$634

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

	Nine months ended September 30, 2018 (Unaudited)
	As Reported	Balances before adoption of ASC 606	Effect of change
Statements of operations
Revenues	$673,567	$673,509	$58
Financial expenses (income), net	2,585	865	1,720
Net income	115,897	117,559	(1,662)

Cash flows
Net income	115,897	117,559	(1,662)
Changes in assets and liabilities:
Deferred revenues	21,576	19,914	1,662

	As of September 30, 2018
	As Reported	Balances before adoption of ASC 606	Effect of change
Balance Sheets
Deferred Revenues - Current	(5,795)	(5,873)	78
Deferred Revenues - Long term	(53,663)	(48,051)	(5,612)
Retained earnings	$(178,197)	$(182,069)	$3,872

e.
The Company depends on three contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

These vendors collectively accounted for 60.6% and 51.6% of the Company’s total trade payables as of September 30, 2018 (unaudited) and December 31, 2017, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of September 30, 2018 (unaudited), a total of $874 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed Consolidated Balance Sheets.

f.	Derivative financial instruments:

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), the Company instituted a foreign currency cash flow hedging program. The Company hedged portions of the anticipated payroll payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

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

As of September 30, 2018 (unaudited), the Company entered into put and call options to sell Euros for U.S. dollars and sell U.S dollars for NIS in the amount of €7,500 and $6,000 million respectively. These hedging contracts do not contain any credit-risk-related contingency features. See Note 5 for information on the fair value of these hedging contracts.

The fair value of the Company’s outstanding derivative instruments is as follows:

	Balance as of September 30,	Balance as of December 31,
	2018	2017
	(unaudited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$45	$-
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	202	221

Total	247	221

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	(9)	-
Derivatives not designated as cash flow hedging instruments:
Foreign exchange option contracts	(1)	(285)
Foreign exchange forward contracts	-	(116)

Total	$(10)	$(401)

The Company recorded the fair value of derivative assets and liabilities, net in “Prepaid expenses and other current assets” and in “Accrued expenses and other liabilities” on the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The net increase in unrealized gains recognized in “accumulated other comprehensive loss” on derivatives, net of tax effect, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$45	$-	$45	$-
Foreign exchange forward contracts	$-	$-	$-	$975

The net gains reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(9)	$-	$(9)	$-
Foreign exchange forward contracts	$-	$-	$-	$(994)

The Company recorded in the financial expenses (income), net, a net loss (gain) related to derivatives not qualified as hedging instruments of $(17) and $492 during the three months ended September 30, 2018 and 2017 (unaudited), respectively and $608 and $1,164 during the nine months ended September 30, 2018 and 2017 (unaudited), respectively.

g.	Business Combination:

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

h.	Intangible Assets:

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any impairment charges during the three months period ended September 30, 2018.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life (see Note 2).

i.	Goodwill:

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, than a two-step impairment test is performed. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting unit using discounted cash flows. Forecasts of future cash flows are based on the Company's management best estimate of future net sales and operating expenses that are based primarily on expected category expansion, pricing, and general economic conditions.

The Company completes the required annual testing of goodwill for impairment for the reporting unit on October 1 of each year and accordingly, determines whether goodwill should be impaired.

As of September 30, 2018, no impairment of goodwill has been identified.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

j.	Accumulated other comprehensive loss:

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended September 30, 2018 (unaudited):

	Unrealized gains on available-for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized gains on foreign currency translation	Total

Beginning balance	$(949)	$-	$(189)	$(1,138)
Net other comprehensive income before reclassifications	32	45	87	164
Net gains reclassified from accumulated other comprehensive loss	-	(9)	-	(9)
Net current period other comprehensive income	32	36	87	155

Ending balance	$(917)	$36	$(102)	$(983)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the nine months ended September 30, 2018 (unaudited):

	Unrealized losses on available-for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized gains on foreign currency translation	Total

Beginning balance	$(433)	-	$(178)	$(611)
Net other comprehensive income (loss) before reclassifications	(484)	45	76	(363)
Net gains reclassified from accumulated other comprehensive loss	-	(9)	-	(9)
Net current period other comprehensive income (loss)	(484)	36	76	(372)

Ending balance	$(917)	$36	$(102)	$(983)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the three months ended September 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(103)	-	$(264)	$(367)
Net other comprehensive income before reclassifications	54	-	16	70

Ending balance	$(49)	-	$(248)	$(297)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes, for the nine months ended September 30, 2017 (unaudited):

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$(324)
Net other comprehensive income (loss) before reclassifications	87	975	(41)	1,021
Net gains reclassified from accumulated other comprehensive income (loss)	-	(994)	-	(994)
Net current period other comprehensive income (loss)	87	(19)	(41)	27

Ending balance	$(49)	-	$(248)	$(297)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) (unaudited):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Income
Three months ended September 30,
	2018	2017

Unrealized gains on cash flow hedges, net	$1	$-	Cost of revenues
	6	-	Research and development
	1	-	Sales and marketing
	1	-	General and administrative

	9	-	Total, before income taxes

	-	-	Income tax expense

	$9	$-	Total, net of income taxes

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) (unaudited):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Income
	Nine months ended September 30,
	2018	2017

Unrealized gains on cash flow hedges, net	$1	$166	Cost of revenues
	6	570	Research and development
	1	151	Sales and marketing
	1	153	General and administrative

	9	1,040	Total, before income taxes

	-	46	Income tax expense

	$9	$994	Total, net of income taxes

k.	Certain amounts in prior year have been reclassified to conform to the current quarter presentation.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	BUSINESS COMBINATION

On the Acquisition Date the Company completed the Acquisition of substantially all of the assets and activities of Gamatronic, a provider and manufacturer of UPS devices.

The Company determined that such Acquisition will be accounted for as a business combination in accordance with ASC 805 "Business Combinations".

The results of Gamatronic's operations and the net fair value of the assets acquired have been included in the Company's interim consolidated financial statements since the Acquisition Date.

The Acquisition Date fair value of the consideration transferred totaled to $12,083, which consisted of the following:

Cash	$11,223
Earn-out provision (*)	860
Total	$12,083

(*) The purchase agreement includes an earn-out provision requiring the Company to pay an amount of 50% and 33% of the Company’s UPS business division’s net income for the first and second years following the Acquisition Date, respectively. The Company estimated the fair value of the contingent consideration based on Monte-Carlo model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

During the period of three months ended September 30, 2018, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of the assets and activities of Gamatronic.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date:

July 1, 2018

Inventory	$6,020
Fixes Assets	291
Current Technology	2,048
Customer relationships	810
Backlog	193
Total identifiable assets acquired	9,362

Warranty provision	(61)

Net identifiable assets acquired	9,301

Goodwill	2,782

Net assets acquired	$12,083

Those definite-lived intangible assets include current technology of $2,048 (7 year useful life), customer relationships of $810 (7 year useful life), and backlog of $193 (2 months weighted-average useful life).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	BUSINESS COMBINATION (Cont.)

The goodwill recognized is attributable primarily to acquired technology, expected synergies and the assembled workforce from Gamatronic. The goodwill is expected to be deductible for income tax purposes over a period of 10 years. As of September 30, 2018, there were no changes in the recognized amounts of goodwill resulting from the Acquisition.

The Company recognized $28 of Acquisition related costs that were expensed in the current period. These costs are included in the consolidated income statement in general and administrative expenses.

The Company did not disclose the amount of revenues and earnings of the acquired UPS division for the period from the Acquisition Date to September 30, 2018 since the results of the acquired operations are immaterial to the Company’s condensed consolidated statements of income.

NOTE 3:-	INVENTORIES

	September 30, 2018	December 31, 2017
	(unaudited)

Raw materials	$33,955	$25,887
Work in process	1,892	-
Finished goods	71,332	57,105

	$107,179	$82,992

NOTE 4:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017
	(unaudited)

Balance, at beginning of period	$78,811	$58,375
Additions and adjustments to cost of revenues	47,819	23,758
Utilization and current warranty expenses	(18,911)	(10,566)

Balance, at end of period	107,719	71,567
Less current portion	(21,660)	(12,942)

Long term portion	$86,059	$58,625

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2018 (unaudited) by level within the fair value hierarchy:

	Balance as of	Fair value measurements
Description	September 30, 2018	Level 1	Level 2	Level 3

Assets:
Cash equivalents:
Money market mutual funds	$20,685	$20,685	-	-

Derivative instruments assets, net	$237	-	$237	-

Short-term marketable securities:
Corporate bonds	$137,667	-	$137,667	-
Governmental bonds	$10,585	-	$10,585	-

Long-term marketable securities:
Corporate bonds	$100,546	-	$100,546	-
Governmental bonds	$1,694	-	$1,694	-

Liabilities:
Short-term Earn-out provision	$-	-	-	$(528)

Long-term Earn-out provision	$-	-	-	$(332)

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term bank deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values on September 30, 2018 due to the short-term maturity of these instruments.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2018 (unaudited), contingent liabilities exist regarding guarantees in the amount of $1,398, $56, $176 and $366 in respect of office rent lease agreements, customs transactions, credit card limits and securing projects with customers, respectively.

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

As of September 30, 2018 (unaudited), the Company had non-cancelable purchase obligations totaling approximately $278,024 out of which the Company already recorded a provision for loss in the amount of $1,954.

As of September 30, 2018 (unaudited), the Company had contractual obligations for capital expenditures totaling approximately $36,153 these commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

In June 2018, the Company was served with a complaint from a trustee of a former customer that filed for bankruptcy in the US. The lawsuit seeks to recover approximately $2,481 based on theories of preferential and fraudulent transfers. The Company believes it has valid defenses to the claims in this lawsuit and does not expect the outcome of the litigation matters to have a material effect on its balance sheets, statements of income or cash flows.

On September 20, 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG. The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe plaintiff’s patents EP 2 228 895 B1 and EP 1 610 452 B1. In its complaint, SMA Solar Technology requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also suggests a value in dispute of €5 million (approximately $5.8 million) for both patents. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit and does not expect the outcome of the litigation matters to have a material effect on its balance sheets, statements of income or cash flows.

NOTE 7:-	STOCK CAPITAL

a.	Common Stock:

	Authorized		Issued and outstanding
Number of shares
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	45,750,400	43,812,601

b.	Stock Incentive plans:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and consultants of the Company and its Subsidiaries. As of September 30, 2018 (unaudited), a total of 8,080,717 (unaudited) shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

As of September 30, 2018 (unaudited), an aggregate of 3,453,698 shares of common stock are still available for future grant under the 2015 Plan.

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the six months ended September 30, 2018 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2017	3,524,310	7.40	6.35	106,251
Granted	180,983	38.05
Exercised	(1,270,943)	4.89
Forfeited or expired	(22,746)	8.44
Outstanding as of September 30, 2018	2,411,604	11.01	6.44	64,307

Vested and expected to vest as of September 30, 2018	2,357,632	10.92	6.42	63,098

Exercisable as of September 30, 2018	1,698,620	7.55	5.79	51,134

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

The total intrinsic value of options exercised during the nine months ended on September 30, 2018 (unaudited) was $58,278.

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended September 30, 2018 (unaudited) was $20.83.

d.	A summary of the activity in the RSUs granted to employees and members of the board of directors for the nine months ended September 30, 2018 (unaudited) is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2017	2,087,992	24.33
Granted	713,595	48.07
Vested	(586,290)	23.15
Forfeited	(157,723)	27.99
Unvested as of September 30, 2018	2,057,574	32.62

e.     Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of September 30, 2018 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	September 30,	Exercise	September 30,	Exercisable
Date	2018	price	2018	Through

January 27, 2014	138	3.51	27	January 27, 2024
May 1, 2014	455	3.51	455	May 1, 2024
September 17, 2014	3,936	3.96	3,936	September 17, 2024
October 29, 2014	1,949	5.01	505	October 29, 2024
August 19, 2015	5,251	0.00	-	-
November 8, 2015	667	0.00	-	-
April 18, 2016	625	0.00	-	-
July 11, 2016	1,001	0.00	-	-
September 21, 2016	2,000	15.34	-	September 21, 2026
September 21, 2016	3,500	0.00	-	-
March 15, 2017	5,500	0.00	-	-
March 15, 2017	5,500	13.70	-	March 15, 2027
March 27, 2017	2,750	0.00	-	-
November 20, 2017	4,876	0.00	-	-
January 2, 2018	5,749	0.00	-	-
July 1, 2018	5,034	0.00	-	-

	48,931		4,923

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the nine months ended September 30, 2018 (unaudited) and 2017 (unaudited) in the amounts $1,070 and $582, respectively.

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of September 30, 2018 (unaudited), a total of 1,739,280 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

 As of September 30, 2018 (unaudited), 323,342 common stock shares had been purchased under the ESPP.

 As of September 30, 2018 (unaudited), 1,415,938 common stock shares were available for future issuance under the ESPP.

 In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employees and ESPP in the condensed consolidated statement of operations for the nine months ended on September 30, 2018 (unaudited) and 2017 (unaudited), as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Cost of revenues	$1,127	$538	$3,019	$1,548
Research and development	2,988	1,423	7,975	3,908
Selling and marketing	2,250	1,439	6,548	3,673
General and administrative	1,585	1,137	4,385	3,054

Total stock-based compensation expense	$7,950	$4,537	$21,927	$12,183

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	STOCK CAPITAL (Cont.)

As of September 30, 2018 (unaudited), there was a total unrecognized compensation expense of $70,100 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from October 1, 2018 through August 31, 2022.

NOTE 8:-	BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and nine months ended September 30, 2018 (unaudited).

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three months ended September 30, 2017 (unaudited).

The total weighted average number of shares related to the outstanding stock options and RSUs, excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 263,355 for the nine months ended September 30, 2017 (unaudited).

The following table presents the computation of basic and diluted net earnings per share for the periods presented (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Numerator:
Net income	$45,643	$27,971	$115,897	$64,670

Denominator:
Shares used in computing net earnings per share of common stock, basic	45,601,540	42,433,648	45,025,661	41,831,400
Effect of stock-based awards	2,679,700	3,697,908	3,065,524	3,106,127
Shares used in computing net earnings per share of common stock, diluted	48,281,240	46,131,556	48,091,185	44,937,527

Basic net income per share	$1.00	$0.66	$2.57	$1.55
Diluted net income per share	$0.95	$0.61	$2.41	$1.44

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-        INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended September 30		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Current year taxes	$(10,524)	$878	$1,773	$2,906
Deferred tax income net, and others	(1,771)	(787)	(4,789)	(3,390)

Taxes on income (tax benefit)	$(12,295)	$91	$(3,016)	$(484)

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax basis of assets and liabilities based on the tax rates anticipated to be in effect when the deferred taxes are expected to be paid or realized.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)

Net assets in respect of:

Research and Development carryforward expenses	$8,082	$5,380
Stock based compensation	2,657	1,622
Allowances, provisions and others	2,479	1,338

Net deferred tax assets	$13,218	$8,340

c.	Uncertain tax positions:

As of September 30, 2018, the Company recognized a total liability for uncertain tax positions in an immaterial amount.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-        INCOME TAXES (Cont.)

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P), the tax on which the Company previously deferred from US income taxes under US law.

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

In 2017, the Company calculated its best estimate of the impact of the TCJA in its year end income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of the respective filing and as a result recorded $19.2 million as an additional income tax expense in the period in which the legislation was enacted.

In August and September 2018, the Internal Revenue Service (“IRS”) issued proposed regulations related to the one-time transition tax and GILTI, which the Company is in the process of evaluating. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional charge is subject to revisions as the Company continues to complete its analysis of the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

As of September 30, 2018, upon further analyses of the TCJA and proposed regulations by the U.S. Department of the Treasury and the IRS, the Company changed its estimated provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings and, accordingly, reduced its December 31, 2017 provisional accrual by approximately $10.3 million, which is included as a component of income tax expense from continuing operations. The Company has elected to pay its transition tax over the eight-year period provided in the TCJA.

As of September 30, 2018, upon further analyses of the TCJA and proposed regulations by the U.S. Department of the Treasury and the IRS, the Company revisited its estimated impact of GILTI on the Company’s income tax provision and, accordingly, reduced by $3.9 million its accrual which has been recorded in prior interim periods in 2018. Consequently, the tax provision with respect to GILTI did not have a significant effect on the Company’s income statement for the nine-months period ended September 30, 2018. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of GAAP.

As of September 30, 2018, the Company has not completed its accounting for the estimated tax effects of the TCJA, including, but not limited to, the tax charge, which remains provisional as of September 30, 2018.

The final impact of the U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the Company has made in its assessment, conclusion of the effects of the TCJA, including but not limited to, the GILTI provisions, further refinement of the Company’s calculations, regulations and additional guidance that may be issued by the U.S. government. As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period in which the amounts are determined, not to exceed 12 months from the date of enactment of the TCJA.

e.
On October 24, 2018, SolarEdge Technologies Ltd., the Company’s Israeli subsidiary received an approval from the Israeli Tax Authorities confirming the applicability of the two-year tax exemption as provided in the Encouragement of Capital Investments Law, 1959 with respect to its Benefited Enterprise until December 31, 2018. The Company is analyzing the effect of such approval for extended beneficial terms through December 31, 2018 and shall reflect such effect upon completion of its analysis.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three month period ended September 30, 2018 (unaudited) and 2017 (unaudited), the Company had one and two major customers that accounted for 15.7% and 21.6% of its consolidated revenues, respectively.

For the nine month period ended September 30, 2018 (unaudited) and 2017 (unaudited), the Company had one major customer that accounted for 17.3% and 12.5% of its consolidated revenues, respectively.

b.	As of September 30, 2018 (unaudited) and December 31, 2017, two major customers accounted for approximately 34.1% and 35.2%, respectively, of the Company’s net accounts receivable.

NOTE 11:-     SUBSEQUENT EVENTS

a.
On October 4, 2018, the Company exercised its right to purchase all of the outstanding shares of Gamatronic (UK) Limited for the aggregate amount of approximately $1.3 million. This right was contemplated in the Acquisition of substantially all of the assets and activities of Gamatronic’s UPS business.

b.
On October 17, 2018, the Company closed an acquisition of approximately 75% of Kokam Co., Ltd. (“Kokam”), a provider of Lithium-ion cells, batteries and energy storage solutions.  The acquisition was made pursuant to several Share Purchase Agreements with different parties (the “SPAs”).  The SPAs became effective October 11, 2018, and the Company’s total consideration was approximately $88 million, including transaction related expenses. The Company determined that such acquisition will be accounted as a business combination in accordance with ASC 805 "Business Combinations” and currently assessing the accounting consequences of the acquisition, that will be reflected in 2018 annual consolidated financial statement.

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential acquisitions and growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on‑grid solar electricity applications;

•	changes in the U.S. trade environment, including the recent imposition of import tariffs;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic ("PV") system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers and suppliers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer’s financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets;

•	consolidation in the solar industry among our customers and distributors; and

•	the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report.

Except as required by law, we assume no obligation to update these forward looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

Overview

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Supporting increased PV proliferation, the SolarEdge system consists of power optimizers, inverters, communication and smart energy management solutions, and a cloud-based monitoring platform. SolarEdge's solutions addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.  We believe that these benefits, along with our comprehensive and advanced safety features, are highly valued by our customers.

Our revenues for the three months ended September 30, 2018 and 2017 were $236.6 million and $166.6 million, respectively. Gross margin was 33.0% and 34.9% for the three months ended September 30, 2018 and 2017, respectively. Net income was $45.6 million and $28.0 million for the three months ended September 30, 2018 and 2017, respectively.

Our revenues for the nine months ended September 30, 2018 and 2017 were $673.6 million and $417.7 million, respectively. Gross margin was 35.6% and 34.4% for the nine months ended September 30, 2018 and 2017, respectively. Net income was $115.9 million and $64.7 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, we have shipped approximately 30.9 million power optimizers and 1.3 million inverters. Approximately 750,000  installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of September 30, 2018, we have shipped approximately 9.6 GW of our DC optimized inverter systems. Our products are sold in approximately 58 countries, and are installed in solar PV systems in more than 130 countries.

On July 1, 2018, we closed an asset purchase agreement (the "Gamatronic Acquisition”) with Gamatronic Electronics Ltd. (“Gamatronic”), acquiring the business for the development, manufacturing and sale of Uninterruptible Power Supply systems, also known as UPSs. We purchased substantially all of Gamatronic’s assets, including its intellectual property, brand and tangible assets, for approximately $11.2 million and are commited to a two year earn out provision for cash payments equal to 50% and 33% of the net income of the UPS business in the first and second years following the closing, respectively.

Subsequent Events

On October 4, 2018, we exercised our right to purchase all of the outstanding shares of Gamatronic (UK) Limited for the aggregate amount of approximately £ 1 million (approximately $1.3 million USD). This UK company is responsible for the sale of UPS products and employs approximately ten people.

On October 17, 2018, we closed an acquisition (the “Kokam Acquisition”) of approximately 75% of Kokam Co., Ltd. (“Kokam”), a provider of Lithium-ion cells, batteries and energy storage solutions. The Kokam Acquisition was made pursuant to (i) a Share Purchase Agreement with Mr. Ji Jun Hong (the “Hong Purchase Agreement”) for the purchase of shares representing approximately 32.2% of Kokam at an aggregate cash purchase price of 37.8 billion Korean wan (approximately $33.2 million) and (ii) agreements with various shareholders of Kokam (the “Ancillary Purchase Agreements” and, together with the Hong Purchase Agreement, the “SPAs”) for the purchase of shares representing approximately 42.8% of Kokam at an aggregate cash purchase price of 41.4 billion Korean wan (approximately $36.4 million).  The Company’s aggregate investment in Kokam will be approximately $88 million, including transaction related expenses.

The Company and Mr. Hong agreed in the Hong Purchase Agreement to indemnify one another for certain breaches of representations and warranties stated therein.  Out of the consideration payable under the Hong Purchase Agreement, an amount equal to 8.3 billion Korean wan was placed in an escrow account to satisfy potential indemnification obligations to the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Inverters shipped	121,836	89,737	335,249	222,518
Power optimizers shipped	3,004,264	2,041,115	8,217,332	5,285,272
Megawatts shipped (1)	1,083	676	2,868	1,695

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenues	$236,578	$166,552	$673,567	$417,705
Cost of revenues	158,596	108,498	434,042	273,909
Gross profit	77,982	58,054	239,525	143,796
Operating expenses:
Research and development	20,109	14,363	57,535	38,546
Sales and marketing	16,938	13,217	49,097	35,953
General and administrative	6,898	5,078	17,427	12,782
Total operating expenses	43,945	32,658	124,059	87,281
Operating income	34,037	25,396	115,466	56,515
Financial expenses (income), net	689	(2,666)	2,585	(7,671)
Income before taxes on income	33,348	28,062	112,881	64,186
Taxes on income (tax benefit)	(12,295)	91	(3,016)	(484)
Net income	$45,643	$27,971	$115,897	$64,670

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Revenues	$236,578	$166,552	$70,026	42.0%

Revenues increased by $70.0 million, or 42.0%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in the number of systems sold, with significant growth in revenues coming from the United States, Netherlands, Australia, Japan and Israel. Non-U.S. revenues comprised 49.4% of our revenues in the three months ended September 30, 2018 as compared to 50.9% in the three months ended September 30, 2017. Sales of UPS systems in the three months ended September 30, 2018 were negligible.

The number of power optimizers sold increased by approximately 1.0 million units, or 47.7%, from approximately 2.0 million units in the three months ended September 30, 2017 to approximately 3.0 million units in the three months ended September 30, 2018. The number of inverters sold increased by approximately 35,900 units, or 40.8%, from approximately 87,800 units in the three months ended September 30, 2017 to approximately 123,700 units in the three months ended September 30, 2018. Overall, blended average selling price ("ASP") per Watt decreased by 15.5%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This blended ASP erosion is attributed to:

•	a change in the mix of products, yielding a higher portion of sales of commercial products that are characterized with lower ASP per Watt in comparison to residential products;

•	price reductions of our commercial products initiated by the company in order to increase market share in this segment;

•	the introduction of new commercial products with higher capacity which carry a lower ASP per watt;

•	weaker Euro rate against the US Dollar which is translated to a lower ASP when calculated in U.S. Dollars, combined with a growing proportion of our Euro denominated revenues; and

•	selective price decreases of our residential products.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Cost of revenues	$158,596	$108,498	$50,098	46.2%
Gross profit	$77,982	$58,054	$19,928	34.3%

Cost of revenues increased by $50.1 million, or 46.2%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to:

•	an increase in the volume of products sold;

•	increased warranty expenses and warranty accruals of $9.5 million associated primarily with the rapid increase in our install base;

•
increased personnel-related costs of $3.5 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and as result of the acquisition of our UPS division and operation, including the hiring most of employees as part of that transaction;

•	increased shipment and logistical costs of $1.3 million attributed, in part, to the growth in volumes shipped;

•	an increase of $0.6 in other costs related to the UPS division’s operations; and

•	amortization of intangible assets and cost of product adjustment of $0.4 related to the asset acquisition of the UPS division.

Gross profit as a percentage of revenue decreased from 34.9%, in the three months ended September 30, 2017, to 33.0% in the three months ended September 30, 2018, primarily due to:

•	increased warranty and support services expenses and accruals;

•	lower gross profit on UPS products due to under utilization of production facilities; and

•	amortization of intangible assets and cost of product adjustment related to the UPS assets acquisition.

These were partially offset by:

•	reductions in per unit production costs that exceeded price erosion of our products;

•	increased efficiency in our supply chain;

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(in thousands)
Research and development, net	$20,109	$14,363	$5,746	40.0%

Research and development costs increased by $5.7 million, or 40.0%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to:

•
an increase in personnel-related costs of $5.0 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation, resulting from the impact of the increase in our stock price affecting the fair value of restricted share awards. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market;

•	expenses related to other directly related overhead costs and travel that increased by $0.3 million; and

•	depreciation expenses related to lab equipment and amortization expenses related to intangible assets that increased by $0.4 million.

Sales and Marketing

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Sales and marketing	$16,938	$13,217	$3,721	28.2%

Sales and marketing expenses increased by $3.7 million, or 28.2%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to:

•
an increase in personnel-related costs of 2.6 million as a result an increase in headcount supporting our growth in the U.S., Europe and the rest of the world, as well as salary expenses associated with employee equity compensation resulting from the impact of the increase in our stock price affecting the fair value of any share award;

•	expenses related to other overhead costs and travel that increased by $0.5 million;

•	expenses related to external consultants and sub-contractors, increased by $0.3 million; and

•	expenses related to depreciation, other sales expenses and marketing activity that increased by $0.3 million.

General and Administrative

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
General and administrative	$6,898	$5,078	$1,820	35.8%

General and administrative expenses increased by $1.8 million, or 35.8%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to:

•
an increase in personnel-related costs of $1.5 million related to: (i) higher headcount in the legal, finance, human resources, and information technology department,  principally as a  result of our continued growth, and (ii) changes in management compensation and increased expenses related to equity-based compensation  resulting from the impact of the increase  in our stock price affecting the fair value of any share award;

•	other overhead costs, depreciation, and travel expenses, which in the aggregate, increased by $0.3 million;

•	expenses related to external consultants and sub-contractors increased by $0.2 million, partially due to legal proceedings initiated by us; and

•	expenses related to consulting services related to UPS asset acquisition.

This increase was offset by a decrease in costs related to the accrual of doubtful and bad debts of $0.2 million.

Financial expenses (income), net

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Financial expenses (income), net	$689	$(2,666)	$3,355	N/A

Financial expenses were $0.7 million in the three months ended September 30, 2018, as compared to financial income of $2.7 million in the three months ended September 30, 2017, primarily due to:

•	an increase of $3.9 million in foreign exchange fluctuations, mostly between the Euro and the New Israeli Shekel against the U.S. Dollar;

•
an increase of $0.7 million in interest expenses, mainly related to advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606); and

•	an increase of $0.1 million in other financial expenses and bank charges.

The increase in these expenses was offset by:

•	an increase of $0.9 milliion in interest income and accretion (amortization) of discount (premium) on marketable securities; and

•	a decrease of $0.5 million in costs related to hedging transactions.

Taxes on Income (Tax benefit)

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Taxes on income (Tax benefit)	$(12,295)	$91	$(12,386)	N/A

Tax benefits were $12.3 million in the three months ended September 30, 2018, as compared to taxes on income of $0.1 million in the three months ended September 30, 2017, primarily due to:

•
a decrease in the tax provision of $10.3 million in the three months ended September 30, 2018, related to a change in our estimate with respect to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings;

•
 a decrease of the tax provision of $3.9 million in the three months ended September 30, 2018, due to a change in our estimate with respect to the assessment of the Global Intangible Low Taxed Income (“GILTI”) inclusion; and

•	an increase of $0.8 million in deferred tax asset, net.

These tax benefits were offset by an increase of $2.6 million in current tax expenses in all jurisdictions.

Net Income

	Three Months Ended September 30,		Three Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Net income	$45,643	$27,971	$17,672	63.2%

As a result of the factors discussed above, net income increased by $17.7 million, or 63.2%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenues

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Revenues	$673,567	$417,705	$255,862	61.3%

Revenues increased by $255.9 million, or 61.3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to an increase in the number of systems sold with significant growth in revenues coming from the U.S., Europe, Australia, Japan and Israel. Non-U.S. revenues comprised 47% of our revenues for the nine months ended September 30, 2018, as compared to 45.3% for the nine months ended September 30, 2017.

The number of power optimizers sold increased by approximately 3.0 million units, or 57.6%, from approximately 5.2 million units in the nine months ended September 30, 2017, to approximately 8.2 million units in the nine months ended September 30, 2018. The number of inverters sold increased by approximately 117,900 units, or 54.2%, from approximately 217,300 units in the nine months ended September 30, 2017 to approximately 335,200 units in the nine months ended September 30, 2018. Our ASP per watt for units shipped decreased by 7.9%, in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This blended ASP per Watt erosion is mainly attributed to the following items:

•	change in the mix of products towards higher portion of commercial products that are characterized with lower ASP per Watt in comparison to residential product;

•	price declines of our commercial products initiated by the compamy in order to increase market share in this segment;

•	the introduction of new commercial products with higher capacity which represent further lower ASP per watt; and

•	selective price decreases of our residential products.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Cost of revenues	$434,042	$273,909	$160,133	58.5%
Gross profit	$239,525	$143,796	$95,729	66.6%

Cost of revenues increased by $160.1 million, or 58.5%, in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to:

•	an increase in the volume of products sold

•	increased warranty expenses and warranty accruals of $24.1 million associated primarily with the rapid increase in our install base;

•	increased shipment and logistical costs of $12.1 million attributed, in part to the growth in volumes shipped, and to an increase in air shipments caused by power component shortages; and

•
increased  personnel-related costs of $9.3 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and as result of the acquisition of our UPS division and operation, including hiring most of the division’s employees as part of that transaction.

Gross profit as a percentage of revenue increased from 34.4% in the nine months ended September 30, 2017, to 35.6% in the nine months ended September 30, 2018, primarily due to:

•	reductions in per unit production costs that exceeded price erosion of our products;

•	increased efficiency in our supply chain; and

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Research and development	$57,535	$38,546	$18,989	49.3%

Research and development increased by $19.0 million, or 49.3%, in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to:

•
an increase in personnel-related costs of $15.9 million  resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation, resulting from the impact of the increase in our stock price affecting the fair value of any share award. The increase in headcount reflects our continuing investment in  enhancements of existing products as well as development associated with bringing new products to market;

•	expenses related to other directly related overhead costs and travel expenses that increased by $1.1 million;

•	depreciation expenses related to lab equipment and amortizion expenses related to inatangible asstets that increased by $1.0 million;

•	expenses related to materials consumption and other cost increased by $0.6 million; and

•	expenses related to consultants and sub‑contractors that increased by $0.4 million.

Sales and Marketing

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Sales and marketing	$49,097	$35,953	$13,144	36.6%

Sales and marketing expenses increased by $13.1 million, or 36.6%, in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to:

•
an increase in personnel-related costs of $10.5 million as a result of an increase in headcount supporting our growth in the U.S., Europe and the rest of the world, as well as salary expenses associated with employee equity compensation resulting from the impact of the increase in our stock price affecting the fair value of any share award;

•	expenses related to other overhead costs and travel expenses that increased by $1.1 million;

•	expenses related to other sales and marketing activity that increased by $0.8 million;

•	expenses related to external consultants and sub-contractors that increased by $0.4 million; and

•	depreciation expenses increased by $0.3 million

General and Administrative

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
General and administrative	17,427	$12,782	$4,645	36.3%

General and administrative expenses increased by $4.6 million, or 36.3%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to:

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

•	expenses related to external consultants and sub-contractors increased by $1.2 million, partially due to a legal proceedings initiated by us during 2018;

•	expenses related to other overhead costs and travel expnses which increased by $0.8 million;

•	other cost and depreciation expenses which increased by $0.3 million.

These increases were offset by costs related to doubtful debts which decreased by $1.0 million.

Financial expense (income), net

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Financiael expense (income), net	$2,585	$(7,671)	$10,256	N/A

Financial expenses were $2.6 million in the nine months ended September 30, 2018, as compared to financial income of $7.7 million in the nine months ended September 30, 2017, primarily due to:

•	an increase of $11.7 million in foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar;

•
an increase of $1.7 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of ASC 606; and

•	an increase of $0.3 million in other financial expenses and bank charges .

The increase in these expenses was offset by:

•	a decrease of $1.8 million in costs related to hedging transactions; and

•	an increase of $1.6 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income (Tax Benefit)

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Tax on Income (Tax benefit)	$(3,016)	$(484)	$(2,532)	523.1%

Tax benefits increased by $2.5 million, or 523.1%, in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to:

•
a decrease in the tax provision of $9.5 million in the nine months ended September 30, 2018, related to a change in our estimate with respect to the  one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings; and

•	an increase of $1.7 million in deferred tax asset, net.

These tax benefits were offset by:

•
an increase of $7.4 million in current tax expenses in Israel as a result of the assumed termination during 2018 of the two-year tax exemption term under the terms of the Israeli Encourangment of Capital Law, 1959;

•	an increase of $0.8 million in current tax expenses in other jurisdictions; and

•	a tax income related to the previous year’s tax credit of $0.5 million which was recorded during the six months ended June 30, 2017.

Net Income

	Nine Months Ended September 30,		Nine Months Ended September 30, 2017 to 2018
	2018	2017	Change
	(In thousands)
Net income	$115,897	$64,670	$51,227	79.2%

As a result of the factors discussed above, net income increased by $51.2 million, or 79.2% in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$34,335	$33,667	$142,205	$90,830
Net cash provided by (used in) investing activities	(56,622)	884	(120,571)	(49,159)
Net cash provided by financing activities	324	1,672	7,915	3,795
Increase (decrease) in cash, cash equivalents and restricted cash	$(21,963)	$36,223	$29,549	$45,466

As of September 30, 2018, our cash, cash equivalents and restricted cash were $195.0 million. This amount does not include $250.5 million invested in available-for-sale marketable securities and $7.8 million invested in short-term bank deposits. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the nine months ended September 30, 2018, cash provided by operating activities was $142.2 million, derived mainly from a net income of $115.9 million that included $26.8 million of non-cash expenses, an increase of $28.8 million in warranty obligations, $21.6 million of deferred revenues, $13.2 million in trade payables, net and other accounts payable and $1.2 million in accruals for employees which were offset by an increase of $42.4 million in trade receivables, net, $18.1 million in inventories and $4.8 million in prepaid expenses and other receivables.

For the nine months ended September 30, 2017, cash provided by operating activities was $90.8 million, derived mainly from a net income of $64.7 million, $15.3 million of non-cash expenses, an increase of $16.0 million in trade payables and other accounts payable, $13.2 million in warranty obligations, $9.7 million of deferred revenues, $4.5 million in accruals for employees and a decrease of $5.0 million in inventories. The cash from operating activities was offset by an increase of $20.2 million in trade receivables, net and $17.4 million in prepaid expenses and other receivables.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $120.6 million, of which $143.1 million was invested in available-for-sale marketable securities, $30.1 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements, $7.8 million invested in short-term bank deposits and $11.2 million was invested in assets as part of the acquisition of our UPS division. This was offset by $71.6 million from the maturities of available-for-sale marketable securities.

During the nine months ended September 30, 2017, net cash used in investing activities was $49.2 million, of which $82.5 million was invested in available-for-sale marketable securities and $13.2 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $46.5 million from the maturities of available-for-sale marketable securities.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $7.9 million, all attributed to cash received from the exercise of employee and non-employee stock options.

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

Foreign Currency Exchange Risk

Approximately 41.8% and 40.3% of our revenues for the nine months ended September 30, 2018 and 2017, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2018, between the Euro and the U.S. Dollar would increase or decrease our net income by $18.5 million for the nine months ended September 30, 2018. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2018, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $6.9 million for the nine months ended September 30, 2018.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts contracts and put and call options, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances denominated in Euros expected to be paid within nine months. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets

On September 30, 2018, we had cash, cash equivalents and restricted cash of $195.0 million, an available-for-sale marketable securities with an estimated fair value of $250.5 million, which securities were held for working capital purposes, and short-term bank deposit of $7.8 million. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2018, two major customers accounted for approximately 34.1% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

Changes in Internal Control over Financial Reporting

Following adoption of ASC 606 guidance on January 1, 2018, we implemented changes to our processes related to revenue recognition and the related control activities. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

Following adoption of ASC 805, Business Combination and ASC 350, Intangible-Goodwill and other Assets, we implemented new processes related to business combination and intangible-goodwill and the related control activities.

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

In June 2018 we were served with a complaint from a trustee of a former customer that filed for bankruptcy in the United States.  The lawsuit seeks to recover approximately $2.5 million based on theories of preferential and fraudulent transfers. We believe we have valid defenses to the claims asserted in this lawsuit and we do not expect the outcome of the litigation matters to have a material adverse effect on our Balance Sheets, Statements of Income or Cash Flows.

On September 20, 2018, our German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG. The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe plaintiff’s patents EP 2 228 895 B1 and EP 1 610 452 B1. In its complaint, SMA Solar Technology requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also asserts a value in dispute of five million Euros for both patents.

We believe we have meritorious defenses to the claims asserted and intend to vigorously defend against this lawsuit and does not expect the outcome of the litigation matters to have a material effect on its balance sheets, statements of income or cash flows.

In addition, in the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company). It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A       RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the supplemental risk factors disclosed in our Form 10-Q for the quarter ended June 30, 2018 and the risk factor added forth below:

Changes in the U.S. trade environment, including the most recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

The U.S. government recently proposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States.  In January 2018, a tariff on imported solar modules and cells was adopted in the United States. The tariff, which tariff does not apply directly to our products, except possibly with respect to power optimizers that are embedded onto solar panels in China, was initially set at 30%, with a gradual reduction over four years to 15%. In addition, in July 2018, a 10% tariff on a long list of products imported from China, including inverters and power optimizers was adopted in the United States under Section 301 of the Trade Act of 1974,  and became effective on September 24, 2018.  An additional increase of the tariffs to 25% is expected to take effect on January 1, 2019. We cannot assure you as to whether additional tariffs will be imposed in the future.

These tariffs and the possibility of additional tariffs in the future have created uncertainty  in the industry concerning whether they will cause a material increase in the price of solar systems in the United States. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products.  Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5          OTHER INFORMATION

None.

ITEM 6          EXHIBITS

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
2.1	Hong Purchase Agreement*	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
99.1	Form of Ancillary Purchase Agreement	Filed with this report.
101.INS	XBRL Instance Document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

* The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  SolarEdge hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2018	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 2, 2018	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)