Form 10-K
period 2018-12-31
SolarEdge Technologies Inc
filed 2019-02-28
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes          No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $ 2,068,517,229 (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $47.85 per share as reported on the Nasdaq Global Select Market.

As of February 26, 2019, there were 47,255,226 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Item 1. Business,” “Item 1A. Risk Factors” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new product developments, financing and investment plans, competitive position, industry and regulatory environment, potential growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our limited history of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	changes in the U.S. trade environment, including the recent imposition of import tariffs;

•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost-effective manner;

•	our dependence upon a small number of outside contract manufacturers and suppliers;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

•	delays, disruptions, and quality control problems in manufacturing;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customer's financial stability, creditworthiness, and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market, and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in global currency exchange rates;

•	unrest, terrorism, or armed conflict in Israel;

•	general economic conditions in our domestic and international markets;

•	consolidation in the solar industry among our customers and distributors; and

the other factors set forth under “Item 1A. Risk Factors. ”Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.          BUSINESS

Introduction

We have invented an intelligent inverter solution that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Supporting increased PV proliferation, the SolarEdge system consists of our power optimizers, inverters, communication and smart energy management solutions, and a cloud based monitoring platform. SolarEdge's solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility‑scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 10.6 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in 133 countries.

Historically, the solar PV industry used traditional string and central inverter architectures to harvest PV solar power. However, traditional inverter architectures result in energy losses as well as systemic challenges in design flexibility, safety, and monitoring. In recent years, microinverter technology was introduced in an attempt to resolve these challenges, but this technology has certain inherent limitations. We believe that our DC optimized inverter system, consisting of an inverter and distributed power optimizers, best addresses all of these challenges.

Our system allows for superior power harvesting and module management relative to traditional inverter systems by deploying power optimizers at each PV module while maintaining a competitive system cost by keeping the AC inversion and grid interaction centralized using a simplified DC‑AC inverter. The entire system is monitored through our cloud‑based monitoring platform that enables reduced system operation and maintenance (“O&M”) costs. Our system enables each PV module to operate at its own maximum power point (“MPP”), rather than a system‑wide average, enabling dynamic response to real‑world conditions, such as atmospheric conditions, PV module aging, soiling and shading and offering improved energy yield relative to traditional inverter systems. In addition to higher efficiency, our system’s installed cost per watt is competitive with traditional inverter systems of leading manufacturers and generally lower than comparable microinverter systems of leading manufacturers. Furthermore, our architecture allows for complex rooftop system designs and enhanced safety and reliability. Our technology and system architecture are protected by 147 awarded patents and 200 patent applications filed worldwide as of December 31, 2018.  We also have protection for some of our battery-related technology through Kokam with 143 awarded patents and 9 pending applications.

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

We were founded in 2006 and began commercial shipments in 2010. As of December 31, 2018, we have shipped approximately 34.1 million power optimizers and 1.4 million inverters. More than 920,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud based monitoring platform.

In July 2018, we closed an asset purchase agreement (the "Gamatronic Acquisition”) with Gamatronic Electronics Ltd. (“Gamatronic”), acquiring the assets of a business for the development, manufacturing and sale of uninterruptible power supply systems, also known as UPSs, for the aggregate amount of $12.1 million. We purchased substantially all of Gamatronic’s assets, including its intellectual property, brand and tangible assets. In October 2018, we also purchased the shares of Gamatronic (UK) Limited, a UK wholly owned subsidiary of Gamatronic responsible for the sale of these UPS products in the UK for approximately $1.0 million, net of cash acquired.

In October 2018, we closed an acquisition (the “Kokam Acquisition”) of 74.5% of Kokam Co., Ltd. (“Kokam”), a provider of Lithium-ion cells, batteries and energy storage solutions for approximately $82.5 million USD, net of cash acquired. Since the Kokam Acquisition and to date, we have increased our shareholdings in Kokam to approximately 94.0%. Headquartered in South Korea, Kokam was founded in 1989, and has been manufacturing lithium-ion cells and providing reliable, safe, high-performance solutions for the past twenty-nine years. Kokam provides battery solutions for a wide-variety of industries, including energy storage systems, also known as ESS, UPS, electric vehicles (EV), aerospace and the marine market.

Limitations of Traditional PV System Technologies

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

Our power optimizers are designed to withstand high temperatures and harsh environmental conditions, and contain multiple bypass features that localize failures and enable continued system operation in the vast majority of cases of power optimizer failure. Our power optimizers are compatible with the vast majority of modules on the market today and carry a 25‑year product warranty. Our power optimizers are designed to be used with our inverters as well as third party inverters to provide power optimization. Monitoring and safety features can also be achieved with third party inverters by adding supplemental communications hardware. During fiscal 2016, the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, revenues derived from the sale of power optimizers represented 50.0%, 48.0%, 47.3% and 46.1% of total revenues, respectively.

SolarEdge Inverter.  Our DC‑to‑AC inverters contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability and are designed to work exclusively with our DC power optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our power optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our power optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficiency at all times and therefore is more cost‑efficient, energy efficient and reliable. Like our power optimizers, our inverters are designed to withstand harsh environmental conditions. Since the power rating of an inverter determines how many PV modules it can serve, larger installations require inverters with higher power ratings. We currently offer our second generation of inverters which come in two models: a one‑phase inverter designed to address the residential market (1 kilowatt (“kW”) to 11.4 kW) which includes our HD-Wave technology and our newly introduced inverter-integrated electric vehicle (EV) charger and a three‑phase inverter designed to address the residential market in certain European countries and the commercial market (4 kW to 100 kW). In June 2017, we introduced an extended commercial solution that consists of various inverters, sized 55kW, 82.5kW, and 100kW. These inverters are designed for commercial installations, reduce the number of required inverters and increase the system return on investment. The vast majority of our inverters are sold with a 12‑year warranty that is extendable to 20 or 25 years for an additional cost. During fiscal 2016, the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, revenues derived from the sale of inverters represented 45.7%, 46.9%, 47.9% and 44.5% of total revenues, respectively.

EV Charging Inverter. SolarEdge's EV charging inverter offers homeowners the ability to charge electric vehicles up to six times faster than a standard Level 1 charger through an innovative solar boost mode that utilizes grid and PV charging simultaneously. This inverter is the world's first EV charger with an integrated PV inverter. Reducing the hassle of installing separately a standalone EV charger and a PV inverter, the EV charging inverter eliminates the need for additional wiring, conduit and a breaker installation. By installing an EV charger that is integrated with an inverter, no additional dedicated circuit breaker is needed, saving space and ruling out a potential upgrade to the main distribution panel.

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

Smart Energy Management.  There are currently two separate energy technology industries that exist today, solar energy production and automation technology. Inverters are taking on an expanded role in energy management and automation, and in order to address these market needs, we are developing and providing automation products. This line of products, when used with the SolarEdge solution, is designed to allow system owners to increase self-consumption by shifting energy usage to match peak solar PV production as well as offer a convenient, wireless control option over various building and/or home devices. An example of this solution, would be using excess solar PV energy to heat water or the ability to remotely turn on or off certain power sources such as lighting or electrical appliances. The introduction of these products is dependent upon certification and region specific needs and as such, these products are not yet available in all of the geographies in which SolarEdge operates.

Grid Services. As PV and storage continue to proliferate around the world, energy production is transitioning from a centralized system to a distributed network model, where energy is produced close to the location in which it is consumed and stored. This model creates an opportunity for new interconnected and decentralized energy networks offering improved grid reliability and stability, new energy services and reduction of grid infrastructure costs. SolarEdge grid services deliver near real-time aggregative control and data reporting, enabling the pooling of distributed energy resources — photovoltaic systems, battery storage, electric vehicle chargers, and loads — in the cloud for the creation of virtual power plants. The SolarEdge grid services and VPP solution provides sophisticated management platforms to enable real-time, aggregated control of available energy resources to meet ever-changing supply needs and demand.

Product Roadmap

Our products reflect the innovation focus and capabilities of our technology departments. Our core product roadmap is divided into five categories: power optimizers, inverters, monitoring services, energy storage, and smart energy management.

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

Electric Vehicle Charging. In 2018, we further expanded our business by offering our EV charging solutions. The first offered product in this respect is a residential solar inverter that integrates an EV charger. This product addresses the growing market for EVs and the need for a higher power charging solution, while maintaining control over electricity costs and maximizing self-consumption.

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

Additional Product Offerings

During the year ended December 31, 2018, we expanded our product offering by means of completing the Gamatronic Acquisition and the Kokam Acquisition. This allows SolarEdge to offer a variety of products and solutions in addition to the SolarEdge Solution, in adjacent markets.

UPS products. The Gamatronic UPS business has offered power protection solutions for power dependent and critical applications around the world for almost five decades. The Gamatronic product offering includes a full range of UPS and power supply solutions for use in various applications including datacenters, communications, defense, healthcare, industrial, financial, marine, transportation, government and, retail. The products include Modular UPS solutions ranging from 10 kW to 1.8 MW, a wide range of standalone UPS systems, modular power systems for the telecommunications market, modular DC/AC inverters, modular DC/DC converters and different control and management solutions.

Lithium ion batteries and related products. Kokam, has developed lithium-ion battery cells, batteries and energy storage solutions since its founding in 1989. The products reliable, safe, high-performance battery solutions for a wide-variety of industries, including ESS, UPS, EVs, aerospace and marine. The Kokam Acquisition will enable SolarEdge to provide battery cells and battery modules to its own solar customers as well.

Sales and Marketing Strategy

Our strategy is to focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Our solar products have been installed in 133 countries, including the U.S., Canada, Germany, Italy, the Netherlands, the United Kingdom, Israel, Australia, Japan, Singapore, India, Taiwan, Korea South Africa, Belgium, France, and China.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. In the U.S., Germany, Italy, the United Kingdom, and Australia, our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies that are active in solar PV. We anticipate that an increasing percentage of solar PV equipment sales will also occur through electrical equipment wholesalers who sell to a broad range of electrical contractors, and we are focused on cultivating these global relationships. As of December 31, 2018, according to data available on our monitoring portal, over 20,000 installers around the world have installed SolarEdge solar PV systems. We also sell our power optimizers to several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

Additionally, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars, and partner trainings to show them how best to design, sell, and implement our technology in their projects.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In fiscal 2018 three of our customers represented 33.4 % of our revenues.  Out of these three customers, Consolidated Electrical Distributors Inc. (CED), a leading electric-equipment wholesaler in the U.S., was our largest customer and accounted for 19.4% of our revenues. None of our other customers accounted for more than ten percent of our revenues in fiscal 2018.

Training and Customer Support

We offer our installer base a comprehensive package of customer support and training services which include pre‑sales support, ongoing trainings, and technical support before, during, and after installation. We also provide customized support programs to PV module manufacturers, large installers and distributors to help prioritize and track support issues, thereby enabling short cycle times for issue resolution. In 2018, we conducted approximately 300 training events in 26 countries, with an aggregate of approximately 7,500 attendees.

We offer a wide variety of training, including hands‑on and on‑demand video sessions and online product and training materials. We support our commercial system customers with design consulting throughout their sales process and installation. Our technical support organization includes local expert teams, call centers in the USA, Germany, Australia, Netherlands, Italy, the United Kingdom, Israel and Bulgaria, and an online service portal. Our toll‑free call centers are open Monday through Friday from 9:00 a.m. to 8:00 p.m. in every region in which we sell our products. In addition, customers can open and track support cases 24/7 utilizing our online portal. All support cases are monitored via a customer relationship management system in order to ensure service, track closure of all customer issues and further improve our customer service. Our call centers have access to our cloud‑based monitoring platform database, which enables real‑time remote diagnostics.

Customer service and satisfaction has been a key component of our business and we expect it to continue to be integral to our success in the future. We maintain high levels of customer engagement through our call centers in California, Germany, Israel and Bulgaria. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on‑the‑job training of new installers. As of December 31, 2018, our customer support and training organization consisted of 275 full time employees worldwide.

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

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate, and localize. We currently contract to have our solar products manufactured by three of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc., Celestica LLC and Flextronics Industrial Ltd, while the contract with Celestica will terminate as of May 1, 2019. By using contract manufacturers rather than building our own manufacturing infrastructure, we are able to access advanced manufacturing equipment, processes, skills and capacity on a “capital light” budget. Our contract manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by the company. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. Further, contracting with global providers such as Jabil, Celestica and Flextronics gives us added flexibility to manufacture certain products in China, closer to target markets in Asia and the North American west coast as well as other products in Romania and Hungary, closer to target markets in Europe and the North American east coast, potentially increasing responsiveness to customers while reducing costs and delivery times. In July 2017, we executed a long term lease agreement for 10,000 square meters in Israel, intended for the establishment of a manufacturing facility for the production of product prototypes, manufacturing and the development of proprietary manufacturing and testing equipment. The facility is still under development.

We have developed propriety automated assembly lines for the manufacturing of our power optimizers. These assembly lines, currently operating in all of our manufacturing facilities enable the manufacturing of more than 4,000 optimizers per machine per day. We invest resources in additional automated assembly lines as well as in automated machinery for subassembly and self-manufacturing of certain components used in our products, and we own and are responsible for funding all of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines and other machinery are not significant and will be funded out of our cash flows. In addition, we are in the process of designing an automatic assembly line for the production of embedded optimizers.

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

We have a strong research and development team with wide‑ranging experience in power electronics, semiconductors, power line communications and networking, and software engineering. In addition, many members of our team have expertise in solar technologies. As of December 31, 2018, our research and development organization had a headcount of 598 employees (including Kokam).

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know‑how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2018, SolarEdge had 102 issued U.S. patents, 45 issued non‑U.S. patents, 85 patent applications pending for examination in the U.S. and 114 patent applications pending for examination in other countries, all of which are related to U.S. applications. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control, and management systems. Our issued patents are scheduled to expire between 2024 and 2035. As of December 31, 2018, Kokam had 14 issued U.S. patents, 60 issued patents in Korea and additional 92 issued patents in other countries. Additionally, as of December 31, 2018, Kokam had 15 patent applications pending for examination worldwide.

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

Competition

The markets for our solar products are competitive, and we compete with manufacturers of traditional inverters and manufacturers of other MLPE. The principal areas in which we compete with other companies include:

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

Our DC optimized inverter system competes principally with products from traditional inverter manufacturers, such as SMA Solar Technology AG, ABB Ltd. and Huawei Technologies Co. Ltd. as well as from other Chinese inverter manufacturers. In the North American residential market, we compete with traditional inverter manufacturers, as well as microinverter manufacturers such as Enphase Energy, Inc. In addition, several new entrants to the MLPE market, including low‑cost Asian manufacturers, have recently announced plans to ship or have already shipped similar products. We believe that our DC optimized inverter system offers significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies.

The markets for our lithium-ion products are competitive as well, and we compete with global cell and battery manufacturers in the ESS market. Our energy storage solutions compete with products from global manufactures such as LG Chem, Samsung SDI, BYD and Panasonic.

In the UPS market, our UPS products compete with products and solutions from global UPS providers such as Schneider Electric, Eaton and Emerson.

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

Import Tariffs

The U.S. government has proposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. In January 2018, a tariff on imported solar modules and cells was adopted in the United States. The tariff, which does not apply directly to our products, except possibly with respect to power optimizers that are embedded onto solar panels in China, was initially set at 30%, with a gradual reduction over four years to 15%. In addition, in July 2018, a 10% tariff on a long list of products imported from China, including inverters and power optimizers was adopted in the United States under Section 301 of the Trade Act of 1974, and became effective on September 24, 2018.

An additional increase of the tariffs to 25% was expected to take effect on January 1, 2019. However, following a meeting held between U.S. President Trump and Chinese President Xi Jinping on December 1, 2018, President Trump indicated that he would postpone increasing the tariff rate to 25% on certain Chinese goods. The parties agreed to endeavor on a 90-day period, until March 1, 2019, to discuss the restructuring of China’s trade policies and come to an agreement. On February 24, 2019, U.S. President Trump has announced that considering progress in trade talks with China, the United States is planning to delay the additional tariffs that were scheduled to begin on March 1, 2019.

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

Employees

As of December 31, 2018, we had 1,737 full‑time employees. Of these full‑time employees, 598 were engaged in research and development, 323 in sales and marketing, 663 in operations, production and support, and 153 in general and administrative capacities. Of our employees, 924 were based in Israel, 266 were based in Korea, 183 were based in the U.S., 103 were based in China, 55 were based in Germany, and an additional 206 were based elsewhere.

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

We achieved a net profit of $76.6 million, $25.4 million, $84.2 million and $128.0 million in fiscal 2016, the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, respectively. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to sustain profitability.

In addition, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with recent or future acquisitions as well as ongoing marketing and developing our products, development of our own manufacturing facilities, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and hiring additional personnel. We do not know whether our revenues will grow rapidly enough to absorb these costs or the extent of these expenses or their impact on our results of operations.

The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects. Our entry into other adjacent markets through recent acquisitions is new and highly competitive and it is difficult to evaluate our future in these new markets as well.

Much of our growth has occurred in recent periods. The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. Our recent acquisitions in adjacent markets, such as UPSs and ESS are new to us and these are highly competitive markets in which we will need to compete. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business.

The viability and demand for solar energy solutions, UPS solutions and ESS products, and in turn, our products, may be affected by many factors outside of our control, including:

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

In addition, several jurisdictions have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement total without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. For example, in December 2015, Nevada's Public Utilities Commission increased the fixed service charge for net-metered solar customers and lowered compensation for net excess solar generation Proposals to extend compliance deadlines, reduce targets or repeal standards have also been introduced in a number of states. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

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

An additional increase of the tariffs to 25% was expected to take effect on January 1, 2019, however, following a meeting held between On December 1, 2018, U.S. President Trump and Chinese President Xi Jinping on December 1, 2018, met to discuss trade relations between the two countries. Following their meeting, President Trump indicated that he would postpone increasing the tariff rate to 25% on certain Chinese goods currently covered under Section 301 List 3. As notified by the US administration, the parties agreed to endeavor on a 90-day period, until March 1, 2019, to discuss the restructuring of China’s trade policies and come to an agreement. On February 24, 2019, U.S. President Trump has announced that considering progress in trade talks with China, the United States is planning to delay the additional tariffs that were scheduled to begin on March 1, 2019.

These tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry concerning whether they will cause a material increase in the price of solar systems in the United States. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.

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

Our products are manufactured according to our estimates of customer demand, which requires us to make multiple forecasts and assumptions relating to demand from solar PV installers and distributors, their end customers, and general market conditions. Because we sell a large portion of our products to larger solar installers and various distributors, who in turn sell to local installers, who in turn sell to their end customers, the system owner, we have limited visibility as to end customer demand and it is difficult to forecast future end-user demand to plan our operations. If we overestimate demand for our products, or if purchase orders are cancelled or shipments are delayed, we may have excess inventory that we cannot sell. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end customer demand or to ramp up production at our contract manufacturers in a timely manner, or we could incur additional costs, lose market share, damage relationships with our distributors and end customers and forego potential revenue opportunities. For example, in late2017, and early 2018, we had high customer demand and certain component shortages which forced us to shorten transportation time from our factories in China by using air freight rather than less expensive ocean freight.

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

For example, during 2017 and 2018, our industry suffered from a severe component shortages which affected our ability to timely receive components within lead time and caused an extension of certain lead times by our suppliers. This shortages resulted in a delay in cost reduction activities, which negatively impacted our gross margin, as well as necessitated expedited air shipments that had an impact on our operating margins.

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

In addition, we have filed a lawsuit against Huawei Technologies Co., Ltd., a Chinese entity, Huawei Technologies Düsseldorf GmbH, a German entity, and WATTKRAFT Solar GmbH, a German distributor for Huawei in the Regional Court of Mannheim in Germany, asserting unauthorized use of our patented technology. The lawsuit is intended to protect our significant investment in our intellectual property .but it also may consume management and financial resources for long periods of time and, as meritorious as we believe it to be, may not result in favorable outcome for us.

Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may also be subject to claims of intellectual property right infringement and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. For example, in September 2018, our German subsidiary, SolarEdge Technologies GmbH received a complaint filed by SMA Solar Technology AG. The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of plaintiff’s patents. Although we are certain that we have meritorious defenses to the claims, responding to such claims can be time consuming, can divert management’s attention and resources and may cause us to incur significant expenses in litigation or settlement. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, financial condition, and results of operations.

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

For the year ended December 31, 2018, three of our major customers accounted for 33.4 % of our revenues. Our next five largest customers for the year ended December 31, 2018 together accounted for 21.2% of our revenues. For the year ended December 31, 2018, our largest customer was Consolidated Electrical Distributors Inc. (CED), accounting for 19.4% of our revenues. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. Although we have agreements with some of our largest customers, these agreements do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations. For example, in April 2017, one of our customers, Sungevity, filed for reorganization under Chapter 11 of the U.S. bankruptcy laws.

Consolidations in the solar industry among our current or potential customers or distributors may adversely affect our competitive position.

There has been an increase in consolidation activity among distributors, large installers, and other strategic partners in the solar industry. For example, in June 2016, Tesla Motors (TSLA) announced that it had submitted a proposal to acquire all of the outstanding shares of common stock of SolarCity Corporation (SCTY). In June 2018, Enphase Energy (ENPH) announced its acquisition of SunPower’s (SPWR) mincroinverter business. This trend could further increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.

In the year ended December 31, 2018, we sold our products in different countries, including the U.S., Canada, Belgium, France, Germany, Israel, Italy, the Netherlands, the United Kingdom, Australia, Japan, Korea, Taiwan, Sweden and China. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities. For example, we intend to continue introduce new products targeted at large commercial and utility-scale installations and to continue to expand into other international markets.

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

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 8,400 inverters and approximately 181,000 power optimizers in the fiscal year ending June 30, 2011, our first full fiscal year of commercial shipments, to annual product sales exceeding 456,000 inverters and 11.4 million power optimizers in the year ended December 31, 2018. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

Although our financial results are reported in U.S. dollars, 41.2% of our revenues in the year ended December 31, 2018 were generated in currencies other than the U.S. Dollar. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll) and, to a lesser extent, the Euro and other currencies. Our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel and other currencies in which we generate revenues, incur expenses, and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products. Our prices are denominated primarily in U.S. dollars. If there is a significant devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by entering into forward-hedging transactions to sell Euro for U.S. dollars at a predefined rate, and maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, to a lesser extent, the New Israeli Shekel and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

From time to time, we may enter into forward contracts to hedge the exchange impacts on assets and liabilities denominated in Israeli Shekels, Euros and other currencies. As of December 31, 2018, we had no derivative instruments. We use derivative financial instruments, such as foreign exchange forward contracts and put and call options, to mitigate the risk of changes in foreign exchange rates on accounts receivable and forecast cash flows denominated in certain foreign currencies. We may not be able to purchase derivative instruments adequate to fully insulate ourselves from foreign currency exchange risks.

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

Our business and operations may be impacted by data security breaches and cybersecurity attacks, including attempts to gain unauthorized access to confidential data. We receive, store, and use certain personal information of our customers, and the end-users of our customers’ solar PV systems, including names, addresses, e-mail addresses, credit information, and energy production statistics. We also store and use personal information of our employees. We take steps to protect the security, integrity, and confidentiality of the personal information we collect, store, and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business, particularly in light of the European General Data Protection Regulation (GDPR), which went into effect in May 2018. If any such unauthorized use or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers, and have an adverse impact on our business, financial condition, and results of operations.

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

From time to time, we face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information technology (IT) systems. Additionally, malicious hackers may attempt to gain unauthorized access and corrupt the processes of hardware and software products that we manufacture and services we provide. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems or those of our customers or others. From time to time, we encounter intrusions or attempts at gaining unauthorized access to our network. To date, none have resulted in any material adverse impact to our business or operations; however, there can be no guarantee that such impacts will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cyber-security breaches, the integrity and confidentiality of Company and customer data may be compromised as a result of human error, product defects, or technological failures. Cyber-security breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could result in our incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.

Our entry into business engagements with military bodies as our customers in the lithium-ion battery and energy storage business embodies a risk for potentially large-scale and uncapped liability.

As a result of the Kokam Acquisition, a small portion of our business involves the sale of products to military customers. Our sales to military customers often involve standard form contracts, which are less subject to negotiation than the agreements we enter into in our ordinary course of business. In particular, certain of these contracts involve unlimited damages provisions that could result in large-scale liabilities.

We may not have sufficient insurance coverage to cover business continuity.

We rely on a limited number of contracted manufacturers to manufacture our products as well as on component manufacturers which are sometimes a single source. As a result, a sustained or repeated interruption in the manufacturing of our products by such outsourced providers due to fire or nature disasters, and/or an interruption in the provision of the required components for our business by these components manufacturers may interfere with our ability to sell our products to our customers in a timely manner. The described nature of our business and our size, makes it difficult to insure some or all of such possible loss of profit, which may adversely affect our financial results.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments. In particular, we may not succeed in making additional acquisitions or be effective in integrating such acquisitions.

As part of our growth strategy, we have made a significant number of acquisitions. We may continue to make acquisitions and investments in the future as part of our growth strategy. We frequently evaluate the tactical or strategic opportunity available related to complementary businesses, products or technologies. There can be no assurance that we will be successful in making additional acquisitions. Even if we are successful in making additional acquisitions, integrating an acquired company’s business into our operations or investing in new technologies may (1) result in unforeseen operating difficulties and large expenditures and (2) absorb significant management attention that would otherwise be available for the ongoing development of our business, both of which may result in the loss of key customers or personnel and expose us to unanticipated liabilities. Further, we may not be able to retain the key employees that may be necessary to operate the business we acquire and we may not be able to attract, in a timely manner, new skilled employees and management to replace them.

We may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. Further, we may not be able to obtain the necessary regulatory approvals, including those of competition authorities and foreign investment authorities, in countries where we seek to consummate acquisitions or make investments. For those and other reasons, we may ultimately fail to consummate an acquisition, even if we announce the intended acquisition.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Due to our latest acquisitions, goodwill and other intangible assets totaled approximately $73.4 million, or approximately 7.6% of our total assets, as of December 31, 2018. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

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

Our Israeli subsidiary is eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”). Beginning in January 2019, and with respect to its taxable results from 2019 onwards, our Israeli subsidiary further elected to apply the terms of the Investments Law as per “Preferred Enterprise” or “Preferred Technological Enterprise” (“PTE”). In order to remain eligible for the tax benefits for “Benefited Enterprises” with respect to our Israeli subsidiary’s taxable results until 2018 and with respect to its taxable results from 2019 for “Preferred Enterprise” or “Preferred Technological Enterprise”, we must continue to meet certain conditions stipulated in the Investments Law and its regulations, as amended. If these tax benefits are reduced, cancelled, or discontinued, our Israeli taxable income would be subject to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The standard corporate tax rate for Israeli companies was increased to 26.5% in 2014 and 2015 decreased to 25% in 2016, decreased to 24% in 2017 and decreased further to 23% as of January 1, 2018. Additionally, if we increase our activities outside of Israel through acquisitions or otherwise, our either existing or expanded activities might not be eligible for inclusion in existing or future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out, or eliminate entirely the benefit programs under the Investments Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in March 2015 at a price of $18.00 per share, during the year ended December 31, 2018, the reported high and low prices of our common stock has ranged from $30.80 to $70.74 per share. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

Our corporate headquarters are located in Herzliya Pituach, Israel, in an office consisting of approximately 56,000 square feet of office, testing, and product design space. We have a ten‑year lease on our corporate headquarters, which expires on December 31, 2024. As our company has grown, to accommodate new employees we have leased additional office space adjacent to our corporate headquarters totaling 43,000 square feet, with leases that expire in 2020. We have also leased additional office space in Lod, Israel totaling 20,000 square feet with a lease that expires in 2019 and 18,000 square feet in Netanya, Israel with a lease that expires in 2019.

In addition, we currently have a leased office space in Jerusalem to accommodate our employees from the Gamatronic division, which lease expires on June 20, 2020.

In addition to our corporate headquarters and our other leased properties in Israel, we lease approximately 27,000 square feet of general office space in Fremont, California, under a lease that will expire on March 31, 2020. We also lease sales and support office space in Northern California, China, Germany, Netherlands, Italy, France, Australia, UK, Japan, Turkey, Romania, India, Bulgaria, Belgium, Taiwan and Korea, as well as an R&D center in Bulgaria.

We outsource most of our manufacturing to our manufacturing partners. We have a factory in which we manufacture lithium-ion batteries for Kokam’s operations (the “Kokam Factories”). In July 2017, we executed a long-term lease agreement for 107,000 square feet in Israel, intended for the establishment of a manufacturing facility for our solar products. The facility is under development.

In addition to our leased properties, we also own properties in the UK and Korea, which includes an office space of approximately 5560 square feet in the UK, populating our team from Gamatronic UK, and 212,415 square feet which includes office space in South Korea, which populates our team from Kokam, dormitories for some Kokam employees and the Kokam Factories.

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

In June 2018, we were served with a complaint from a trustee of a former customer that filed for bankruptcy in the United States. The lawsuit seeks to recover approximately $2.5 million based on theories of preferential and fraudulent transfers. We believe we have valid defenses to the claims asserted in this lawsuit and we do not expect the outcome of the litigation matters to have a material adverse effect on our Balance Sheets, Statements of Income or Cash Flows.

On September 20, 2018, our German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG. The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of plaintiff’s patents. In its complaint, SMA Solar Technology requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also asserts a value in dispute of five million Euros for both patents. We believe that we have meritorious defenses to the claims asserted and intend to vigorously defend against this lawsuit.

In 2017, Kokam received a claim for losses related to a fire that occurred at a plant of S&C Electric in the U.S., to which Kokam supplied products, alleging that the damage was caused by a container-type UPS manufactured by S&C Electric that contained batteries supplied by Kokam. The claim was originally for damages in the amount of approximately $4 million and following the Kokam acquisition by us, Kokam received an amended claim for damages in the amount of approximately $12 million. We have specific indemnification from the major selling shareholder of Kokam in the amount of up to $5 million for losses that may be incurred relating to this claim. Kokam also has product liability insurance. The claim has not developed into a lawsuit nor has Kokam received the supporting documents substantiating the claimed amount. We believe that we have meritorious defenses to the claims asserted and intend to vigorously defend against this lawsuit.

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

Holders of Record

As of December 31, 2018, there were 25 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases of equity securities by the issuer and affiliated purchases during the year ended December 31, 2018.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from March 26, 2015 (using the price of which our shares of common stock were initially sold to the public) to December 31, 2018 to that of the total return of the Nasdaq Composite Index ([INDEXNASDAQ.IXIC]) and the MAC Global Solar Energy Index (SUNIDX). The comparison illustrates the relative change in stock price since our initial public offering on March 26, 2015. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

ITEM 6.          SELECTED FINANCIAL DATA

Change in Fiscal Year

In 2016, our Board of Directors approved the change to our fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with other companies within our industry. We refer to the period beginning July 1, 2013 and ending June 30, 2014 as “fiscal 2014”, the period beginning July 1, 2014 and ending June 30, 2015 as “fiscal 2015”, the period beginning July 1, 2015 and ending June 30, 2016 as “fiscal 2016”, the period beginning January 1, 2017 and ending December 31, 2017 as “fiscal 2017” and the period beginning January 1, 2018 and ending December 31, 2018 as “fiscal 2018”. We previously filed a Form 10-KT to cover the transition period for the six-month period of July 1, 2016 through December 31, 2016.

Selected Financial Data

The selected consolidated statement of operations data for each of fiscal year ended June 30, 2016 as well as the six months ended December 31, 2016, the fiscal year ended December 31, 2017, the fiscal year ended December 31, 2018 and the selected consolidated balance sheet data as of June 30, 2016, December 31, 2016, December 31, 2017 and December 31, 2018, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for fiscal year ended June 30 2014 and the selected consolidated balance sheet data as of June 30, 2014, and 2015, are derived from our audited financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our results to be expected in any future period. These selected financial data should be read together with our consolidated financial statements and the related notes, as well as the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Fiscal Year Ended June 30,			Six Months Ended December 31,	Fiscal Year Ended December 31,
	2014	2015	2016	2016	2017	2018
	(In thousands)

Consolidated Statements of Operations Data:
Revenues	$133,217	$325,078	$489,843	$239,997	$607,045	$937,237
Cost of revenues	111,246	243,295	337,887	159,097	392,279	618,001
Gross profit	21,971	81,783	151,956	80,900	214,766	319,236
Operating expenses:
Research and development, net	18,256	22,018	33,231	20,279	54,966	82,245
Sales and marketing	17,792	24,973	34,833	20,444	50,032	68,307
General and administrative	4,294	6,535	12,133	6,790	18,682	29,264
Total operating expenses	40,342	53,526	80,197	47,513	123,680	179,816
Operating income (loss)	(18,371)	28,257	71,759	33,387	91,086	139,420
Financial income (expenses)	(2,787)	(5,077)	471	(2,789)	9,158	(2,297)
Other expenses	—	104	—	—	—	—
Income (loss) before taxes on income	(21,158)	23,076	72,230	30,598	100,244	137,123
Taxes on income (tax benefit)	220	1,955	(4,379)	5,217	16,072	9,077
Net income (loss)	$(21,378)	$21,121	$76,609	$25,381	$84,172	$128,046
Net loss attributable to Non-controlling interests	$—	$—	$—	$—	$—	$787
Net income attributable to SolarEdge Technologies Inc.	$—	$—	$—	$—	$—	$128,833
Net basic earnings (loss) per share of common stock attributable to SolarEdge Technologies, Inc.	$(7.64)	$0.30	$1.92	$0.62	$1.99	$2.85
Net diluted earnings (loss) per share of common stock attributable to SolarEdge Technologies, Inc.	$(7.64)	$0.27	$1.73	$0.58	$1.85	$2.69
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	2,798,894	11,902,911	39,987,935	41,026,926	42,209,238	45,235,310
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	2,798,894	15,269,448	44,376,075	43,839,342	45,425,307	47,980,002

	As of June 30,			As of December 31,
	2014	2015	2016	2016	2017	2018
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,754	$144,750	$74,032	$104,683	$163,163	$191,633
Available-for-sale marketable securities	-	-	111,609	118,727	180,384	192,936
Total assets	74,998	305,658	397,438	424,743	641,305	964,472
Total debt	20,244	-	-	-	-	20,149
Total stockholders’ equity (deficiency)	$(135,294)	$166,944	$256,108	$288,778	$397,467	$570,726

Key Operating Metrics

We regularly review a number of metrics, including the key operating metrics set forth in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate projections, and make strategic decisions.

	Fiscal Year Ended June 30,	Six Months Ended December 31,	Fiscal Years Ended December 31,
	2016	2016	2017	2018
Inverters shipped	223,589	120,117	317,288	455,793
Power optimizers shipped	5,738,546	2,904,858	7,367,921	11,351,678
Megawatts shipped(1)	1,615	880	2,461	3,919

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

We are a leader in the global module-level power electronics (“MLPE”) market according to GTM Research, and as of December 31, 2018, we have shipped approximately 34.1 million power optimizers and 1.4 million inverters. More than 920,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of December 31, 2018, we have shipped approximately 10.6 GW of our DC optimized inverter systems.

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

In the year ended December 31, 2018, one customer accounted for revenues of 19.4% and our top three customers (all distributors) together represented 33.4% of our revenues.

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

•	In March 2015, we completed our initial public offering and started to trade on the NASDAQ Global Select Market under the ticker SEDG.

•	In September 2015, we released information about the development of our new HD-Wave inverter technology.

•	In January 2016, we announced the immediate international availability of our StorEdge solution.

•	In February 2016, we shipped our ten millionth power optimizer.

•	In June 2016, we received the Intersolar Award in the Photovoltaics category for our HD-Wave technology inverter and began shipments of our HD-Wave inverter.

•	In May 2017, we unveiled our new S-Series power optimizer, an Intersolar Award Finalist in the Photovoltaics category.

•	In July 2017, we launched the world’s first inverter-integrated electric vehicle (EV) charger, supplementing grid power with PV power.

•	In September 2017, we approved an expansion for our residential offering in Australia with higher production of single-phase inverters and launched a line of three-phase inverters.

•	In September 2017, we released our DC optimized inverter solution in South Korea.

•	In January 2018, we launched together with Omron Corporation, a new DC optimized inverter solution for Japan’s high-voltage PV market.

•	In February 2018, we launched our StorEdge Solution with power backup for European PV markets.

•	In April 2018, we were announced as the Gold Winner of the Edison Awards™ for our HD-Wave inverter technology, in the Renewable Energy Category.

•	In May 2018, we released our new innovative grid services and virtual power plant solution.

•	In May 2018, we entered into the UPS market with the purchase of the assets of Gamatronic.

•	In August 2018, we were awarded the Straus Award in the Cloud Computing category for our grid services and virtual power plant solution.

•	In October 2018, we announced our acquisition of Kokam, a leading provider of lithium-ion cells, batteries and energy storage solutions.

Our revenues were $489.8 million, $240.0 million, $607.0 million, and $937.2 million for fiscal 2016, the six months ended December 31, 2016, fiscal 2017 and fiscal 2018, respectively. Gross margins were 31.0%, 33.7%, 35.4%, and 34.1%, for fiscal 2016, the six months ended December 31, 2016, fiscal 2017 and fiscal 2018, respectively. Net profits were $76.6 million, $25.4 million, $84.2 million, and $128.8 million for fiscal 2016, for the six months ended December 31, 2016, the fiscal 2017 and fiscal 2018, respectively.

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

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include power optimizers, inverters, and our cloud‑based monitoring platform. Our customer base mainly includes distributors, large solar installers, wholesalers, EPCs, and PV module manufacturers. In addition, following the Gamatronic Acquisition and the Kokam Acquisition, we also generate revenues from the sale of UPSs and lithium-ion cells, batteries and energy storage solutions to end-customers.

Our revenues from the sale of solar-related products are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end‑user government incentives, seasonality, and competitive product offerings. Revenues from the sale of UPS products are affected by the changes in the volumes, sizes and average selling prices of the products we sell. Revenues from the sale of Kokam’s products are affected by the type of product sold (cell, battery or system) and the type of the battery that is sold.

Our revenue growth is dependent on our ability to expand our market share in each of the geographies in which we compete, expand our global footprint to new evolving markets, grow our production capabilities to meet demand, and to continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers. Our revenues from Kokam are dependent on our ability to expand manufacturing capabilities and reducing costs.

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

With respect to Kokam, cost of revenues consists primarily of materials costs, labor costs associated with the manufacturing, variable utility, and operational costs related to the cell and battery factories, depreciation and other fixed costs.

Except for the Kokam Factories and final assembly of the UPS systems, we outsource our manufacturing to third‑party manufacturers and negotiate product pricing on a quarterly basis. Our third‑party manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and the automated assembly lines for our power optimizers, as further described below (which resulted in capital expenditures of $5.2 million, $1.4 million, $13.6 million and $9.0 million for fiscal 2016, for the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, respectively). We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. We also procure strategic and critical components from various approved vendors on behalf of our contract manufacturers. At times, higher than anticipated demand has exceeded the production capacities of these manufacturers. In 2014 and early 2015, for example, such production shortfalls, as well as shortages in the supply of certain raw materials, required us to use air freight, rather than less expensive ocean freight, to deliver the majority of our products. The expansion of current manufacturing sites by our contract manufacturers allowed us to reduce these expenses in fiscal 2015 as well as to build sufficient inventory to continue our growth without the need to ship substantial amounts of products by air. In 2016, we managed to continuously increase the efficiency of our supply chain, reduce our reliance on air freight to a minimum and use ocean freight for the majority of our shipments.

In 2017 and 2018, global shortages in power components used in our products and in other industries, such as electrical motor drives and uninterrupted power systems (UPS) caused disruptions to our ongoing manufacturing. This phenomenon combined with increased demand for our products required us to use expensive air shipments in order to meet our delivery schedule, which negatively affected our gross profit. We expect component shortages to continue to affect us in upcoming quarters, a combination of increased component safety stocks, qualification of additional suppliers, and increased capacity of our existing vendors coupled with continued expansion of the current manufacturing sites by our contract manufacturers, and the development and deployment of our proprietary automated assembly line (described below), will provide sufficient manufacturing capacity to meet our forecasted demands with lower shipment volumes of products by air freight.

We completed development and manufacturing our proprietary automated assembly lines for our power optimizers. We expect to continue to invest in additional automated assembly lines in the future. We have designed and are responsible for funding all of the capital expenses associated with existing and future automated assembly lines. The current and expected capital expenses associated with these automated assembly lines will be funded out of our cash flows generation.

Key components of our logistics supply channel consist of third party distribution centers in the U.S., Europe, Australia, and Japan. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third-party distribution centers and then, finally, shipped to our customers.

Cost of revenues also includes our operations and support department costs. The operations department is responsible for production management such as planning, procurement, supply chain, production methodologies, and machinery planning, logistics management and manufacturing support to our contract manufacturers, as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third-level support services which are provided by support personnel located in our headquarters. Our full‑time employee headcount in our operations, production and support departments has grown from 175 as of June 30, 2016, to 244 as of December 31, 2016, to 348 as of December 31, 2017 and to 663 as of December 31, 2018.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs, and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel‑related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock‑based compensation. Our full‑time employee headcount in our research and development, sales and marketing, and general and administrative departments has grown from 434 as of June 30, 2016, to 475 as of December 31, 2016, to 660 as of December 31, 2017 and 1,074 to as of December 31, 2018. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and development expenses, net

Research and development expenses, net include personnel‑related expenses such as salaries, benefits, stock‑based compensation, and payroll taxes. Our research and development employees are engaged in the design and development of power electronics, semiconductors, software, power line communications and networking and chemistry. Our research and development expenses also include third‑party design and consulting costs, materials for testing and evaluation, ASIC development and licensing costs, depreciation expense, and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation, thereby maintaining our competitive position.

Research and development expenses are presented net of the amount of any grants we receive for research and development in the period in which we receive the grant. We previously received grants and other funding from the Binational Industrial Research and Development Foundation and the Israel Innovation Authority (the IIA). Certain of those grants required us to pay royalties on sales of certain of our products, which were recorded as cost of revenues. As of December 31, 2018, no such royalty obligations remained.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel‑related expenses such as salaries, sales commissions, benefits, payroll taxes, and stock‑based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices, and other indirect costs. The expected increase in sales and marketing expenses is due to an expected increase in the number of sales and marketing personnel and the expansion of our global sales and marketing footprint, enabling us to increase our penetration of new markets. While most of our sales in fiscal 2012 (the period beginning July 1, 2011 and ending June 30, 2012) were in Europe, sales in the U.S., in absolute nominal value, have grown steadily since fiscal 2012 with sales from the U.S. generating revenue of $5.7 million compared to $505.5 million in 2018. Revenues generated in the U.S. represented 68.2%, 66.8%, 57.5% and 53.9% of our revenues in fiscal 2016, the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, respectively. Sales in Europe, which represented most of our sales until fiscal 2013 (the period beginning July 1, 2012 and ending June 30, 2013) also increased and represented 22.7%, 25.2%, 32.7 % and 32.0% of our revenues in fiscal 2016, in the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, respectively. We currently have a sales presence in the U.S., Canada, France, Germany, Italy, the Netherlands, the United Kingdom, Israel, Turkey, Japan, Australia, China, Sweden, Poland, India, Belgium, Korea and Taiwan. We intend to continue to expand our sales presence to additional countries.

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

Non‑Operating Expenses

Financial income (expenses)

Financial income (expenses) consists primarily of interest income, interest expense, gains or losses from foreign currency fluctuations and hedging transactions.

Interest income consists of interest from our investment in available for sale marketable securities.

Interest expense consists of interest related to loans taken by Kokam and advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of Accounting Standard Codification 606, Revenue from Contracts with Customers (ASC 606).

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

From incorporation through the end of fiscal 2014, we experienced operating losses, and, consequently, accumulated a significant amount of operating loss carryforwards, net, in several jurisdictions. By the end of fiscal 2015, we fully utilized our unused operating loss carryforwards with respect to U.S. federal tax obligations. In fiscal 2016, we recorded net income tax expenses of $0.4 million for federal and state tax in the U.S, which consisted of $1.8 million current income tax expenses and $1.4 million deferred tax assets. In the six months ended December 31, 2016, we recorded net income tax expenses of $1.6 million for federal and state tax in the U.S, which consisted of $1.1 million current income tax expenses and $0.5 million deferred tax liabilities. In fiscal 2017, we recorded net income tax expenses of $19.8 million for federal and state tax in the U.S., which consists of $19.9 million current income tax expenses and $0.1 million deferred tax. In the year ended December 31, 2018, we recorded net income tax expenses of $12.6 million for federal and state tax in the U.S., which consists of $13.9 million current income tax expenses and $1.3 million deferred tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the US income tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings as of December 31, 2017, which we elected to pay over the eight-year period provided in the TCJA. Additionally, the TCJA requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder. GAAP allows us to either: (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”).

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the TCJA in its financial statements. Accordingly, in 2017, we calculated our best estimate of the impact of the TCJA in its year end income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of the respective filing and as a result we recorded $19.2 million as an additional income tax expense in the period in which the legislation was enacted.

In the fourth quarter of 2018, upon further analyses of the TCJA and proposed regulations by the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”), we completed our analysis to determine the effect of the TCJA with respect to the one-time transition tax and recorded a reduction of $1.3 million as of December 31, 2018. Additionally, we finalized our decision on treating the tax effects of GILTI as a periodic expense, evaluated the impact of the proposed regulations related to GILTI and recorded a provision in the amount of $12.0 million for such GILTI tax. Due to the timing of the TCJA and the complexity in applying its provisions, changes made in fourth quarter 2018 to our provisional amounts are based on our analysis of the TCJA and additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Investments Law is taxed at the corporate tax rate. The corporate tax rate in Israel was 26.5% in fiscal 2015 and 25% in fiscal 2016. Amendments of the Israeli Income Tax Ordinance (New Version), 1961 (the “Tax Ordinance”) decreased the corporate tax rate to 25% commencing on January 1, 2016, 24% starting January 1, 2017, and 23% starting January 1, 2018.

Our Israeli subsidiary elected tax year 2012 as a "Year of Election" for “Benefited Enterprise” under the Israeli Investments Law, which provides certain benefits, including tax exemptions and reduced tax rates. Income not eligible for Benefited Enterprise benefits is taxed at the then prevailing regular corporate tax rate. Upon meeting the requirements under the Israeli Investments Law, income derived from productive activity under the Benefited Enterprise status, would subject to certain terms and limits, will be exempt from tax for two years from the year in which the Israeli subsidiary first generated taxable income. Because SolarEdge Technologies Ltd. utilized all of its losses carryforwards in the six months ended in December 31, 2016, and as it was granted an approval by the Israeli Tax Authorities (“ITA”) in this regard, the two-year tax exemption has ended on December 31, 2018.

The Investment Law was amended in 2005 and was further amended as of January 1, 2011 and in August 2013 (the “2011 Amendment”). The 2011 Amendment canceled the availability of the benefits granted in accordance with the provisions of the Investments Law prior to 2011 and, instead, introduced new benefits for income generated by a “Preferred Company” through its “Preferred Enterprise” (both as defined in the 2011 Amendment). Under the 2011 Amendment, income derived by Preferred Companies from Preferred Enterprise would be subject to a uniform rate of corporate tax for an unlimited period as opposed to the incentives prior to the 2011 Amendment that were limited to income from Approved or Benefited Enterprise during the respective benefits period. According to the 2011 Amendment (considering the rates as amended in the 2017 Amendment as defined herein), the tax rate applicable to such income, referred to as “Preferred Income”, would be 7.5% in areas in Israel that are designated as Development Zone A and 16% elsewhere in Israel in the year 2017 and thereafter. Under the transitional provisions of the 2011 Amendment, companies may elect to irrevocably implement the 2011 Amendment while waiving benefits provided under the legislation prior to the 2011 Amendment or keep implementing the legislation prior to the 2011 Amendment.

In December 2016, Amendment 73 to the Investments Law (the “2017 Amendment") was published. According to the 2017 Amendment, special tax tracks for technological enterprises have been introduced, which are subject to rules that were issued by the Israeli Ministry of Finance. A Technological Preferred Enterprise, as defined in the 2017 Amendment, that is located in the central region of Israel, will be subject to tax at a rate of 12% on profits deriving from intellectual property (in Development Zone A - a tax rate of 7.5%).

On June 14, 2017, the Encouragement of Capital Investments Regulations (Preferred Technological Income and Capital Gain for Technological Enterprise), 2017 (the “Regulations”) were published. The Regulations describe, inter alia, the mechanism used to determine the calculation of the benefits under the PTE regime and determine certain requirements relating to documentation of intellectual property for the purpose of the PTE. According to these provisions, a company that complies with the terms under the PTE regime may be entitled to certain tax benefits with respect to certain income generated during the company’s regular course of business and derived from the preferred intangible asset (as determined in the Investments Law), excluding certain portion of income as prescribed therein.

As of January 2019, SolarEdge Technologies Ltd. elected to implement the 2011 Amendment.

Our production facilities in Israel are not located in Development Zone A.

We are in the process of evaluation the applicability of the PTE regime with respect to our business activities in Israel pursuant to the 2017 Amendment and the Regulations, and, accordingly, expect that SolarEdge Technologies Ltd. will be entitled to an effective tax at a rate of 13.99% under the 2017 Amendment.

The Law for the Encouragement of Industry (Taxes), 1969, (the “Industry Encouragement Law”), provides certain tax benefits for an ‘Industrial Company’ as such term is defined in the Industry Encouragement Law. An Industrial Company is entitled to certain tax benefits including, inter alia: (i) amortization over an eight-year period of the cost of purchased know-how and patents and rights to use a patent and know-how which are used for the development or advancement of the company; and (ii) accelerated depreciation rates on equipment and buildings. Eligibility for benefits under the Industry Encouragement Law is not subject to receipt of prior approval from any governmental authority. We believe that our Israeli subsidiary currently qualifies as an Industrial Company; however, there can be no assurance that it will continue to so qualify or that the benefits described above will be available to it in the future. Furthermore, the ITA may determine that we do not qualify as an Industrial Company, which could entail a loss of the benefits that relate to that status.

Israeli tax law (Section 20A of the Tax Ordinance) allows, under certain conditions, a tax deduction for certain research and development expenses as prescribed in the Tax Ordinance for the year in which they are paid, subject to appropriate approval by the relevant Israeli government ministry, determined by the field of research. Expenses incurred in scientific research that are not approved by the relevant Israeli government ministry will be deductible over a three-year period commencing from the tax year in which they are paid. Our Israeli subsidiary did not obtain to date such approval.

Results of Operations

The following tables set forth our consolidated statements of operations for the calendar years ended December 31, 2016, 2017 and 2018, and for the six months ended December 31, 2015 and 2016. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of year ended December 31, 2017 and year ended December 31, 2018

	Year ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Revenues	$607,045	$937,237	$330,192	54.4%
Cost of revenues	392,279	618,001	225,722	57.5%
Gross profit	214,766	319,236	104,470	48.6%
Operating expenses:
Research and development	54,966	82,245	27,279	49.6%
Sales and marketing	50,032	68,307	18,275	36.5%
General and administrative	18,682	29,264	10,582	56.6%
Total operating expenses	123,680	179,816	56,136	45.4%
Operating income	91,086	139,420	48,334	53.1%
Financial income (expenses)	9,158	(2,297)	11,455	N/A
Income before taxes on income	100,244	137,123	36,879	36.8%
Taxes on income	16,072	9,077	(6,995)	(43.5)%
Net income	$84,172	$128,046	$43,874	52.1%
Net loss attributable to Non-controlling interests	-	787	787	N/A
Net income attributable to SolarEdge Technologies Inc.	$84,172	$128,833	$44,661	53.1%

Revenues

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Revenues	$607,045	$937,237	$330,192	54.4%

Revenues increased by $330.2 million, or 54.4%, in 2018 as compared to 2017, primarily due to an increase in the number of systems sold, with significant growth in revenues coming from the United States, Europe, Australia, Japan and Israel. Non-U.S. revenues comprised 46.1% of our revenues in 2018 as compared to 42.5% in 2017. In addition, the Gamatronic Acquisition and the Kokam Acquisition increased our revenues over the last months of 2018, which included sales of UPS units, batteries and storage systems in the aggregate amount of $23.0 million.

The number of power optimizers sold increased by approximately 4.0 million units, or 54.1%, from approximately 7.4 million units in 2017 to approximately 11.4 million units in 2018. The number of inverters sold increased by approximately 139,000 units, or 43.7%, from approximately 317,000 units in 2017 to approximately 456,000 units in 2018. Overall, our blended average selling price ("ASP") of solar products per watt decreased by $0.018, or 6.8%, in 2018 as compared to 2017, primarily due to:

•	a change in the mix of products, yielding a higher portion of sales of commercial products that are characterized with lower ASP per Watt in comparison to residential products;

•	we initiated price reductions of our commercial products in order to increase market share in this segment;

•	the introduction of new commercial products with higher capacity which carry a lower ASP per watt; and

•	selective price decreases of our residential products

Cost of Revenues and Gross Profit

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Cost of revenues	$392 ,279	$618,001	$225,722	57.5%
Gross profit	$214,766	$319,236	$104,470	48.6%

Cost of revenues increased by $225.7 million, or 57.5%, in 2018 as compared to 2017, primarily due to:

•	an increase in the volume of products sold;

•	increased warranty expenses of $35.1 million associated with the rapid increase in our install base;

•
increased shipment and logistical costs of $16.1 million attributed, in part, to the growth in volumes shipped, an increase of customs tariff in the US and an increase in air shipments due to power component shortages;

•	increased fixed and variable costs related to the manufacturing of Kokam related products and the assembly of UPS products in the amount of $14.7 million; and

•
increased personnel-related costs of $13.1 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and as result of the acquisition of our UPS and battery divisions ;

Gross profit as a percentage of revenue decreased from 35.4% in 2017 to 34.1% in 2018, primarily due to:

•	increased warranty and support services expenses and accruals;

•	price reduction to customers at a rate higher than our cost reduction;

•
lower gross profit on UPS and battery products due to underutilization of production facilities, as well as certain transactions for the sale of batteries with low gross profit, which had been entered into  prior to closing the Kokam Acquisition; and

•	amortization of intangible assets and cost of product adjustment related to the UPS assets acquisition and Kokam Acquisition;

These were partially offset by:

•	reductions in per-unit production costs that exceeded price erosion of our products;

•	increased efficiency in our supply chain; and

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Operating Expenses:

Research and Development, Net

	Year Ended December 31		2017 to 2018
	2017	2018	Change
	(In thousands)
Research and development	$54,966	$82,245	$27,279	49.6%

Research and development increased by $27.3 million, or 49.6%, in 2018 as compared to 2017, primarily due to:

•
an increase in personnel-related costs of $21.2 million as a result of an increased headcount of engineers, as well as hiring Gamatronic's employees and the consolidation of Kokam's employees. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market;

•	depreciation expenses related to lab equipment and amortization expenses related to intangible assets increased by $2.1 million;

•	materials consumption for development increased by $1.5 million, part of it related to Kokam activities;

•	expenses related to other directly related overhead costs that increased by $1.1 million;

•	expenses related to consultants and sub‑contractors that increased by $1.1 million; and

•	Other expenses, including travel expenses increased by $0.3 million.

Sales and Marketing

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Sales and marketing	$50,032	$68,307	$18,275	36.5%

Sales and marketing expenses increased by $18.3 million, or 36.5%, in 2018 as compared to 2017, primarily due to:

•
an increase in personnel-related costs of $14.6 million as a result of (i) an increase in headcount supporting our growth in the U.S., Europe Asia and the rest of the world, (ii) salary expenses associated with employee equity compensation resulting from the impact of the increase in our stock price affecting the fair value of any share award, and (iii) hiring Gamatronic's employees and the consolidation of Kokam's employees;

•	expenses related to travel increased by $1.0 million;

•	expenses related to trade shows and marketing activities increased by $1.0 million;

•	expenses related to other overhead costs increased by $0.6 million;

•	depreciation expenses related to tangible assets and amortization expenses related to intangible assets increased by $0.6 million; and

•	expenses related to consultants and sub‑contractors increased by $0.5 million.

General and Administrative

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
General and administrative	$18,682	$29,264	$10,582	56.6%

General and administrative expenses increased by $10.6 million, or 56.6%, in 2018 as compared to 2017, primarily due to:

•
an increase in personnel-related costs of $5.8 million related to (i) higher headcount in the legal, finance, human resources, and information technology department, functions required of a fast-growing public company, (ii) changes in management compensation and increased expenses related to equity-based compensation resulting from the impact of the increase in our stock price affecting the fair value of any share award and (iii) hiring Gamatronic's employees and the consolidation of Kokam's employees;

•
expenses related to external consultants and sub-contractors increased by $3.9 million due to legal proceedings initiated by us and other consulting expenses in relation to the Gamatronic Acquisition and the Kokam Acquisition;

•	expenses related to other overhead costs increased by $0.6 million;

•	expenses related to travel increased by $0.5 million;

•	increase of $0.4 million in 2018 due to the disposal of fixed assets; and

•	depreciation expenses increased by $0.3 million.

This increase was offset by a decrease in costs related to the accrual of doubtful and bad debts of $0.9 million.

Financial Income (Expenses)

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Financial Income (Expenses)	$9,158	$(2,297)	$(11,455)	N/A

Financial income was $9.2 million in 2018 as compared to financial expenses of $2.3 million in 2017, primarily due to:

•	an increase of $13.3 million in foreign exchange fluctuations mostly between the Euro and the New Israeli Shekel against the U.S. Dollar; and

•
an increase of $2.4 million in interest expenses, mainly related to advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606).

These increases in financial expenses were offset by:

•	an increase of $2.2 million in interest income and accretion (amortization) of discount (premium) on marketable securities; and

•	a decrease of $2.0 million in costs related to hedging transactions in 2018, as compared to 2017.

Taxes on Income

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Taxes on income	$16,072	$9,077	$(6,995)	(43.5)%

Tax on income decreased by $7.0 million, or 43.5%, in 2018 as compared to 2017, primarily due to

•	a one-time transition tax net decrease of $1.3 million in 2018 as compared to an increase of $18.7 million in 2017 on the federal mandatory deemed repatriation of cumulative foreign earnings; and

•	a decrease of $1.6 million in deferred tax assets (presented as tax income).

These taxes on income were offset by:

•	a tax provision of $12.0 million in the year ended December 31, 2018, with respect to Global Intangible Low Taxed Income inclusion;

•	an increase of $1.7 million in other current tax expenses in the US; and

•	an increase of $0.9 million in current tax expenses in all jurisdictions.

Net Income

	Year Ended December 31,		2017 to 2018
	2017	2018	Change
	(In thousands)
Net income	$84,172	$128,046	$43,874	52.1%

As a result of the factors discussed above, net income increased by $43.9 million, or 52.1%, in 2018 as compared to 2017.

Comparison of year ended December 31, 2016 (unaudited) and year ended December 31, 2017 (audited)

	Year ended December 31,		2016 to 2017
	2016 (unaudited)	2017	Change
	(In thousands)
Revenues	$489,954	$607,045	$117,091	23.9%
Cost of revenues	329,207	392,279	63,072	19.2%
Gross profit	160,747	214,766	54,019	33.6%
Operating expenses:
Research and development, net	38,220	54,966	16,746	43.8%
Sales and marketing	38,200	50,032	11,832	31.0%
General and administrative	13,317	18,682	5,365	40.3%
Total operating expenses	89,737	123,680	33,943	37.8%
Operating income	71,010	91,086	20,076	28.3%
Financial income (expenses)	(1,287)	9,158	10,445	N/A
Income before taxes on income	69,723	100,244	30,521	43.8%
Taxes on income	6,270	16,072	9,802	156.3%
Net income	$63,453	$84,172	$20,719	32.7%

Revenues

	Year Ended December 31,		2016 to 2017
	2016 (unaudited)	2017	Change
	(In thousands)
Revenues	$489,954	$607,045	$117,091	23.9%

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

•	An increase of $1.8 million in financial expenses mainly due to:

o	Foreign exchange fluctuations between the Euro and the New Israeli Shekel against the U.S. Dollar

•	An increase of $10.6 million in tax expenses principally due to:

o	A reversal of deferred tax assets recorded during fiscal 2016

o	Exhaustion of carry forwards of net operating loss balances related to our past losses

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Fiscal Year ended June 30,	Six Months Ended December 31,	Fiscal Year ended December 31,
	2016	2016	2017	2018
	(In thousands)
Net cash provided by operating activities	$52,427	$49,098	$136,665	$189,079
Net cash used in investing activities	(125,837)	(19,747)	(85,407)	(152,628)
Net cash provided by financing activities	2,779	1,284	7,240	(7,955)
Increase (decrease) in cash and cash equivalents	$(70,631)	$30,635	$58,498	$28,496

As of December 31, 2018, our cash, cash equivalents and restricted cash were $193.3 million. This amount does not include $192.9 million invested in available for sale marketable securities and $6.0 million invested in short-term bank deposits. Our principal uses of cash are funding our operations and other working capital requirements. As of December 31, 2018, we have open commitments for capital expenditures in an amount of approximately $40.1 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and to fund our capital expenditure commitments.

Operating Activities

During 2018, cash provided by operating activities was $189.1 million derived mainly from net income of $128.0 million that included $45.1 million of non-cash expenses. An increase of $41.9 million warranty obligations, $37.0 million in deferred revenues, $31.5 million in trade payables and $4.6 million accruals for employees. This was offset by an increase of $60.5 million in trade receivables, $20.2 million in inventories, $7.1 million in deferred tax assets, $2.7 million in prepaid expenses and other accounts receivable and a decrease of $8.5 in accrued expenses and other account payable.

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

Investing Activities

During 2018, net cash used in investing activities was $152.6 million, of which $142.6 million was invested in available-for-sale marketable securities, $94.7 million was utilized for the acquisitions of the assets of Gamatronic and the Kokam Acquisition, $38.6 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $6.0 million was invested in short-term bank deposits. This was offset by $129.3 million from sales and maturities of available-for-sale marketable securities.

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

Financing Activities

During 2018, net cash provided by financing activities was $8.0 million, of which $14.2 million related to the purchase of non-controlling interests and $3.8 million was used for repayment of loans we acquired as part of Koakm's Acquisition ("Kokam Loans"). This was offset by $10.0 million attributed to cash received from the exercise of employee and non-employee stock-base awards.

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

Debt Obligations

The Kokam Loans were acquired as part of the Kokam Acquisition. We acquired a number of bank loans in an aggregate amount of $20.1 million (the “Kokam Loans”). The Kokam Loans mature in various installments through May 2021, their annual interest rates are variable and as of December 31, 2018 range from 2.89% to 4.24%.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2018:

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Operating leases(1)	$21,417	$6,933	$7,310	$4,730	$2,444
Purchase commitments under agreements(2)	262,979	262,979	-	-	-
Capital expenditures(3)	40,052	40,052	-	-	-
Total	$324,448	$309,964	$7,310	$4,730	$2,444

(1)	Represents future minimum lease commitments under non‑cancellable operating lease agreements through which we lease our operating facilities.

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

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements in fiscal 2016, the six months ended December 31, 2016, the year ended December 31, 2017 or the year ended December 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, we adopted the Accounting Standards Codification 606, Revenue from Contracts    with Customers (ASC 606) using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. As a result of this adoption, we revised our accounting policy for revenue recognition as detailed below.

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include our power optimizers, inverters, and cloud‑based monitoring platform as well as other solar related products, UPS systems, Lithium-ion cells, batteries and energy storage solutions. Our worldwide customer base includes large solar installers, distributors, EPCs, PV module manufacturers, utility companies and other customers. Our products are fully functional at the time of shipment to the customer and do not require production, modification, or customization with the exception of some UPS and ESS systems that require installation and commissioning. We recognize revenue under the core principle that transfer of control to the customers should be depicted in an amount reflecting the consideration we expect to receive in revenue. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

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

We provide our full web‑based monitoring platform free of charge and revenues associated with the service since that date are being recognized ratably over 25 years. In the absence of vendor‑specific objective evidence or third party comparable pricing for such service, management determines the revenue levels of this service based on the costs associated with providing the service plus appropriate margins that reflect management’s best estimate of the selling price. These revenues are minimal and we do not expect this to become a significant source of revenue in the near future.

The most significant impact of the standard on our financial statements relates to advance payments received for performance obligations that extend for a period greater than one year. Applying the new standard, such performance obligations are those that include a financing component, specifically: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services.

We recognize financing component expenses in our consolidated statement of income in relation to advance payments for performance obligations that extend for a period greater than one year. These financing component expenses are reflected in our deferred revenues balance. The cumulative adjustments have decreased the retained earnings by $3.9 million while increasing the deferred revenues by the same amount.

Product Warranty

We provide a standard limited product warranty for our solar products against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our power optimizers, 12 years for our inverters, and 10 years for our storage interface. Other products are sold with standard limited warranties that typically range in duration from one to ten years, and in some cases for a longer period. In certain cases, customers can purchase an extended warranty for UPS products and our battery storage products that exceed the standard warranty period and extended warranties for inverters that increase the warranty period to up to 25 years.

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

Since the MTBF model does not take into account additional non‑systematic failures such as failures caused by workmanship or manufacturing or design‑related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 34.1 million power optimizers and approximately 1.4 million inverters as of December 31, 2018.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations based on the period in which the warranty is expected to be claimed. The warranty provision (short and long-term) was $51.2 million in fiscal 2016, $58.4 million as of December 31, 2016, $78.8 million as of December 31, 2017 and $121.8 million as of December 31, 2018.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought for own manufacturing or on behalf of our contract manufacturers, and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or market, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities), and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability, and other factors when evaluating the value of inventories. Inventory write‑downs are equal to the difference between the cost of inventories and their estimated fair market value. Inventory write‑downs are recorded as cost of revenues in the accompanying statements of operations and were $2.5 million, $0.1 million, $1.4 million and $0.9 million, in fiscal 2016, the six months ended December 31, 2016, in the year ended December 31, 2017 and in the year ended December 31, 2018, respectively.

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

Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require our management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology and other intangible assets, their useful lives and discount rates. Our management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Intangible and other long lived assets

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any impairment charges during the year ended December 31, 2018.

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. We believe the basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. We routinely review the remaining estimated useful lives of finite-lived intangible assets. In case we reduce the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, than a two-step impairment test is performed. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting unit using discounted cash flows. Forecasts of future cash flows are based on our management best estimate of future net sales and operating expenses that are based primarily on expected category expansion, pricing, and general economic conditions.

We complete the required annual testing of goodwill for impairment for the reporting unit on October 1 of each year and accordingly, determines whether goodwill should be impaired. As of December 31, 2018, no impairment of goodwill has been identified.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740, which prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

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

Foreign Currency Exchange Risk

Approximately 24.0%, 27.7%, 37.4% and 41.2% of our revenues for fiscal 2016, the six months ended December 31, 2016, the year ended December 31, 2017 and the year ended December 31, 2018, respectively, were earned in non‑U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent, the Euro. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $23.5 million for the year ended December 31, 2018. A hypothetical 10% change in foreign currency exchange rates between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $9.0 million for the year ended December 31, 2018.

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

We had cash, cash equivalents and restricted cash of $75.0 million, $105.6 million, $164.7 million and $193.3 million at the end of fiscal 2016, the year ending December 31, 2016, the year ending December 31, 2017 and the year ending December 31, 2018, respectively, which was held for working capital purposes. In addition, we had available-for-sale marketable securities with an estimated fair value of $118.7 million, $180.4 million and $192.9 million on June 30, 2016, December 31, 2016, December 31, 2017 and December 31, 2018, respectively, and short-term bank deposit of $6.0 million as of December 31, 2018.

We entered into forward contracts and put and call options to hedge the exchange impacts on assets and liabilities denominated in other than the U.S. dollar. As of December 31, 2018, we had no outstanding forward contracts or put and call options. We use derivative financial instruments, such as foreign exchange forward contracts, to mitigate the risk of changes in foreign exchange rates on accounts receivable and forecast cash flows denominated in certain foreign currencies. We may not be able to purchase derivative instruments adequate to fully insulate ourselves from foreign currency exchange risks and over the past year we have incurred losses as a result of exchange rate fluctuations on exposures that have not been covered by our hedging strategy.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For the year ended December 31, 2018, one major customer accounted for 19.4% of total revenues, and as of December 31, 2018, two major customers accounted for approximately 41.3% of our consolidated trade receivables balance. For the year ended December 31, 2017, one major customer accounted for 14.8% of total revenues, and as of December 31, 2017, two major customers accounted for approximately 35.2% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018, 2017 and 2016	F-5

Consolidated Statements of Operations for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-7

Consolidated Statements of Comprehensive Income for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-8

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-9

Consolidated Statements of Cash Flows for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-11

Notes to Consolidated Financial Statements	F-13

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

	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(In thousands, unaudited)
Revenues	$115,054	$136,099	$166,552	$189,340	$209,871	$227,118	$236,578	$263,670
Cost of revenues	76,378	89,033	108,498	118,370	130,274	145,172	158,596	183,959
Gross profit	38,676	47,066	58,054	70,970	79,597	81,946	77,982	79,711
Operating expense
Research and development	11,458	12,725	14,363	16,420	17,875	19,551	20,109	24,710
Sales and marketing	10,775	11,961	13,217	14,079	16,205	15,954	16,938	19,210
General and administrative	4,439	3,265	5,078	5,900	4,753	5,776	6,898	11,837
Total operating expenses	26,672	27,951	32,658	36,399	38,833	41,281	43,945	55,757
Operating income	12,004	19,115	25,396	34,571	40,764	40,665	34,037	23,954
Financial income (expenses)	1,410	3,595	2,666	1,487	584	(2,480)	(689)	288
Income before taxes on income	13,414	22,710	28,062	36,058	41,348	38,185	33,348	24,242
Taxes on income (tax benefit)	(761)	186	91	16,556	5,662	3,617	(12,295)	12,093
Net income	$14,175	$22,524	$27,971	$19,502	$35,686	$34,568	$45,643	$12,149
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	787
Net income attributable to SolarEdge Technologies Inc.	$14,175	$22,524	$27,971	$19,502	$35,686	$34,568	$45,643	$12,936

Subsequent Events

On January 24, 2019, we announced the closing of transactions for the purchase of shares of SMRE S.p.A. (“SMRE”), an Italian provider of integrated powertrain technology and electronics for electric vehicles. Following the closing, we hold approximately 56% of the SMRE shares. SMRE’s stock is publicly traded on the Italian AIM.

The acquisition was made for an aggregate purchase price of approximately $85 million, with 50% of such amount paid in cash and 50% in approximately 1.2 million SolarEdge common stock, approximately seventy five percent of is subject to restrictions on sale for 12 to 48 months. Subject to regulatory reviews and approvals, we intend to offer to purchase the remaining outstanding shares of SMRE that are currently listed on the Italian AIM stock exchange.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the purchased Gamatronic business or the business of Kokam Co., Ltd., that were acquired during 2018 and included in the 2018 consolidated financial statements of the Company and constituted 10.1% and 10.8% of total and net assets, respectively, as of December 31, 2018 and 2.4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the purchased Gamatronic business or of Kokam Co., Ltd.

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

Following the acquisition of Kokam and Gamatronic's business, we implemented new processes related to business combination and intangible-goodwill and the related control activities.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “The Board’s Role in Risk Oversight”, “Board Committees”, “Director Compensation”, “Compensation Committee Report”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ending December 31, 2018 (the "2019 Proxy Statement") and is incorporated herein by reference.

Our Executive Officers

Name	Age(1)	Position(s) Held
Guy Sella	54	Chief Executive Officer and Chairman of the Board
Ronen Faier	47	Chief Financial Officer
Rachel Prishkolnik	50	Vice President, General Counsel & Corporate Secretary
Zvi Lando	54	Vice President, Global Sales
Lior Handelsman	45	Vice President, Marketing and Product Strategy
Yoav Galin	45	Vice President, Research & Development
Meir Adest	43	Chief Information Officer

(1) As of December 31, 2018

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

Meir Adest co‑founded SolarEdge in 2006 and has served since 2007 as our Vice President, Core Technologies where he is responsible for SolarEdge’s certification and long‑term reliability of SolarEdge products and research of future technologies. Since 2018, Mr. Adest serves as the Company’s Chief Information Officer, managing the Information Technologies and Systems groups in addition to his previous areas of responsibility. Prior to co‑founding SolarEdge, Mr. Adest spent 7 years at the ERD, where he held a number of positions, starting as an embedded software engineer for mission‑critical systems, progressing to the position of a software team leader, managing a large‑scale techno‑operational project, and finally managing a multi‑disciplinary section with approximately 25 hardware and software engineers. Mr. Adest holds a B.Sc in mathematics, physics, and computer science from the Hebrew University in Jerusalem.

Our Board of Directors

The following table sets forth certain information concerning our directors:

Name	Age(1)	Position(s) Held
Guy Sella	54	Chief Executive Officer and Chairman of the Board
Dan Avida	55	Director*
Yoni Cheifetz	58	Director*
Marcel Gani	66	Director*
Doron Inbar	69	Director*
Avery More	64	Director*
Tal Payne	47	Director*

(1) As of December 31, 2018

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

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2018, about shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding stock awards(a)	Weighted-average exercise price of outstanding stock awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,263,991	$5.06	3,822,355
Equity compensation plans not approved by security holders	—	—	—
Total	5,263,991	$5.06	3,822,355
______________________________
(1)
Includes in column (a) 3,812,812 shares of common stock issuable upon exercise of stock awards outstanding under the Company’s 2015 Global Incentive Plan, 1,451,179 shares of common stock issuable upon exercise of options outstanding under the Company’s 2007 Global Incentive Plan. Includes in column (c) 2,468,721 shares of common stock available for future issuance under the Company’s 2015 Global Incentive Plan and 1,353,634 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. Upon consummation of our initial public offering, the Company’s 2007 Global Incentive Plan was terminated and no further awards can be granted under this plan.

Employee Stock Purchase Plan

We have adopted an employee stock purchase plan (“ESPP”), pursuant to which our eligible employees and eligible employees of our subsidiaries may elect to have payroll deductions made during the offering period in an amount not exceeding 10% of the compensation which the employees receive on each pay day during the offering period. In the second quarter of calendar 2016, we started granting eligible employees the right to purchase our common stock under the ESPP. As of December 31, 2018, a total of 1,739,280 shares were reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase annually on January 1st, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. Our board of directors may reduce the number of shares to be added to the share reserve for the ESPP in any particular year at their discretion. As of June 30, 2016, no shares of our common stock had yet been purchased under the ESPP. As of December 31, 2016, 2017 and 2018, 83,319, 268,377 and 385,646 common stock shares had been purchased under the ESPP, respectively.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Transactions with Related Persons” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the captions “Audit and Related Fees” in our 2019 Proxy Statement and is incorporated herein by reference.

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

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
3.2	Amended and Restated By‑Laws	Incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.2	Employment Agreement, dated August 26, 2007, between SolarEdge Technologies, Inc. and Guy Sella	Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.3	Employment Agreement, dated December 1, 2010, between SolarEdge Technologies, Inc. and Ronen Faier	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.4†	Employment Agreement, dated May 17, 2009, between SolarEdge Technologies, Inc. and Zvi Lando	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.5†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.6†	SolarEdge Technologies, Inc. 2015 Global Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.7†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
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
Incorporated by reference to Exhibit 10.12 to Form S-1 (Registration No. 333-202159) filed with the SEC on February 18, 2015

10.11 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015
10.12 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015
10.13 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015
10.14 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015
10.15	Share Purchase Agreement, dated January 7, 2019, between SolarEdge Technologies Ltd. and MTI Holding s.r.l., Mr. Gabriele Amati and Mr. Giampaolo Giammarioli.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on January 7, 2019
10.16	Share Purchase Agreement with Mr. Ji Jun Hong with respect to Kokam Co., Ltd.	Filed with this report.
10.17	Form of Ancillary Purchase Agreement with respect to Kokam Co., Ltd.	Filed with this report.
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.
24.1	Power of Attorney (included in signature page)	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.

101.INS	XBRL Instance Document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

† Management contract or compensatory plan or arrangement.
# Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

AUDITED

INDEX

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018, 2017 and 2016	F-5

Consolidated Statements of Operations for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-7

Consolidated Statements of Comprehensive Income for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-8

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-9

Consolidated Statements of Cash Flows for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016	F-11

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SOLAREDGE TECHNOLOGIES, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2018, December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2018, December 31, 2017, the period from July 1, 2016 to December 31, 2016, and the year ended June 30, 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, December 31, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2018, December 31, 2017, the period from July 1, 2016 to December 31, 2016, and the year ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kost Forer Gabbay & Kasierer

Kost Forer Gabbay & Kasierer,
A Member of Ernst & Young Global

We have served as the Company's auditor since 2007.

Tel-Aviv, Israel
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SOLAREDGE TECHNOLOGIES, INC.

Opinion on Internal Control over Financial Reporting

We have audited SolarEdge Technologies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SolarEdge Technologies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business of Gamatronic Electronic Industries Ltd. and Kokam Co., Ltd., that were acquired during 2018 and included in the 2018 consolidated financial statements of the Company and constituted 10.1% and 10.8% of total and net assets, respectively, as of December 31, 2018 and 2.4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the business of Gamatronic Electronic Industries Ltd. and Kokam Co., Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018, December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2018 December 31, 2017, the period from July 1, 2016 to December 31, 2016, and the year ended June 30, 2016, and related notes and our report dated February 29, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Kost Forer Gabbay & Kasierer

Kost Forer Gabbay & Kasierer,
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 28, 2019

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2018	2017	2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$191,633	$163,163	$104,683
Short-term bank deposits	6,001	-	-
Restricted cash	1,628	1,516	897
Marketable securities	118,680	77,264	74,465
Trade receivables, net	173,579	109,528	71,041
Prepaid expenses and other current assets	45,073	42,223	21,347
Inventories	141,519	82,992	67,363

Total current assets	678,113	476,686	339,796

LONG-TERM ASSETS:
Marketable securities	74,256	103,120	44,262
Property, plant and equipment , net	119,329	51,182	36,122
Deferred tax assets, net	14,699	8,340	2,815
Intangible assets, net	38,504	1,115	1,259
Goodwill	34,874	-	-
Other non-current assets	4,697	862	489

Total long term assets	286,359	164,619	84,947

Total assets	$964,472	$641,305	$424,743

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Cont.)

U.S. dollars in thousands (except share and per share data)

	December 31,
	2018	2017	2016

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables, net	$107,079	$69,488	$34,001
Employees and payroll accruals	29,053	22,544	13,018
Current maturities of bank loans	16,639	-	-
Warranty obligations	28,868	14,785	13,616
Deferred revenues	14,351	2,559	1,202
Accrued expenses and other current liabilities	29,728	20,378	8,648

Total current liabilities	225,718	129,754	70,485

LONG-TERM LIABILITIES:
Bank loans	3,510	-	-
Warranty obligations	92,958	64,026	44,759
Deferred revenues	60,670	31,453	18,660
Deferred tax liabilities, net	1,499	-	-
Other non-current liabilities	9,391	18,605	2,061

Total long-term liabilities	168,028	114,084	65,480

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Share capital
Common stock of $0.0001 par value - Authorized 125,000,000 shares as of December 31, 2018, 2017, and, 2016; issued and outstanding: 46,052,802, 43,812,601, 41,259,391 shares as of December 31, 2018, 2017 and 2016, respectively.	5	4	4
Additional paid-in capital	371,794	331,902	307,098
Accumulated other comprehensive loss	(524)	(611)	(324)
Retained earnings (accumulated deficit)	191,133	66,172	(18,000)

Total SolarEdge Technologies, Inc. stockholders’ equity	562,408	397,467	288,778

Non-controlling interests	8,318	-	-

Total stockholders’ equity	570,726	397,467	288,778

Total liabilities and stockholders’ equity	$964,472	$641,305	$424,743

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,		Six months ended December 31, 2016	Year ended June 30, 2016
	2018	2017

Revenues	$937,237	$607,045	$239,997	$489,843
Cost of revenues	618,001	392,279	159,097	337,887

Gross profit	319,236	214,766	80,900	151,956

Operating expenses:

Research and development, net	82,245	54,966	20,279	33,231
Sales and marketing	68,307	50,032	20,444	34,833
General and administrative	29,264	18,682	6,790	12,133

Total operating expenses	179,816	123,680	47,513	80,197

Operating income	139,420	91,086	33,387	71,759

Financial expenses (income), net	2,297	(9,158)	2,789	(471)

Income before taxes on income	137,123	100,244	30,598	72,230

Taxes on income (tax benefit)	9,077	16,072	5,217	(4,379)

Net income	$128,046	$84,172	$25,381	$76,609

Net loss attributable to Non-controlling interests	787	-	-	-

Net income attributable to SolarEdge Technologies, Inc.	$128,833	$84,172	$25,381	$76,609

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$2.85	$1.99	$0.62	$1.92

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$2.69	$1.85	$0.58	$1.73

Weighted average number of shares used in computing net basic earnings per share of common stock	45,235,310	42,209,238	41,026,926	39,987,935

Weighted average number of shares used in computing net diluted earnings per share of common stock	47,980,002	45,425,307	43,839,342	44,376,075

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,		Six months ended December 31, 2016	Year ended June 30, 2016
	2018	2017

Net income	$128,046	$84,172	$25,381	$76,609

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses) net of tax	(360)	(297)	(193)	56
Reclassification adjustments for losses included in net income	137	-	-	1
Net change	(223)	(297)	(193)	57

Cash flow hedges:
Changes in unrealized gains, net of tax	31	975	93	412
Reclassification adjustments for gains, net of tax included in net income	(31)	(994)	(317)	(169)
Net change	-	(19)	(224)	243

Foreign currency translation adjustments, net	310	29	(178)	193

Total other comprehensive income (loss)	87	(287)	(595)	493

Comprehensive income	$128,133	$83,885	$24,786	$77,102

Comprehensive income attributable to Non-controlling interests	150	-	-	-

Comprehensive income attributable to SolarEdge Technologies, Inc.	$127,983	$83,885	$24,786	$77,102

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings (Accumulated Deficit)	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of June 30, 2015	39,297,539	$4	$287,152	$(222)	$(119,990)	$166,944	$-	$166,944

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	1,592,383	* -	2,973	-	-	2,973	-	2,973
Equity based compensation expenses to employees and non-employee consultants	-	-	9,089	-	-	9,089	-	9,089
Other comprehensive income adjustments	-	-	-	493	-	493	-	493
Net income	-	-	-	-	76,609	76,609	-	76,609

Balance as of June 30, 2016	40,889,922	$4	$299,214	$271	$(43,381)	$256,108	$-	$256,108

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	286,150	* -	349	-	-	349	-	349
Issuance of Common stock under employee stock purchase plan	83,319	* -	935	-	-	935	-	935
Equity based compensation expenses to employees and non-employee consultants	-	-	6,600	-	-	6,600	-	6,600
Other comprehensive loss adjustments	-	-	-	(595)	-	(595)	-	(595)
Net income	-	-	-	-	25,381	25,381	-	25,381

Balance as of December 31, 2016	41,259,391	$4	$307,098	$(324)	$(18,000)	$288,778	$-	$288,778

*          Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings (Accumulated Deficit)	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of December 31, 2016	41,259,391	$4	$307,098	$(324)	$(18,000)	$288,778	$-	$288,778

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	2,368,152	* -	4,854	-	-	4,854	-	4,854
Issuance of Common stock under employee stock purchase plan	185,058	* -	2,386	-	-	2,386	-	2,386
Equity based compensation expenses to employees and non-employee consultants	-	-	17,564	-	-	17,564	-	17,564
Other comprehensive loss adjustments	-	-	-	(287)	-	(287)	-	(287)
Net income	-	-	-	-	84,172	84,172	-	84,172

Balance as of December 31, 2017	43,812,601	$4	$331,902	$(611)	$66,172	$397,467	$-	$397,467

Cumulative effect of adopting ASC 606	-	-	-	-	(3,872)	(3,872)	-	(3,872)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	2,122,932	1	6,333	-	-	6,334	-	6,334
Issuance of Common stock under employee stock purchase plan	117,269	* -	3,687	-	-	3,687	-	3,687
Equity based compensation expenses to employees and non-employee consultants	-	-	30,618	-	-	30,618	-	30,618
Non-controlling interests related to business combination	-	-	-	-	-	-	22,159	22,159
Purchase of Non-controlling interests	-	-	(746)	-	-	(746)	(13,204)	(13,950)
Other comprehensive loss adjustments	-	-	-	87	-	87	150	237
Net income	-	-	-	-	128,833	128,833	(787)	128,046

Balance as of December 31, 2018	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726

*          Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Cash flows provided by operating activities:
Net income	$128,046	$84,172	$25,381	$76,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	11,426	7,011	2,702	3,763
Amortization of intangible assets	1,193	144	57	84
Amortization of premium and accretion of discount on available-for-sale marketable securities	1,242	2,061	681	532
Stock-based compensation	30,618	17,564	6,600	9,089
Capital loss from disposal of equipment	445	-	-	-
Realized loss from sale of available-for-sale marketable securities	137	-	-	-
Realized gain from cash flow hedge	(31)	(994)	(317)	(169)
Changes in assets and liabilities:
Inventories	(20,178)	(15,690)	14,022	(7,356)
Prepaid expenses and other assets	(2,711)	(20,943)	(127)	10,814
Trade receivables, net	(60,514)	(38,139)	1,555	(37,271)
Deferred tax assets and liabilities, net	(7,093)	(5,455)	3,652	(6,380)
Trade payables, net	31,482	35,455	(14,464)	(32,200)
Employees and payroll accruals	4,583	9,394	2,996	3,278
Warranty obligations	41,878	20,436	7,183	19,313
Deferred revenues	37,041	14,106	1,335	8,578
Other liabilities	(8,485)	27,543	(2,235)	3,846

Net cash provided by operating activities	189,079	136,665	49,021	52,530

Cash flows from investing activities:
Business combinations, net of cash acquired	(94,737)	-	-	-
Purchase of property, plant and equipment	(38,608)	(21,382)	(11,025)	(15,690)
Purchase of intangible assets	-	-	(600)	(800)
Investment in short term bank deposits	(6,001)	-	-	-
Investment in available-for-sale marketable securities	(142,627)	(143,675)	(40,858)	(118,511)
Proceed from sales and maturities of available-for-sale marketable securities	129,345	80,269	32,782	6,350

Net cash used in investing activities	$(152,628)	$(84,788)	$(19,701)	$(128,651)

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Cont.)

U.S. dollars in thousands (except share and per share data)

	Year ended December 31, 2018	Year ended December 31, 2017	Six months ended December 31, 2016	Year ended June 30, 2016

Cash flows from financing activities:
Repayment of bank loan	$(3,786)	$-	$-	$-
Issuance costs related to initial public offering	-	-	-	(194)
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	10,021	7,240	1,284	2,973
Purchase of Non-controlling interests	(14,190)	-	-	-

Net cash provided by financing activities	(7,955)	7,240	1,284	2,779

Increase (decrease) in cash, cash equivalents and restricted cash	28,496	59,117	30,604	(73,342)
Cash, cash equivalents and restricted cash at the beginning of the period	164,679	105,580	74,960	148,389
Effect of exchange rate differences on cash, cash equivalents and restricted cash	86	(18)	16	(87)

Cash, cash equivalents and restricted cash at the end of the period	$193,261	$164,679	$105,580	$74,960

Supplemental disclosure of non-cash investing activities:
Net change in accrued expenses and other accounts payable related to property and equipment additions	$-	$598	$-	$1,187

Supplemental disclosure of cash flow information:

Cash paid for taxes	$15,368	$3,100	$1,103	$1,178

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

The Company and its subsidiaries sell their products worldwide through large distributors and electrical equipment wholesalers to smaller solar installers as, well as directly to large solar installers and engineering, procurement and construction firms (“EPCs”).

In 2018, the Company completed certain strategic acquisitions in order to further expand its business.

In July and October 2018, the Company completed the acquisition ("Gamatronic Acquisition") of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd ("Gamatronic IL") and all of the outstanding shares of its wholly owned subsidiary Gamatronic (UK) Limited (“Gamatronic UK”), respectively. Both companies ("UPS Division") are providers and manufacturers of Uninterruptible Power Supplies ("UPS") devices (see note 8).

On October 17, 2018, the Company completed the acquisition of 74.5% of the outstanding common shares and voting rights of Kokam Co., Ltd. (“Kokam”), a Korean company whose shares are traded on the Korean OTC market, a provider of Lithium-ion cells, batteries and energy storage solutions (see note 8). Since the Kokam acquisition date through December 31, 2018, the Company has increased its shareholdings in Kokam to 91.6%.

Subsequent to the balance sheet date, on January 24, 2019, the Company completed the acquisition of a majority stake (approximately 56%) of the outstanding common shares of S.M.R.E S.p.A (“SMRE”), an Italian company whose shares are traded on the Italian AIM, a provider of innovative integrated powertrain technology and electronics for electric vehicles (see note 20).

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

c.
For the years ended December 31, 2018, and December 31, 2017, and the six months ended December 31, 2016, the Company had one major customer (customer with attributable revenues that represents more than 10% of total revenues) that accounted for approximately 19.4%, 14.8% and 11.2% of the Company’s consolidated revenues, respectively. For the year ended June 30, 2016, the Company had three major customers that accounted for approximately 32.6% of the Company’s consolidated revenues (see Note 19).

d.
As of December 31, 2018 and 2017, the Company had two major customers (customer with a balance that represents more than 10% of total trade receivables) which accounted in the aggregate for approximately 41.3% and 35.2%, respectively, of the Company’s consolidated trade receivables.

As of December 31, 2016, the Company had one major customer, which accounted for approximately 20.2% of the Company’s consolidated trade receivables.

e.
The Company depends on three contract manufacturers and several limited or single source component suppliers. The Company is in a process of discontinuing its activity with one of those contract manufacturers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

These contract manufacturers collectively accounted for 58.8%, 51.6% and 61.0% of the Company’s total trade payables as of December 31, 2018, 2017 and 2016, respectively.

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

The preparation of financial statements, in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

c.	Financial statements in U.S. dollars:

The functional currency of the Company and most of its foreign subsidiaries is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Currently, the operations of these subsidiaries and the Company are primarily conducted in Israel, and a significant portion of its expenses are paid in U.S. dollars. Financing activities, including cash investments are primarily made in U.S. dollars.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are translated into U.S. dollars in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 830 “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of other Company’s subsidiaries whose functional currency is other than the U.S. dollar have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect on the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the relevant periods.

The resulting translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive loss.

Accumulated other comprehensive gains (losses) related to foreign currency translation adjustments, net amounted to $132, $(178) and $(207) as of December 31, 2018, 2017 and 2016, respectively.

d.	Basic and Diluted Net Earnings Per Share Attributable to SolarEdge Technologies, Inc.:

Basic net earnings per share is computed by dividing the net earnings attributable to SolarEdge Technologies, Inc. by the weighted-average number of shares of common stock outstanding during the period.

Diluted net earnings per share is computed by giving effect to all potential shares of common stock, including stock options, to the extent dilutive, all in accordance with ASC No. 260, "Earnings Per Share."

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the year ended December 31, 2018.

The total weighted average number of shares related to the outstanding stock options,  excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect was 197,516, 374,156 and 16,208 for the years ended December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, respectively.

The following table presents the computation of basic and diluted net earnings per share attributable to SolarEdge Technologies, Inc. for the periods presented (in thousands, except share and per share data):

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Numerator:
Net income	$128,046	$84,172	$25,381	$76,609
Net loss attributable to Non-controlling interests	787	-	-	-
Net income attributable to SolarEdge Technologies, Inc.	$128,833	$84,172	$25,381	$76,609

Denominator:
Shares used in computing net earnings per share of common stock, basic	45,235,310	42,209,238	41,026,926	39,987,935
Effect of stock-based awards	2,744,692	3,216,069	2,812,416	4,388,140
Shares used in computing net earnings per share of common stock, diluted	47,980,002	45,425,307	43,839,342	44,376,075

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

f.	Short-term bank deposits:

Short-term bank deposits are deposits with an original maturity of more than three months from the date of investment and which do not meet the definition of cash equivalents. The deposits are presented according to their term deposits.

g.	Marketable Securities:

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

The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before it recovers in value, the Company must estimate the net present value of cash flows expected to be collected. If the amortized cost exceeds the net present value of cash flows, such excess is considered a credit loss and an other-than-temporary impairment has occurred.  For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities during the years ended December 31, 2018, and December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Restricted cash:

Restricted cash is primarily invested in short-term bank deposits, which are primarily used as a guarantee to the Company’s landlords for its office leases and as security for the Company’s credit cards.

i.	Inventories:

Inventories are stated at the lower of cost or market value. Cost includes depreciation, labor, material and overhead costs. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company periodically evaluates the quantities on hand relative to historical, current, and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its market value. Cost of finished goods and raw materials is determined using the moving average cost method.

j.	Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Machinery and equipment in progress is the construction or development of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following rates:

%

Buildings and plants	2.5 – 5 (mainly 2.5)
Computers and peripheral equipment	15 – 33 (mainly 33)
Office furniture and equipment	7 – 25 (mainly 7)
Machinery and equipment	7 – 33 (mainly 20)
Laboratory equipment	15 – 25 (mainly 15)
Leasehold improvements	over the shorter of the lease term or useful economic life

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Business Combination:

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

l.	Intangible Assets:

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any impairment charges during the year ended December 31, 2018.

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The Company believes the basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life (see Note 9).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Goodwill:

The Company evaluates goodwill for impairment annually, or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, than a two-step impairment test is performed. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on the Company's management best estimate of future net sales and operating expenses that are based primarily on expected category expansion, pricing, and general economic conditions.

The Company completes the required annual testing of goodwill for impairment for the reporting units on October 1 of each year and accordingly, determines whether goodwill should be impaired.

As of December 31, 2018, no impairment of goodwill has been identified.

n.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360 “Property, Plants and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. For the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, no impairment losses have been identified.

o.         Severance pay:

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

For the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, the Company recorded $4,331, $2,995, $1,131, and $1,761, in severance expenses related to its employees in Israel, respectively.

Severance expenses related to all other employees are immaterial to the Company’s consolidated statements of operations.

p.	Revenue recognition:

The Company adopted Accounting Standards Codification 606, Revenue from Contracts    with Customers (ASC 606), effective as of January 1, 2018, which changed the Company’s revenue recognition accounting policy, as detailed below.

The Company’s products consist mainly of (i) power optimizers, (ii) inverters, (iii) a related cloud-based monitoring platform, (iv) a storage solution, (v) UPS units and (vi) Lithium-ion cells, batteries and energy storage solutions.

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

Revenue disaggregated by revenue source for the years ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016 consists of the following:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Solar	$914,285	$607,045	$239,997	$489,843
Non-solar	22,952	-	-	-
Total revenues	$937,237	$607,045	$239,997	$489,843

(1)	Identify the contract with a customer

A contract is an agreement between two or more parties that creates enforceable rights and obligations. In evaluating the contract, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The main performance obligations are the provisions of the following:

Power optimizers; Inverters; UPS devices; Lithium-ion cells, batteries and energy storage solutions; cloud based monitoring services; extended warranty services and communication services.

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

(4)	Allocate the transaction price to the performance obligations in the contract

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company recognizes financing component expenses in its consolidated statement of income in relation to advance payments for performance obligations that extend for a period greater than one year. These financing component expenses are reflected in the Company’s deferred revenues balance. The application of the new standard includes reference to such performance obligations that include a financing component, specifically: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated statements of operations, cash flows, and balance sheets were as follows:

	Year ended December 31, 2018
	As Reported	Balances before adoption of ASC 606	Effect of change
Statements of operations
Revenues	$937,237	$937,168	$69
Financial expenses (income), net	2,297	(122)	2,419
Net income	128,046	130,396	(2,350)

Cash flows
Net income	128,046	130,396	(2,350)
Changes in assets and liabilities:
Deferred revenues	37,041	34,789	2,252

	As of December 31, 2018
	As Reported	Balances before adoption of ASC 606	Effect of change
Balance Sheets
Deferred Revenues - Current	14,351	14,559	(208)
Deferred Revenues - Long term	60,670	54,240	6,430
Retained earnings	$191,133	$195,005	$(3,872)

q.	Cost of revenues:

Cost of revenues sold includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, direct and indirect manufacturing costs, shipping and handling costs, support, warranty expenses and changes in warranty provision, provision for losses related to slow moving and dead inventory, personnel and logistics costs, and royalty expense payments to the Israel Innovation Authority (“IIA”).

r.	Shipping and handling costs:

Shipping and handling costs, which amounted to $45,821, $29,693, $8,131 and $21,922, for the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, respectively, are included in cost of revenues in the consolidated statements of operations. Shipping and handling costs include all costs associated with the distribution of finished goods from the Company’s point of sale directly to its customers.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Warranty obligations:

The Company provides a warranty for its solar related products as follows: a 10-year limited warranty for StorEdge products, a minimum 12-year limited warranty for inverters, and a 25-year limited warranty for power optimizers. In certain cases, the Company provides extended warranties for inverters that brings the warranty period up to 25 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The warranty liability is generally in the form of product replacement and associated costs. Warranty reserves are based on the Company’s best estimate of such costs and are included in cost of revenues. The reserve for the related warranty expenses is based on various factors including assumptions about the frequency of warranty claims on product failures, derived from results of accelerated lab testing, field monitoring, analysis of the history of product field failures, and the Company’s reliability estimates.

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

The accelerated life cycle tests incorporate test methodologies derived from standard tests used by solar module vendors to evaluate the period over which solar modules wear out. Corresponding replacement costs are updated periodically to reflect changes in the Company’s actual and estimated production costs for its products, rate of usage of refurbished units as a replacement of faulty units, and other costs related to logistic and subcontractors’ services associated with the replacement products.

In addition, through the collection of actual field failure statistics, the Company has identified several additional failure causes that are not included in the MTBF model. Such causes, which mostly consist of design errors, workmanship errors caused during the manufacturing process and, to a lesser extent, replacement of non-faulty units by installers, are generating additional replacement costs to the replacement costs projected under the MTBF model. The Company identified those causes, its failure pattern and the relative ratio compared to the pattern of malfunctions identified under the MTBF model and accrued additional provisions for the occurrence of such malfunctioning. For the major causes of failures, the Company evaluates the continuation of these occurrences and the appearance of potential additional malfunctioning cases beyond the MTBF pattern and accrues additional expenses accordingly.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For other products the Company accrued for warranty costs based on the Company’s best estimate of product and associated costs. The Company’s other products are sold with a standard limited warranties that typically range in duration from one to ten years, and in some cases for a longer period.

Warranty obligations are classified as short-term and long-term obligations based on the period in which the warranty is expected to be claimed.

t.	Research and development costs:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

u.	Concentrations of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term bank deposits, trade receivables, other accounts receivable, and marketable securities.

Cash and cash equivalents are mainly invested in major banks in the U.S., Israel, Korea, Germany, Australia and Japan. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s marketable securities consist of corporate and governmental bonds.

The Company's marketable securities include investments in highly-rated corporate debentures (mainly of U.S., UK, Australia, Cayman Islands, Canada, and other countries) and governmental bonds. The financial institutions that hold the Company's marketable securities are major financial institutions located in the United States. Management believes that the Company's marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in each issuer, and accordingly, management believes that minimal credit risk exists from geographic or credit concentration with respect to these securities.

The trade receivables of the Company derive from sales to customers located primarily in North America, Europe, and Australia.

The Company generally does not require collateral, however, in certain circumstances, the Company may require letters of credit, other collateral, or additional guarantees.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

An allowance for doubtful accounts is determined with respect to specific receivables that are doubtful of collection. The Company accrued $427, $128, and $226 as allowance for doubtful accounts as of December 31, 2018, 2017 and 2016, respectively.

In addition, an accrual for rebates is allocated to specific receivables. The Company accrued $39,018, $17,428, and $9,089 for rebates as of December 31, 2018, 2017 and 2016, respectively.

The Company and its subsidiaries have no off-balance sheet concentration of credit risk except for certain derivative instruments as mentioned below.

v.         Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

The carrying value of cash and cash equivalents, restricted cash, short-term bank deposits, trade receivables, short and long term bank loans, prepaid expenses and other current assets, trade payables, employee and payroll accruals and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of such instruments.

Assets measured at fair value on a recurring basis as of December 31, 2018, 2017 and 2016 are comprised of money market funds, foreign currency derivative contracts and marketable securities (see Note 4).

The Company applies ASC 820 “Fair Value Measurements and Disclosures”, with respect to fair value measurements of all financial assets and liabilities.

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

w.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation-Stock Compensation”. ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model (“OPM”). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

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

The Company selected the Black-Scholes-Merton option-pricing model as the most appropriate fair value method for its stock-option awards and Employee Stock Purchase Plan. The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying common stock, expected stock price volatility, and the expected option term. Expected volatility for stock-option awards was calculated until December 31, 2017 based upon certain peer companies that the Company considered to be comparable and starting January 1, 2018 based upon the Company’s actual historical stock price movements over the most recent periods. Expected volatility for Employee Stock Purchase Plan was calculated based upon the Company’s stock prices. The expected option term represents the period of time that options granted are expected to be outstanding. The expected option term is determined based on the simplified method in accordance with SAB No. 110, as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has not declared or paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

The fair value for options granted to employees and executive directors and Employee Stock Purchase Plan in the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, are estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions:

	Year ended December 31,		Six months ended December 31, 2016	Year Ended June 30, 2016
	2018	2017

Employee Stock Options
Risk-free interest	2.32%	2.14% - 2.17%	1.28% - 1.34%	1.39% - 1.97%
Dividend yields	0%	0%	0%	0%
Volatility	56.53%	58.08% - 58.10%	55.33% - 55.34%	55.45%-56.03%
Expected option term in years	6.06	6.06	6.06	5.50-6.11
Estimated forfeiture rate	0%	0%	0%	10.3%

Employee Stock Purchase Plan
Risk-free interest	2.10% - 2.52%	0.60% - 1.07%	0.60%	0.40%
Dividend yields	0%	0%	0%	0%
Volatility	54.13% - 56.67%	45.60% - 48.08%	48.08%	62.84%
Expected term	6 months	6 months	6 months	6 months

The following table set forth the parameters used in computation of the options compensation to non-employee consultants in the years ended December 31, 2018,  December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, using a Black-Scholes-Merton option-pricing model with the following assumptions:

	Year ended December 31, 2018	Year ended December 31, 2017	Six months ended December 31, 2016	Year ended June 30, 2016

Risk-free interest	2.81%-2.84%	2.12% - 2.42%	1.16% - 2.45%	1.15%-2.21%
Dividend yields	0%	0%	0%	0%
Volatility	58.18%-59.33%	61.21% - 62.62%	55.33% - 58.57%	55.37%-55.75%
Contractual life in years	6-10	6-10	6 - 10	6.4-10

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company recognizes compensation expenses for the value of its restricted stock unit (“RSU”) awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. The fair value of each RSU is the market value of the Company’s stock as determined by the closing price of the common stock on the day of grant.

x.	Income taxes:

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

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized.

The Company may incur additional tax liability in the event of intercompany dividend distributions by some of its subsidiaries. Such additional tax liability in respect of these subsidiaries has not been provided when the Company intends to permanently reinvest earnings of foreign subsidiaries indefinitely.

Tax liabilities that would apply in the event of disposal of investments in subsidiaries have not been taken into account in computing the deferred taxes, as it is the Company’s intention to hold, and not to realize, these investments.

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

The Company records reserves for uncertain tax positions to the extent it is more likely than not that the tax position will not be sustained on audit, based on the technical merits of the position.

y.	Derivative financial instruments:

The Company accounts for derivatives and hedging based on ASC 815 “Derivatives and Hedging”. ASC 815 requires the Company to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

As of December 31, 2018, the Company had no outstanding derivative instruments.

As of December 31, 2017, the Company entered into forward contracts and put and call options to sell Euros for U.S. dollars in the amount of €54 million.

As of December 31, 2017, the Company had no derivative instruments that were designated as cash flow hedges.

As of December 31, 2016, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $5,098. These hedging contracts do not contain any credit-risk-related contingency features. See Note 4 for information on the fair value of these hedging contracts.

As of December 31, 2016, the Company had no derivative instruments that were not designated as cash flow hedges.

The fair value of derivative assets and derivative liabilities as of December 31, 2017, was $221 and $401, respectively, which was recorded at net amount in accrued expenses and other current liabilities in the consolidated balance sheets.

The fair value of derivative assets as of December 31, 2016 was $19, which was recorded in prepaid expenses and other current assets in the consolidated balance sheets.

The Company recorded changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying consolidated statements of cash flows as changes in operating activities.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

z.	Comprehensive income:

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

aa.	New accounting pronouncements not yet effective:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has elected to apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company also expects to elect certain relief options offered in ASU 2016-02 including certain available transitional practical expedients. Based on the Company's current portfolio of leases, approximately $32 million of lease assets (net of lease incentive) and $34 million lease liabilities would be recognized on its balance sheet, primarily relating to real estate. The Company has established a cross-functional team and it is continuing to evaluate the new standard and prepare for implementation. The Company will adopt Topic 842 effective January 1, 2019.

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated balance sheets, statements of operations and cash flows.

ab.	Recently issued and adopted pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted the new standard, effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of the adoption date (see Note 2p).

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018. The adoption of this new guidance had no material impact on the Company’s consolidated balance sheets, statements of operations and cash flows.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" (ASU 2018-07). ASU 2018-07 was issued to simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 effective July 1, 2018. The adoption of this new guidance had no material impact on the Company’s consolidated balance sheets, statements of operations and cash flows.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company adopted ASU 2016-16 during the first quarter of 2018. The adoption of this new guidance had no material impact on the Company’s consolidated balance sheets, statements of operations and cash flows.

ac.	Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3:-	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale – matures within one year:
Corporate bonds	$110,904	$-	$(519)	$110,385
Governmental bonds	8,343	-	(48)	8,295
	119,247	-	(567)	118,680

Available for-sale – matures after one year:
Corporate bonds	74,564	-	(308)	74,256
	74,564	-	(308)	74,256

Total	$193,811	$-	$(875)	$192,936

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	MARKETABLE SECURITIES (Cont.)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018, 2017 and 2016, based on the investments maturity date:

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

As of December 31, 2018	$118,680	$(567)	$74,256	$(308)
As of December 31, 2017	$72,269	$(148)	$103,116	$(443)
As of December 31, 2016	$51,124	$(66)	$39,373	$(180)

As of December 31, 2018, 2017 and 2016, management believes the unrealized losses are not other than temporary and therefore such unrealized losses were recorded in accumulated other comprehensive loss.

Proceeds from maturity of available-for-sale marketable securities during the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, were $84,497, $80,269, $32,782 and $6,350, respectively. Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2018 were $44,848, which lead to a realized loss of $137. During the years ended December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, the Company had no proceeds from sales of available-for-sale marketable securities, therefore no realized gains or losses from the sale of available-for sale marketable securities were recognized. The Company determines realized gains or losses from the sale of available-for-sale marketable securities based on the specific identification method.

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

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2018, 2017 and 2016 by level within the fair value hierarchy:

	Fair Value Hierarchy	Fair value measurements as of December 31,
Description		2018	2017	2016

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$1,767	$6,163	$6,510
Derivative instruments asset	Level 2	-	-	19

Short-term marketable securities:
Corporate bonds	Level 2	110,385	68,272	71,719
Governmental bonds	Level 2	8,295	8,992	2,746

Long-term marketable securities:
Corporate bonds	Level 2	74,256	95,160	39,279
Governmental bonds	Level 2	-	7,960	4,983

Liabilities
Long-term Earn-out provision	Level 3	(332)	-	-
Derivative instruments liability	Level 2	-	(180)	-

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2018	2017	2016

Vendor non-trade receivables (*)	$28,284	$33,719	$15,209
Prepaid expenses and other	11,038	5,083	3,553
Government authorities	5,751	3,421	2,585

	$45,073	$42,223	$21,347

(*) Vendor non-trade receivables related to contract manufacturers derive from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in revenues (see also Note 15c).

NOTE 6:-	INVENTORIES

	As of December 31,
	2018	2017	2016

Raw materials	$39,380	$25,887	$10,053
Work in process	18,115	-	-
Finished goods	84,024	57,105	57,310

	$141,519	$82,992	$67,363

The Company recorded inventory write-downs of $943, $1,352, $113, and $2,539 for the year ended December 31, 2018, 2017, the six months ended December 31, 2016 and for the year ended June 30, 2016, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2018	2017	2016

Cost:
Land	$6,592	$-	$-
Buildings and plants	18,196	-	-
Computers and peripheral equipment	13,896	9,872	6,053
Office furniture and equipment	9,005	1,785	1,505
Laboratory and testing equipment	18,160	13,732	9,589
Machinery and equipment	113,553	38,461	26,298
Leasehold improvements	11,741	7,536	5,898

Gross property, plant and equipment	191,143	71,386	49,343

Less - accumulated depreciation	71,814	20,204	13,221

Total property, plant and equipment, net	$119,329	$51,182	$36,122

Equipment in progress under construction and development with a cost basis of $22,890, $8,783, and $10,698 was included in machinery and equipment as of December 31, 2018, 2017 and 2016, respectively.

Depreciation expenses for the years ended December 31, 2018, and December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016 were $11,426, $7,011, $2,702 and $3,763, respectively.

NOTE 8:-	BUSINESS COMBINATION

Gamatronic Electronic Industries Ltd.

On July 1, 2018, the Company completed the acquisition of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd. ("Gamatronic IL"), at the aggregate amount of $12,083. The asset purchase agreement (the "Gamatronic Agreement") also includes an earn-out provision requiring the Company to pay an amount of 50% and 33% of the Company’s UPS business division’s net income for the first and second years following the Acquisition Date, respectively. The Company estimated the fair value of the contingent consideration based on Monte-Carlo model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

On October 4, 2018, the Company exercised its right to purchase all of the outstanding shares of Gamatronic (UK) Limited ("Gamatronic UK"), a wholly owned subsidiary of Gamatronic IL, for approximately $1.0 million, net of cash acquired. This right was contemplated as part of the Gamatronic Agreement.

The primary reason for Gamatronic Acquisition was to acquire UPS technology and to expand and diversify the Company’s business by entering into the UPS global market.

The Company determined that the Gamatronic Acquisition will be accounted for as a business combination in accordance with ASC 805 "Business Combinations".

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	BUSINESS COMBINATION (Cont.)

Kokam Co., Ltd.

On October 17, 2018, the Company completed the acquisition of 74.5% of the outstanding common shares and voting rights of Kokam Co., Ltd. (“Kokam”), a provider of Lithium-ion cells, batteries and energy storage solutions for approximately $82.5 million, net of cash acquired (the "Kokam Acquisition").

The primary reason for the acquisition was to acquire technology that will enable the Company to offer its customers battery solutions for a wide-variety of industries, including ESS (energy storage systems), residential and commercial solar systems, UPS, electric vehicles, aerospace, marine and more.

The Company determined that the Kokam Acquisition will be accounted for as a business combination in accordance with ASC 805 "Business Combinations".

The fair value of the 25.5% non-controlling interests (“NCI”) in Kokam is estimated to be $22 million. The fair value of the NCI was based on the transaction price.

During the period from the Kokam Acquisition date through December 31, 2018, the Company purchased additional common shares of Kokam in a total amount of $14.2 million. As of December 31, 2018, the Company holds 91.6% of the outstanding common shares and voting rights of Kokam.

The purchase price allocations for the business combinations completed during the year ended December 31, 2018 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes and contingent liabilities.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	BUSINESS COMBINATION (Cont.)

The following table summarizes the preliminary estimated allocations of the purchase prices for the business combinations completed during the year ended December 31, 2018:

	Kokam	UPS Division	Total

Components of Purchase Price:

Cash	$87,004	$12,322	$99,326
Less cash acquired	(4,477)	(112)	(4,589)
Earn-out provision	-	860	860
Total purchase price	$82,527	$13,070	$95,597

Allocation of Purchase Price:

Net tangible assets (liabilities):
Trade receivables, net	$4,113	$220	$4,333
Prepaid expenses and other current assets	1,390	23	1,413
Inventories	30,633	6,351	36,984
Property, plant and equipment, net	41,079	857	41,936
Other non-current assets	3,568	-	3,568
Trade payables	(5,956)	(110)	(6,066)
Employees and payroll accruals	(2,046)	-	(2,046)
Accrued expenses and other current liabilities	(6,426)	(43)	(6,469)
Loans	(23,670)	-	(23,670)
Warranty obligations	(1,059)	(61)	(1,120)
Deferred tax liabilities, net	(2,271)	-	(2,271)
Other non-current liabilities	(1,399)	-	(1,399)
Total net tangible assets	$37,956	$7,237	$45,193

Identifiable intangible assets (1):
Technology	$28,389	$2,048	$30,437
Customer relationships	3,007	810	3,817
Backlog	-	193	193
Tradename	3,671	-	3,671
Total identifiable intangible assets acquired	$35,067	$3,051	$38,118
Goodwill (2)	$31,663	$2,782	$34,445

Non-controlling interests	$(22,159)	-	$(22,159)

Total purchase price allocation	$82,527	$13,070	$95,597

(1)
Gamatronic's definite-lived intangible assets include current technology of $2,048 (7 years weighted-average useful life), customer relationships of $810 (7 years weighted-average useful life) and backlog of $193 (2 months weighted-average useful life.

Kokam’s definite-lived intangible assets include technology of $28,389 (8 years weighted-average useful life), customer relationships of $3,007 (13 years useful life), and tradename of $3,671 (9 years weighted-average useful life).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	BUSINESS COMBINATION (Cont.)

(2)
The goodwill resulted from the Gamatronic Acquisition is attributable primarily to acquired technology, expected synergies and the assembled workforce from the UPS Division. The goodwill is expected to be deductible for income tax purposes over a period of 10 years.

The goodwill resulted from Kokam’s Acquisition is attributable primarily to acquired technology, tradename, customer relationship, expected synergies and the assembled workforce of Kokam. The goodwill is not expected to be deductible for income tax purposes.

The Company recognized $1,260 of aggregate acquisition-related costs that were expensed in the consolidated statement of operations in general and administrative expenses.

The amounts of revenue and net loss of both acquired companies included in the Company’s consolidated statements of operations for the period from the acquisitions dates to December 31, 2018 are $22,952 and $7,466, respectively.

The following represents the pro-forma (unaudited) consolidated statements of operations as if both acquisitions had been included in the consolidated results of the Company for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	Unaudited

Revenue	$976,827	$671,570
Net income	$115,074	$66,011

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of both acquisitions to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied since the acquisitions date, together with the consequential tax effects.

These pro-forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisitions actually occurred on January 1, 2017 and are not necessarily indicative of our consolidated results of operations in future periods. The pro-forma results include adjustments related to purchase accounting, primarily depreciation of property and equipment, and amortization of intangible assets.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	INTANGIBLE ASSETS AND GOODWILL

a.	Intangible assets:

Acquired intangible assets consisted of the following as of December 31, 2018, 2017 and 2016:

	As of December 31,
	2018	2017	2016

Intangible assets with finite lives:

Current Technology	$30,821	$-	$-
Customer relationships	3,857	-	-
Trade names	3,721	-	-
Patents	1,400	1,400	1,400
Backlog	193	-	-

Gross intangible assets	39,992	1,400	1,400

Less - accumulated amortization	(1,488)	(285)	(141)

Total intangible assets, net	$38,504	$1,115	$1,259

Amortization expenses for the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, were $1,193, $144, $57, and $84, respectively.

The reported amount of net acquisition-related intangible assets can fluctuate due to the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Expected future amortization expenses of acquired intangible assets as of December 31, 2018 are as follows:

2019	$4,673
2020	4,769
2021	4,818
2022	4,883
2023	4,868
2024 and thereafter	14,493

$38,504

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	INTANGIBLE ASSETS AND GOODWILL (Cont.)

b.	Goodwill:

The following summarizes the goodwill activity for the year ended December 31, 2018:

Total

Goodwill at January 1, 2018	$-
Business combinations	34,445
Foreign currency translation	429

Goodwill at December 31, 2018	$34,874

NOTE 10:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	As of December 31,
	2018	2017	2016

Accrued expenses	$14,859	$14,863	$4,209
Government authorities	11,344	1,905	1,568
Loss provision related to contractual inventory purchase obligations and others*	3,525	3,610	2,871

	$29,728	$20,378	$8,648

* See Note 15c.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	BANK LOANS

The following table summarizes the Company’s long-term bank loans:

Maturities calendar year	As of December 31, 2018	Effective interest rate*

2019	$15,919	0.60%-0.89%
2020	2,430	0.68%-0.75%
2018 - 2020	900	0.67%
2016 - 2021	900	0.69%
	$20,149

Less - current maturities bank loans	$(16,639)

Long term bank loans net of Current maturities	$3,510

* The effective interest rate for the period from October 17, 2018 to December 31, 2018.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	BANK LOANS (Cont.)

All the bank loans are denominated in KRW except for one loan, which is denominated in USD at the amount of $3,000. The bank loans bear interest at a variable rate and mainly payable monthly. The bank loans do not contain financial covenants.

During the year ended December 31, 2018, the Company recognized $132 of interest expenses related to the bank loans in the consolidated statement of operations in financial expenses (income), net.

As of December 31, 2018, the Company secured its bank loans with an aggregate principal amount of $11,029 against part of its manufacturing facilities.

Subsequent to the balance sheet date, the Company extended a few of its bank loans for a period of one year with an aggregate principal amount of $12,703. The principal of the extended bank loans is to be paid in one installment due on December 31, 2019.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the years ended December 31, 2018, 2017 and 2016, were as follows:

	December 31,
	2018	2017	2016

Balance, at beginning of year	$78,811	$58,375	$51,192
Additions and adjustments to cost of revenues	70,854	34,650	13,749
Usage and current warranty expenses	(27,839)	(14,214)	(6,566)

Balance, at end of year	121,826	78,811	58,375
Less current portion	(28,868)	(14,785)	(13,616)

Long term portion	$92,958	$64,026	$44,759

NOTE 13:-      OTHER NON-CURRENT LIABILTIES

	As of December 31,
	2018	2017	2016
Tax liabilities	$7,147	$16,840	$2,061
Lease incentive obligations	1,468	1,765	-
Other	776	-	-

	$9,391	$18,605	$2,061

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:-      ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the year ended December 31, 2018:

	Unrealized losses on available-for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized gains losses on foreign currency translation	Total

Beginning balance	$(433)	$-	$(178)	$(611)
Other comprehensive income (loss) before reclassifications	(360)	31	310	(19)
Loses (gains) reclassified from accumulated other comprehensive income	137	(31)	-	106
Net current period other comprehensive income (loss)	(223)	-	310	87

Ending balance	$(656)	$-	$132	$(524)

The following table summarizes the changes in accumulated balances of other comprehensive, net of taxes, for the year ended December 31, 2017:

	Unrealized losses on available-for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized losses on foreign currency translation	Total

Beginning balance	$(136)	$19	$(207)	$(324)
Other comprehensive income (loss) before reclassifications	(297)	975	29	707
Gains reclassified from accumulated other comprehensive income	-	(994)	-	(994)
Net current period other comprehensive income (loss)	(297)	(19)	29	(287)

Ending balance	$(433)	$-	$(178)	$(611)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:-      ACCUMULATED OTHER COMPREHENSIVE LOSS (Cont.)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the six months ended December 31, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized losses on foreign currency translation	Total

Beginning balance	$57	$243	$(29)	$271
Other comprehensive income (loss) before reclassifications	(193)	93	(178)	(278)
Gains reclassified from accumulated other comprehensive income	-	(317)	-	(317)
Net current period other comprehensive loss	(193)	(224)	(178)	(595)

Ending balance	$(136)	$19	$(207)	$(324)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of taxes, for the year ended June 30, 2016:

	Unrealized gains on available-for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized losses on foreign currency translation	Total
Beginning balance	$-	$-	$(222)	$(222)
Other comprehensive income (loss) before reclassifications	56	412	193	661
Losses (gains) reclassified from accumulated other comprehensive income (loss)	1	(169)	-	(168)
Net current period other comprehensive income	57	243	193	493

Ending balance	$57	$243	$(29)	$271

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:-      ACCUMULATED OTHER COMPREHENSIVE LOSS (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Operations
	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016
Unrealized gains on cash flow hedges	$3	$166	$47	$30	Cost of revenues
	19	570	227	115	Research and development
	5	151	58	33	Sales and marketing
	4	153	46	24	General and administrative
	31	1,040	378	202	Total, before income taxes
	-	46	61	33	Income tax expenses
	31	994	317	169	Total, net of income taxes

Unrealized losses on available-for-sale marketable securities	(137)	-	-	(1)	Financial income, net
	-	-	-	-	Income tax expense

	(137)	-	-	(1)	Total, net of income taxes

Total reclassifications for the period	$(106)	$994	$317	$168	Total, net of income taxes

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 15:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiaries lease their operating facilities under non-cancelable operating lease agreements, which expire over the next ten years, with the last lease ending in September 2027.

On July 10, 2017 the Company entered into a ten years lease agreement, intended for the establishment of a manufacturing facility and includes extension period options. The Company accounts for this lease as an operating lease according to ASC 840 (“Leases”).

The future minimum lease commitments of the Company under various non-cancelable operating lease agreements in respect of premises, that are in effect as of December 31, 2018, are as follows:

2019	6,933
2020	4,677
2021	2,633
2022	2,380
2023	2,350
2024 and thereafter	2,444

$21,417

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 15:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Rent expenses for years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, were approximately $6,231, $3,449, $1,199, and $2,238, respectively.

b.	Guarantees:

As of December 31, 2018, contingent liabilities exist regarding guarantees in the amounts of $1,354, $323 and $172 in respect of office rent lease agreements, customs transactions and credit card limits, respectively.

c.	Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers, which cannot be canceled without penalty. The Company utilizes third parties to manufacture its products.

In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs. As of December 31, 2018, the Company had non-cancelable purchase obligations totaling approximately $262,979, out of which the Company already recorded a provision for loss in the amount of $1,759.

As of December 31, 2018, the Company had contractual obligations for capital expenditures totaling approximately $40,052. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing

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

In June 2018, the Company was served with a complaint from a trustee of a former customer that filed for bankruptcy in the US. The lawsuit seeks to recover approximately $2,481 based on theories of preferential and fraudulent transfers. The Company believes it has valid defenses to the claims in this lawsuit and does not expect the outcome of the litigation matters to have a material effect on its balance sheets, statements of operations or cash flows.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 15:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

On September 20, 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG. The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe plaintiff’s patents EP 2 228 895 B1 and EP 1 610 452 B1. In its complaint, SMA Solar Technology requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also suggests a value in dispute of €5 million (approximately $5.8 million) for both patents. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit and does not expect the outcome of the litigation matters to have a material effect on its balance sheets, statements of operations or cash flows.

In 2017, Kokam received a claim for losses related to a fire that occurred at a plant of S&C Electric in the U.S., to which Kokam supplied products, alleging that the damage was caused by a container-type UPS manufactured by S&C Electric that contained batteries supplied by Kokam. The claim was originally for damages in the amount of approximately $4 million and following the Kokam acquisition by the Company, Kokam received an amended claim for damages in the amount of approximately $12 million. The Company has specific indemnification from the major selling shareholder of Kokam in the amount of up to $5 million for losses that may be incurred relating to this claim. Kokam also has product liability insurance. The claim has not developed into a lawsuit nor has Kokam received the supporting documents substantiating the claimed amount. As of December 31, 2018, the Company has not recorded any provision for the above claim.

NOTE 16:-	STOCK CAPITAL

a.	Composition of common stock capital of the Company:

	Number of shares
	Authorized as of December 31,			Issued and outstanding as of December 31,
	2018	2017	2016	2018	2017	2016

Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	125,000,000	46,052,802	43,812,601	41,259,391

b.	Common stock rights:

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

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs, and other share-based awards to directors, employees, officers, and consultants of the Company and its Subsidiaries. As of December 31, 2018, a total of 8,080,717 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 16:-	STOCK CAPITAL (Cont.)

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of December 31, 2018, an aggregate of 8,946,316 options are still available for future grant under the 2015 Plan.

A summary of the activity in the share options granted to employees and members of the board of directors for the year ended December 31, 2018 and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of December 31, 2017	3,524,310	7.40	6.35	106,251
Granted	180,983	38.05
Exercised	(1,280,057)	4.89
Forfeited or expired	(23,343)	8.35
Outstanding as of December 31, 2018	2,401,893	11.04	6.19	58,323

Vested and expected to vest as of December 31, 2018	2,359,484	10.94	6.17	57,520

Exercisable as of December 31, 2018	1,843,014	7.93	5.64	50,173

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, was $58,601, $44,625, $1,790, and $30,670, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 16:-	STOCK CAPITAL (Cont.)

The weighted average grant date fair values of options granted to employees and executive directors during the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, were $20.83, $7.94, $8.86, and $13.27, respectively.

The options outstanding as of December 31, 2018, have been separated into exercise price ranges as follows:

	Options	Weighted	Options	Weighted
	outstanding	average	exercisable	average
Range of	as of	remaining	as of	remaining
exercise	December 31,	contractual	December 31,	contractual
price	2018	Life in years	2018	Life in years
$0.87 – $1.50	22,236	0.57	22,236	0.57
$2.01 – $2.46	331,482	2.56	331,482	2.56
$3.03 – $5.01	1,080,892	5.86	1,043,120	5.86
$9.36	10,546	6.08	10,098	6.08
$13.70 – $14.85	426,181	8.14	180,479	8.14
$15.34 – $17.14	183,623	7.66	100,571	7.66
$20.81 – $25.09	165,950	6.68	121,100	6.68
$38.05	180,983	9.01	33,928	9.01

	2,401,893	6.19	1,843,014	5.64

A summary of the activity in the RSUs granted to employees and members of the board of directors for the year ended December 31, 2018, is as follows:

	No. of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2018	2,087,992	24.33
Granted	1,744,621	41.45
Vested	(811,376)	24.97
Forfeited	(214,005)	29.36
Unvested as of December 31, 2018	2,807,232	34.40

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, was $41.45, $27.30, $15.74 and $24.77, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 16:-	STOCK CAPITAL (Cont.)

Options and RSUs issued to non-employee consultants:

The Company has granted options and RSU’s to purchase common shares to non-employee consultants as of December 31, 2018 as follows:

	Options & RSU’s
	outstanding	Range	Exercisable
	as of	of	as of
Issuance	December 31,	Exercise	December 31,	Exercisable
Date	2018	price	2018	Through

2014	6,478	$3.51 - $5.01	4,923	October 29, 2024
2015	5,918	$0	-
2016	7,126	$0 - $15.34	-	September 21, 2026
2017	18,626	$0 - $13.70	-	March 15, 2027
2018	20,783	$0	-

	58,931		4,923

In connection with the grant of stock options to non-employee consultants, the Company recorded stock compensation expenses in the years ended December 31, 2018, December 31, 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, in the amounts of $1,299, $986, $66, and $524, respectively.

d.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of December 31, 2018, total of 1,739,280 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 16:-	STOCK CAPITAL (Cont.)

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

As of December 31, 2018, 385,646 common stock shares had been purchased under the ESPP.

As of December 31, 2018, 1,353,634 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

e.	Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and non-employee consultants and ESPP in the consolidated statement of operations for the years ended December 31, 2018, and December 31, 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, as follows:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Cost of revenues	$4,343	$2,250	$871	$945
Research and development, net	11,205	5,703	2,061	2,364
Selling and marketing	9,111	5,387	1,852	2,915
General and administrative	5,959	4,224	1,816	2,820

Total stock-based compensation expense	$30,618	$17,564	$6,600	$9,044

As of December 31, 2018, there were total unrecognized compensation expenses of $98,826 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from January 1, 2019 through February 28, 2023.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES

a.	Tax rates in U.S:

The Company is subject to U.S. federal tax at the rate of 21%.

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

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P). The Company has elected to pay its transition tax over the eight-year period provided in the TCJA.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the TCJA in its financial statements.

In 2017, the Company calculated its best estimate of the impact of the TCJA in its year end income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of the respective filing and as a result recorded $19.2 million as an additional income tax expense in the period in which the legislation was enacted.

In August, September and December 2018, the Internal Revenue Service (“IRS”) issued proposed regulations related to the one-time transition tax and GILTI. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, changes made in fourth quarter 2018 to the Company’s provisional amounts are based on the Company’s analysis of the TCJA and additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

In the fourth quarter of 2018, upon further analyses of the TCJA and proposed regulations by the U.S. Department of the Treasury and the IRS, the Company completed its analysis to determine the effect of the TCJA with respect to the on-time transition tax and recorded a reduction of $1,297 as of December 31, 2018. Additionally, the Company finalized its decision on treating the tax effects of GILTI as a period expense, evaluated the impact of the proposed regulations related to GILTI and recorded a provision in the amount of $12,043 for such GILTI tax.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

As of December 31, 2018, the U.S. Treasury Department and the Internal Revenue Service (“IRS”) are still in the process of issuing various TCJA regulations. Accordingly, future adjustments to the financial statements may be necessary as regulations are issued and when the Company files its fiscal year 2018 tax returns with the IRS and foreign tax authorities in the current fiscal year.

b.	Kokam is subject to Korean tax on progressive tax rates of up to 22%.

c.	Corporate tax in Israel:

Taxable income of Israeli companies was subject to corporate tax at the rate of 25% in the year ended June 30, 2016.

The Israeli subsidiary is also eligible for tax benefits as further described in note 17k.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law 2016 (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduces the corporate income tax rate to 24% effective from January 1, 2017 and to 23% effective from January 1, 2018 onwards.

d.	Carryforward tax losses:

As of December 31, 2018, the Company has no federal or state carryforward tax losses.

As of December 31, 2018, the Israeli subsidiary has no carryforward tax losses.

As of December 31, 2018, Kokam has carryforward tax losses of $18,887.

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s Israeli subsidiary’s tax-exempt profit from Benefited Enterprises is permanently reinvested, as the Company’s management and the Board of Directors has determined that the Company does not currently intend to distribute dividends. Therefore, deferred taxes have not been provided for such tax-exempt income. The Company intends to continue to reinvest these profits and does not currently foresee a need to distribute dividends out of such tax-exempt income. Therefore, no deferred taxes have been provided in respect of such tax-exempt income as the undistributed tax-exempt income is essentially permanent in duration.

The Company may incur additional tax liability in the event of intercompany dividend distributions by some of its subsidiaries. Such additional tax liability in respect of these subsidiaries has not been provided for in the Financial Statements as the Company’s management and the Board of Directors has determined that the Company intends to reinvest earnings of its subsidiaries indefinitely.

Taxes that would apply in the event of disposal of investments in subsidiaries have not been taken into account in computing deferred income taxes, as the Company’s management and the Board of Directors has determined that the Company’s intention to hold, and not to realize, these investments.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017	2016

Deferred tax assets, net:

Research and Development carryforward expenses	$9,482	$5,380	$908
Carryforward tax losses	4,155	-	-
Stock based compensation expenses	3,160	1,622	1,039
Inventory Impairment	1,471	-	-
Allowance and other reserves	4,340	1,338	868

Total deferred tax assets, net	$22,608	$8,340	$2,815

Deferred tax liabilities, net:
Purchase price allocation adjustments	(9,408)	-	-

Total deferred tax liabilities, net	$(9,408)	$-	$-

Recorded as:
Deferred tax assets, net	$14,699	$8,340	$2,815
Deferred tax liabilities, net	(1,499)	-	-
Net deferred tax assets	$13,200	$8,340	$2,815

f.	Uncertain tax positions:

	December 31,
	2018	2017	2016
Balance at January 1,	$579	$249	$-
Increases related to current year tax positions	8,499	330	249
Decreases related to prior year tax positions	(579)	-	-
Balance at December 31,	$8,499	$579	$249

g.	Income before taxes are comprised as follows:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Domestic	$13,405	$7,461	$3,165	$3,758
Foreign	123,718	92,783	27,433	68,472

	$137,123	$100,244	$30,598	$72,230

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

h.	Taxes on income (tax benefit) are comprised as follows:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016
Current taxes:
U.S. Federal & State	$13,894	$19,889	$1,047	$1,737
Foreign	2,276	1,639	518	263
Total current taxes	16,170	21,528	1,565	2,000

Deferred taxes:
U.S. Federal & State	(1,284)	(42)	507	(1,380)
Foreign	(5,809)	(5,414)	3,145	(4,999)
Total deferred taxes	(7,093)	(5,456)	3,652	(6,379)

Income taxes, net	$9,077	$16,072	$5,217	$(4,379)

i.	Reconciliation of theoretical tax expense to actual tax expense:

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

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Income before taxes, as reported in the consolidated statements of operations	$137,123	$100,244	$30,598	$72,230

Statutory tax rate	21%	34%	34%	34%
Theoretical tax benefits on the above amount at the US statutory tax rate	28,796	34,083	10,403	24,558
Income tax at rate other than the U.S. statutory tax rate	(26,861)	(34,734)	(5,396)	(30,229)
Tax Cuts and Jobs Act of 2017	8,062	18,735	-	-
Non-deductible expenses	(644)	(1,545)	164	1,514
Other individually immaterial income tax items, net	(276)	(467)	46	(222)

Actual tax expense (tax benefit)	$9,077	$16,072	$5,217	$(4,379)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

j.	Tax assessments:

As of December 31, 2018, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2014.  Net operating losses generated in years prior to 2015 and carried forward are available to adjustment and subject to the statute of limitation provisions of such year when the net operating losses were utilized.

The statute of limitations related to tax returns of the Company’s Israeli subsidiary for all tax years up to and including 2012 has lapsed.

The statute of limitations related to tax returns of Kokam for all tax years up to and including 2013 has lapsed.

The statute of limitations related to tax returns of the Company’s German subsidiary, one of its Chinese subsidiaries and Gamatronic UK for all tax years up to and including 2014 has lapsed.

With respect to the Company’s French subsidiary, the statute of limitations related to its tax returns for all tax years up to and including 2015 has lapsed.

The statute of limitations related to tax returns of the Company’s Japanese subsidiary for all tax years up to and including 2017 has lapsed.

With respect to the Company’s Australian, Dutch, UK, Italian, Bulgarian, Turkish, Belgian, Indian, Swedish, Korean, and Romanian subsidiaries as well as its other Chinese subsidiary, the statute of limitations with respect to these entities’ tax returns for all tax years since incorporation has yet to lapse.

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

k.	Tax benefits for Israeli companies under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

The Israeli subsidiary elected tax year 2012 as a "Year of Election" for “Benefited Enterprise” status under the Investments Law. According to the Investments Law, the Israeli subsidiary elected to participate in the alternative benefits program which provides certain benefits, including tax exemptions and reduced tax rates. Income not eligible for Benefited Enterprise benefits is taxed at a regular corporate tax rate (which depend on, inter alia, the geographic location in Israel). Upon meeting the requirements under the Investments Law, undistributed income derived from Benefited Enterprise from productive activity will be exempt from tax for two years from the year in which the Israeli subsidiary first has taxable income, provided that 12 years have not passed from the beginning of the year of election.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

In the six months ended December 31, 2016, the Israeli subsidiary utilized all of its operating loss carryforwards in Israel and became profitable for tax purposes.

On October 24, 2018, the Company’s Israeli subsidiary received an approval from the Israeli Tax Authorities confirming the applicability of the two-year tax exemption as provided in the Encouragement of Capital Investments Law, 1959 until December 31, 2018.

If dividends (or deemed dividends) are distributed out of tax-exempt profits, the Israeli subsidiary will then become liable for tax, with respect of the gross amount of the dividend at the rate applicable to its profits from the Benefited Enterprise in the year in which the income was earned, at the applicable corporate tax that would otherwise have been payable on such income.

The dividend recipient is subject to withholding tax at the rate of 15% applicable to dividends from Benefited enterprises, or such lower rate as may be provided in an applicable tax treaty, which would generally be withheld at source by the distributing company.

The Israeli subsidiary currently has no plans to distribute dividends and intends to retain future earnings to finance the development of its business.

Through December 31, 2018, the Israeli subsidiary had generated income under the provision of the Investments Law.

As of December 31, 2018, approximately $289,900 was derived from tax exempt profits earned by the Israeli subsidiary “Benefited Enterprises”. The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by the Israeli subsidiary. Accordingly, no provision for deferred income taxes has been provided on income attributable to the Israeli subsidiary “Benefited Enterprises” as such income is essentially permanently reinvested.

If the Israeli subsidiary retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate which depends on the foreign ownership in each tax year, and the tax rate can range between 10% (when foreign ownership exceeds 90%) to 25% (when foreign ownership is below 49%).

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 71):

On August 5, 2013, the Israeli Parliament issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment 71 to the Law for the Encouragement of Capital Investments (the “Amendment"). According to the Amendment, the tax rate on preferred income from a preferred enterprise in 2014 and thereafter will be 16% (in development area A (as defined therein and which details specific areas in development in Israel) will be 9%).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

The Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%.

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments (the  “2017 Amendment") was published. According to the 2017 Amendment, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter (the tax rate applicable to preferred enterprises located in other areas remains at 16%).

The Company’s production facilities in Israel are not located in Development Zone A.

The Company notified the ITA of its election to implement the Amendment with effect on and from January 1, 2019.

The 2017 Amendment also prescribes special tax tracks for preferred technological enterprises (“PTE”), which are subject to rules that were issued by the Ministry of Finance.

The new tax tracks under the 2017 Amendment are as follows:

According to the 2017 Amendment, preferred technological enterprise, as defined in the Investments Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A - a tax rate of 7.5%).

A Preferred Company distributing dividends from Preferred Income or income derived from its PTE, would subject the recipient to a tax at the rate of 20% (or lower, if so provided under an applicable tax treaty). To benefit from any lower tax rates under an applicable tax treaty, a non-resident of Israel would need to receive in advance a valid certificate from the ITA allowing for a reduced tax rate, or to file an appropriate tax return with the ITA claiming a refund based on the lower rate under the applicable tax treaty.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-      INCOME TAXES (Cont.)

The 2017 Amendment further provides that, in certain circumstances, a dividend distributed to a corporate shareholder who is not an Israeli resident for tax purposes, would be subject to a tax at the rate of 4%. Such taxes would generally be withheld at source by the distributing company.

On June 14, 2017, the Encouragement of Capital Investments Regulations (Preferred Technological Income and Capital Gain for Technological Enterprise), 2017 (the “Regulations”) were published. The Regulations applied Action 5 under the Action Plan on Base Erosion and Profit Shifting (BEPS). The Regulations describe, inter alia, the mechanism used to determine the calculation of the benefits under the PTE regime and determine certain requirements relating to documentation of intellectual property for the purpose of the PTE. According to these provisions, a company that complies with the terms under the PTE regime may be entitled to certain tax benefits with respect to income generated during the company’s regular course of business and derived from the preferred intangible asset (as determined in the Investment Law), excluding income derived from intangible assets used for marketing and income attributed to production activity. In the event that intangible assets used for marketing purposes generate over 10% of the PTE’s income, the relevant portion, calculated using a transfer pricing study, would be subject to regular corporate income tax. If such income does not exceed 10%, the PTE will not be required to exclude the marketing income from the PTE’s total income. The Regulations establish a presumption of direct production expenses plus 10% with respect to income related to production, which can be countered by the results of a supporting transfer pricing study. Tax rates applicable to such production income expenses will be similar to the tax rates under the Preferred Enterprise regime to the extent such income would be considered as eligible. In order to calculate the preferred income, the PTE is required to take into account the income and the research and development expenses that are attributed to each single preferred intangible asset. Nevertheless, it should be noted that the transitional provisions allow companies to take into account the income and research and development expenses attributed to all of the preferred intangible assets they have.

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

NOTE 17:-      INCOME TAXES (Cont.)

Tax Benefits for Research and Development:

Israeli tax law (section 20A to the Israeli Tax Ordinance (New Version), 1961) allows, under certain conditions, a tax deduction for research and development expenses, including capital expenses, for the year in which they are paid. Such expenses must relate to scientific research in industry, agriculture, transportation, or energy, and must be approved by the relevant Israeli government ministry, determined by the field of research. Furthermore, the research and development must be for the promotion of the company’s business and carried out by or on behalf of the company seeking such tax deduction.  However, the amount of such deductible expenses is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. As for expenses incurred in scientific research that is not approved by the relevant Israeli government ministry, they will be deductible over a three-year period starting from the tax year in which they are paid. As of December 31, 2018, the Company’s Israeli subsidiary did not obtain such approval.

l.	Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

The Company’s Israeli subsidiary claim currently to be qualified as ‘industrial company’ as defined by this law and as such, is entitled to certain tax benefits, consisting mainly of accelerated depreciation and amortization of patents and certain other intangible property.

NOTE 18:-	FINANCIAL EXPENSES (INCOME), NET

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Interest income on marketable securities	$(5,629)	$(4,398)	$(1,504)	$(1,112)
Exchange rate loss (income), net	4,725	(8,111)	3,521	(27)
Interest expenses	2,536	-	-	-
Amortization of marketable securities premium and accretion of discount, net	1,242	2,017	685	532
Expenses (income), net, related to hedging transactions	(698)	1,334	87	136
Other financial expenses, net	121	-	-	-

	$2,297	$(9,158)	$2,789	$(471)

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 19:-	SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND PRODUCT INFORMATION
a.	Segment Information:

The Company's chief operating decision maker (“CODM”) is our Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. Accordingly, we have determined that we have a single reportable segment - the solar segment.

Total segment assets include corporate assets, such as cash and cash equivalents, marketable securities and tax assets. Total segment assets reconciled to consolidated amounts are as follows:

	As of December 31,
	2018	2017	2016

Solar	$866,868	$641,305	$424,743
Non-Solar	97,604	-	-

Total assets	$964,472	$641,305	$424,743

The reconciliations of non-reportable segments' revenues, profit or loss and other items of information to the Company’s consolidated totals are immaterial.

The Company's Non-solar activities constituted 2.4% of the Company's consolidated revenues for the year ended December 31, 2018.

b.	Geographic Information:

The following is a summary of revenues within geographic areas:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Revenues based on Customers’ location:
United States	$505,469	$348,949	$160,321	$334,260
Europe (*)	175,894	128,295	37,500	74,830
Netherlands	123,959	70,067	23,099	36,377
Rest of the world	131,915	59,734	19,077	44,376

Total revenues	$937,237	$607,045	$239,997	$489,843

(*) Except for Netherlands

c.	Major Customers:

The following is a summary of major customer data as a percentage of total revenues:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Customer A	19.4%	14.8%	11.2%	11.6%
Customer B	6.8%	8.1%	8.4%	10.1%
Customer C	-	3.0%	8.7%	10.9%

d.	Products:

The following is a summary of revenues by product family:

	Year ended December 31,		Six months ended December 31,	Year ended June 30,
	2018	2017	2016	2016

Inverters	$416,966	$290,632	$112,585	$223,756
Optimizers	432,410	286,856	115,229	244,852
Others	87,861	29,557	12,183	21,235
Total revenues	$937,237	$607,045	$239,997	$489,843

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 19:-	SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND PRODUCT INFORMATION (Cont.)

e.	Long-lived assets by geographic region:

	As of December 31,
	2018	2017	2016

Israel	$59,126	$43,273	$35,055
Korea	41,268	-	-
China	10,433	5,985	36
Europe	6,600	1,219	466
U.S.	1,369	567	515
Other	533	138	50

Total long-lived assets*	$119,329	$51,182	$36,122

* Long-lived assets are comprised of property and equipment, net (marketable securities, other non-current assets, goodwill, intangible assets and deferred tax assets are not included).

NOTE 20:-	SUBSEQUENT EVENTS

On January 24, 2019, the Company completed its acquisition of a majority stake (approximately 56%) of the outstanding common shares of S.M.R.E Spa (“SMRE”), a  provider of innovative integrated powertrain technology and electronics for electric vehicles. The Company’s total consideration was approximately $85 million in the form of approximately 1.2 million shares of the Company’s common stock and the remainder in cash. During the year ended December 31, 2018 the Company recognized $536 of acquisition-related costs in the consolidated statements of operations under general and administrative expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.
By:	/s/ Guy Sella
Name: Guy Sella
Title: Chief Executive Officer and Chairman
Date:	February 28, 2019

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

Signature	Title	Date

/s/Guy Sella Guy Sella	Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2019
/s/Ronen Faier Ronen Faier	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
/s/Dan Avida Dan Avida	Director	February 28, 2019
/s/Yoni Cheifetz Yoni Cheifetz	Director	February 28, 2019
/s/Marcel Gani Marcel Gani	Director	February 28, 2019
/s/Doron Inbar Doron Inbar	Director	February 28, 2019
/s/Avery More Avery More	Director	February 28, 2019
/s/Tal Payne Tal Payne	Director	February 28, 2019