Form 10-Q
period 2019-03-31
SolarEdge Technologies Inc
filed 2019-05-10
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
972 (9) 957-6620
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SEDG	NASDAQ (Global Select Market)

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

Yes ☐     No ☒

As of May 7, 2019, there were 47,547,688 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2019
 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$226,478	$191,633
Short-term bank deposits	6,057	6,001
Restricted cash	1,811	1,628
Marketable securities	107,064	118,680
Trade receivables, net	187,496	173,579
Prepaid expenses and other current assets	37,828	45,073
Inventories	150,798	141,519

Total current assets	717,532	678,113

LONG-TERM ASSETS:
Marketable securities	57,252	74,256
Operating lease right-of-use assets	30,839	-
Property, plant and equipment, net	132,988	119,329
Deferred tax assets, net	14,589	14,699
Intangible assets, net and Goodwill	211,420	73,378
Other non-current assets	12,303	4,697

Total long term assets	459,391	286,359

Total assets	$1,176,923	$964,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2019	2018
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$90,190	$107,079
Employees and payroll accruals	31,524	29,053
Current maturities of bank loans and accrued interest	17,233	16,639
Warranty obligations	35,229	28,868
Deferred revenues	13,527	14,351
Accrued expenses and other current liabilities	60,369	29,728

Total current liabilities	248,072	225,718

LONG-TERM LIABILITIES:
Bank loans	7,029	3,510
Warranty obligations	101,517	92,958
Deferred revenues	66,037	60,670
Operating lease liabilities	24,790	-
Deferred tax liabilities, net	8,544	1,499
Other non-current liabilities	23,417	9,391

Total long-term liabilities	231,334	168,028

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2019 (unaudited) and December 31, 2018; issued and outstanding: 47,501,363 and 46,052,802 shares as of March 31, 2019 (unaudited) and December 31, 2018, respectively	5	5
Additional paid-in capital	417,385	371,794
Accumulated other comprehensive loss	(1,220)	(524)
Retained earnings	210,149	191,133

Total SolarEdge Technologies, Inc. stockholders’ equity	626,319	562,408

Non-controlling interests	71,198	8,318

Total stockholders’ equity	697,517	570,726

Total liabilities and stockholders’ equity	$1,176,923	$964,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2019	2018
	Unaudited

Revenues	$271,871	$209,871
Cost of revenues	185,761	130,274

Gross profit	86,110	79,597

Operating expenses:

Research and development	26,199	17,875
Sales and marketing	20,172	16,205
General and administrative	11,691	4,753

Total operating expenses	58,062	38,833

Operating income	28,048	40,764

Financial expenses (income), net	6,151	(584)

Income before taxes on income	21,897	41,348

Taxes on income	3,922	5,662

Net income	$17,975	$35,686

Net loss attributable to Non-controlling interests	1,041	-

Net income attributable to SolarEdge Technologies, Inc.	$19,016	$35,686

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.40	$0.81

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.39	$0.75

Weighted average number of shares used in computing net basic earnings per share of common stock	47,020,218	44,231,679

Weighted average number of shares used in computing net diluted earnings per share of common stock	49,026,327	47,673,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2019	2018
	Unaudited

Net income	$17,975	$35,686

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses) net of tax	485	(510)
Reclassification adjustments for losses included in net income	120	-
Net change	605	(510)

Foreign currency translation adjustments, net	(1,301)	(14)

Total other comprehensive loss	(696)	(524)

Comprehensive income	$17,279	$35,162

Comprehensive loss attributable to Non-controlling interests	849	-

Comprehensive income attributable to SolarEdge Technologies, Inc.	$18,128	$35,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2018	43,812,601	$4	$331,902	$(611)	$66,172	$397,467	$-	$397,467

Cumulative effect of adopting ASC 606	-	-	-	-	(3,872)	(3,872)	-	(3,872)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	1,084,507	* -	4,605	-	-	4,605	-	4,605
Equity based compensation expenses to employees and non-employee consultants	-	-	6,849	-	-	6,849	-	6,849
Other comprehensive loss adjustments	-	-	-	(524)	-	(524)	-	(524)
Net income	-	-	-	-	35,686	35,686	-	35,686

Balance as of March 31, 2018	44,897,108	$4	$343,356	$(1,135)	$97,986	$440,211	$-	$440,211

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2019	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726
			-
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	254,515	* -	309	-	-	309	-	309
Equity based compensation expenses to employees and non-employee consultants	-	-	9,704	-	-	9,704	-	9,704
Consideration in common stock related to business combination	1,194,046	* -	34,601	-	-	34,601	-	34,601
Non-controlling interests related to business combination	-	-	-	-	-	-	67,734	67,734
Change to Non-controlling interests	-	-	977	-	-	977	(2,964)	(1,987)
Other comprehensive income adjustments	-	-	-	(696)	-	(696)	(849)	(1,545)
Net income	-	-	-	-	19,016	19,016	(1,041)	17,975

Balance as of March 31, 2019	47,501,363	$5	$417,385	$(1,220)	$210,149	$626,319	$71,198	$697,517

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018
	Unaudited

Cash flows provided by operating activities:
Net income	$17,975	$35,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,870	2,394
Amortization of intangible assets	1,971	36
Amortization of premium and accretion of discount on available-for-sale marketable securities	(59)	778
Stock-based compensation	9,704	6,849
Capital loss from disposal of equipment	66	64
Realized loss from sale of available-for-sale marketable securities	120	-
Changes in assets and liabilities:
Inventories	964	(15,348)
Prepaid expenses and other assets	10,885	9,210
Trade receivables, net	(7,379)	(17,935)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	828	(74)
Deferred tax assets and liabilities, net	(973)	(1,321)
Trade payables, net	(21,720)	13,595
Employees and payroll accruals	3,250	7,153
Warranty obligations	14,947	9,384
Deferred revenues	1,730	6,981
Other liabilities	20,271	6,527

Net cash provided by operating activities	56,450	63,979

Cash flows from investing activities:
Business combination, net of cash acquired	(39,315)	-
Purchase of property, plant and equipment	(10,620)	(11,325)
Investment in short term bank deposits	(56)	-
Investment in available-for-sale marketable securities	(15,316)	(25,436)
Proceeds from sales and maturities of available-for-sale marketable securities	44,575	34,500

Net cash used in investing activities	$(20,732)	$(2,261)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018
	Unaudited

Cash flows from financing activities:
Proceeds from bank loans borrowing	$51	$-
Payments of bank loans	(1,003)	-
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	309	4,605
Change in Non-controlling interests	(1,987)	-

Net cash provided by (used in) financing activities	(2,630)	4,605

Increase in cash, cash equivalents and restricted cash	33,088	66,323
Cash, cash equivalents and restricted cash at the beginning of the period	193,261	164,679
Effect of exchange rate differences on cash, cash equivalents and restricted cash	1,940	(17)

Cash, cash equivalents and restricted cash at the end of the period	$228,289	$230,985

Supplemental disclosure of non-cash activities:

Operating lease, right of use asset	$32,531	$-

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

Since 2018, the Company completed certain strategic acquisitions in order to further expand its business.

In July and October 2018, the Company completed the acquisition ("Gamatronic Acquisition") of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd ("Gamatronic IL") and all of the outstanding shares of its wholly owned subsidiary Gamatronic (UK) Limited (“Gamatronic UK”), respectively. Both companies ("UPS Division") are providers and manufacturers of Uninterruptible Power Supplies ("UPS") devices.

On October 17, 2018, the Company completed the acquisition of 74.5% of the outstanding common shares and voting rights of Kokam Co., Ltd. (“Kokam”), a Korean company whose shares are traded on the Korean OTC market, a provider of Lithium-ion cells, batteries and energy storage solutions. From October 17, 2018 and through March 31, 2019, the Company increased its shareholdings of Kokam to 94.2%.

On January 24, 2019, the Company completed the acquisition of 56.8% of the outstanding common shares and voting rights of S.M.R.E S.p.A (“SMRE”), an Italian company whose shares were traded on the Italian AIM, a provider of innovative integrated powertrain technology and electronics for electric vehicles (see note 2).

b.	New accounting pronouncements not yet effective:

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

c.	Recently issued and adopted pronouncement:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has elected to apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has also elected certain relief options offered in ASU 2016-02 including certain available transitional practical expedients. The Company adopted Topic 842 effective January 1, 2019. The Condensed Consolidated Financial Statements for the three months ended March 31, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy (See note 7).

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for the adoption of ASU No. 2016-02, “Leases (Topic 842) (see Note 1c).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

e.
The Company depends on three contract manufacturers and several limited or single source component suppliers. The Company is in the process of discontinuing its activity with one of those contract manufacturers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

These three vendors collectively accounted for 48.7% and 58.8% of the Company’s total trade payables as of March 31, 2019 (unaudited) and December 31, 2018, respectively.

The Company has the right to offset its payables to one of its contract manufacturers against vendor non-trade receivables. As of March 31, 2019 (unaudited), a total of $1,784 of these receivables met the criteria for net recognition and were offset against the corresponding accounts payable balances for this contract manufacturer in the accompanying condensed consolidated balance sheets.

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

g.	Accounting for share-based compensation:

Some of the RSUs granted are subject to certain performance criteria (“PSUs”): accordingly, compensation expense for PSUs is recognized when it becomes probable that the related performance condition has been satisfied.

h.	Certain prior period amounts have been reclassified to conform to the current period presentation.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	BUSINESS COMBINATION

S.M.R.E

On January 24, 2019, the Company completed the acquisition of 56.8% of the outstanding common shares and voting rights of SMRE, a provider of innovative integrated powertrain technology and electronics for electric vehicles for approximately $73.9 million, net of cash acquired, out of which $42,240 was paid in cash and $34,601 was paid in shares of SolarEdge common stock (the “SMRE Acquisition”).

As part of SMRE Acquisition, the Company issued 334,096 PSUs that are subject to certain performance goals and a vesting period, at the amount of $13,444, which will be expensed in the condensed consolidated statements of operation in general and administrative expenses line item.

As of January 24, 2019, the fair value of the 43.2% non-controlling interests in SMRE is estimated to be $67.7 million. The fair value of the non-controlling interests was valued based on and at the transaction price.

The primary reason for the SMRE Acquisition was to acquire technology and customer relationships and to expand and diversify the Company’s business by entering into the electric vehicles market.

The Company determined that the SMRE Acquisition will be accounted for as a business combination in accordance with ASC 805 "Business Combinations".

During the period from the SMRE Acquisition through March 31, 2019, the Company purchased additional common shares of SMRE in the open market, for a further investment of $1.2 million.

The amounts of revenue and net loss of SMRE included in the Company’s condensed consolidated statements of operations for the period from January 24, 2019 through March 31, 2019 are $2,902 and $1,879, respectively.

The following table summarizes the preliminary estimated purchase price allocation of the business combination completed during the three months ended March 31, 2019:

Components of Purchase Price:

Cash	$42,240
Less cash acquired	(2,925)
Common stock	34,601
Total purchase price	$73,916

Allocation of Purchase Price:

Total net identifiable assets	$9,916
Total identifiable intangible assets, net and Goodwill (1)	131,734

Noncontrolling interest	(67,734)

Total purchase price allocation (2)	$73,916

(1)	The intangible assets comprised primarily of technology, in process research and development and customer relationships.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	BUSINESS COMBINATION (Cont.)

(2)
The Company is expecting to complete the preliminary estimated purchase price allocation during the measurement period of one year from January 24, 2019. Fair values that are still under review include among others, values assigned to identifiable intangible assets, goodwill, deferred income taxes and contingent liabilities.

During the three months ended March 31, 2019, the Company recognized $453 of aggregate acquisition-related costs that were expensed in the condensed consolidated statement of operations in general and administrative expenses line item.

The purchase price allocations for the business combinations completed during the year ended December 31, 2018 are still preliminary as of March 31, 2019.

The following table represents the pro-forma (unaudited) condensed consolidated statements of operations as if all acquisitions completed during the year ended December 31, 2018 and the three months ended March 31, 2019, had been included in the condensed consolidated statements of operations of the Company for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited):

	Three months ended March 31,
	2019	2018
	Unaudited

Revenue	$272,943	$231,784
Net income	$16,610	$28,654

The pro-forma results have been calculated after applying the Company’s accounting policies and adjusting the results of all acquisitions to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied since the acquisitions date, together with the consequential tax effects.

The pro-forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro-forma results are not the results that would have been realized had the acquisitions actually occurred on January 1, 2018 and 2019, and are not necessarily indicative of the Company’s condensed consolidated statements of operations in future periods. The pro-forma results include adjustments related to business combinations accounting, primarily depreciation of property plant and equipment, amortization of intangible assets and together with the consequential tax effects.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets and goodwill consisted of the following:

	As of March 31, 2019	As of December 31, 2018

Intangible assets with finite lived:

Current technology	$30,214	$30,821
Customer relationships	3,793	3,857
Trade names	3,642	3,721
Patents	1,400	1,400
Backlog	193	193

Gross intangible assets	39,242	39,992

Less - accumulated amortization	(2,619)	(1,488)

Total intangible assets, net	36,623	38,504

Goodwill:

Goodwill from business combinations	34,874	34,445
Foreign currency translation	(678)	429

Goodwill	34,196	34,874

Intangible assets with finite lived, net and goodwill resulting from SMRE Acquisition	140,601	-

Total Intangible assets with finite lived, net and goodwill	$211,420	$73,378

Amortization expenses for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited) were $1,971 and $36, respectively.

The reported amount of net acquisition-related intangible assets and goodwill can fluctuate due to the impact of changes in foreign currency exchange rates on intangible assets and goodwill not denominated in U.S. dollars.

Acquired finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The Company will amortize its finite- lived intangible assets over a period of 7-10 years.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	INVENTORIES

	March 31, 2019	December 31, 2018
	(unaudited)

Raw materials	$55,133	$39,380
Work in process	21,332	18,115
Finished goods	74,333	84,024

	$150,798	$141,519

NOTE 5:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited) were as follows:

	Three months ended March 31,
	2019	2018
	(unaudited)

Balance, at beginning of period	$121,826	$78,811
Additions and adjustments to cost of revenues	22,105	13,159
Usage and current warranty expenses	(7,185)	(3,775)

Balance, at end of period	136,746	88,195
Less current portion	(35,229)	(16,605)

Long term portion	$101,517	$71,590

NOTE 6:-	FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its cash equivalents, foreign currency derivative contracts, and marketable securities, at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Earn-out provision is classified within the Level 3 value hierarchy, as the valuation is based on unobservable inputs which are supported by little or no market activity.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	March 31,	December 31,
Description	Hierarchy	2019	2018
		(unaudited)
Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$3,050	$1,767

Short-term marketable securities:
Corporate bonds	Level 2	101,734	110,385
Governmental bonds	Level 2	5,330	8,295

Long-term marketable securities:
Corporate bonds	Level 2	57,252	74,256
Governmental bonds	Level 2	-	-

Liabilities
Long-term Earn-out provision	Level 3	(1,045)	(332)

NOTE 7:-	LEASES

The Company adopted ASU No. 2016-02, “Leases (Topic 842),” effective on January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the fiscal year, January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.

The Company leases offices, plants and vehicles under operating and finance leases. For leases with terms greater than 12 months, the Company records the related asset and liability at the present value of lease payments according to their term. Several of the Company’s leases include renewal options and some have termination options that are factored into the Company’s determination of the lease payments when appropriate. The Company estimates the incremental borrowing rate in order to discount the lease payments based on the information available at the lease commencement date.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	LEASES (cont.)

The following table summarizes the Company’s lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

	Classification on the condensed consolidated Balance Sheet	As of March 31, 2019
Assets

Operating lease assets, net of lease incentive obligation	Operating lease right-of-use assets	$30,839
Finance lease assets	Property, plant and equipment, net	2,905
Total lease assets		$33,744

Liabilities

Operating and finance leases short term	Accrued expenses and other current liabilities	$8,808
Operating leases long term	Operating lease liabilities	24,790
Finance leases long term	Other non-current liabilities	2,045
Total lease liabilities		$35,643

Weighted average remaining lease term in years
Operating leases		5.08
Finance leases		8.67

Weighted average annual discount rate
Operating leases		1.56%
Finance leases		2.87%

The following table presents certain information related to the lease costs for operating and finance leases for the three months ended March 31, 2019:

Three months ended March 31, 2019
Finance lease cost
Amortization of leased assets	$27
Interest on lease liabilities	16

Operating lease cost	2,231

Total lease cost	$2,274

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	LEASES (cont.)

The following table presents supplemental cash flow information related to the lease costs for operating and finance leases for the three months ended March 31, 2019:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,231

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years of the operating and finance lease liabilities recorded on the condensed consolidated balance sheets:

	Operating Lease	Finance Leases
2019	$6,632	$156
2020	7,444	208
2021	6,443	208
2022	5,470	194
2023	4,732	194
Thereafter	4,435	1,620
Total lease payments	35,156	2,580
Less: amount of lease payments representing interest	(1,737)	(356)
Present value of future lease payments	33,419	2,224
Less: current obligations under leases	(8,629)	(179)
Long-term lease obligations	$24,790	$2,045

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of March 31, 2019 (unaudited), contingent liabilities exist regarding guarantees in the amount of $13,353, $1,938, $55 and $176 in respect of bank loans, office rent lease agreements, customs transactions and credit card limits, respectively.

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

As of March 31, 2019 (unaudited), the Company had non-cancellable purchase obligations totaling approximately $242,551 out of which the Company already recorded a provision for loss in the amount of $2,061.

As of March 31, 2019 (unaudited), the Company had contractual obligations for capital expenditures totaling approximately $30,183. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

In June 2018, the Company was served with a complaint from a trustee of a former customer that filed for bankruptcy in the US. The lawsuit seeks to recover approximately $2,481 based on theories of preferential and fraudulent transfers. During the three months ended March 31, 2019 (unaudited), the Company entered into mediation process which has not yet settled. As of March 31, 2019 (unaudited), the Company has recorded an adequate provision in expectation of a settlement.

NOTE 9:-	STOCK CAPITAL

a.	Common Stock:

Number of shares
	Authorized		Issued and outstanding
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(unaudited)		(unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	47,501,363	46,052,802

b.	Stock Incentive plans:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers, and consultants of the Company and its Subsidiaries. As of March 31, 2019 (unaudited), a total of 10,383,357 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000). As of March 31, 2019 (unaudited), an aggregate of 8,686,589 shares of common stock are still available for future grant under the 2015 Plan.

c.	Options granted to employees and members of the board of directors:

A summary of the activity in the share options granted to employees and members of the board of directors for the three months ended March 31, 2019 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2018	2,401,893	11.04	6.19	58,323
Granted	267,852	36.15
Exercised	(25,512)	11.33
Forfeited or expired	(10,625)	14.51
Outstanding as of March 31, 2019	2,633,608	13.58	6.33	63,544

Vested and expected to vest as of March 31, 2019	2,592,033	13.44	6.30	62,901

Exercisable as of March 31, 2019	1,896,037	8.32	5.46	55,675

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the three months ended March 31, 2019 (unaudited) was $788.

The weighted average grant date fair values of options granted to employees and executive directors during the three months ended March 31, 2019 (unaudited) was $19.83.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

d.      A summary of the activity in the RSUs (excluding PSUs) granted to employees and members of the board of directors for the three months ended March 31, 2019 (unaudited) is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2018	2,807,232	34.40
Granted	306,562	38.55
Vested	(223,210)	31.14
Forfeited	(96,018)	33.91
Unvested as of March 31, 2019	2,794,566	35.13

As part of SMRE acquisition, the Company granted 334,096 PSUs that are subject to certain performance goals and a vesting period. The PSUs grant date fair value is $40.24.

During the three months ended March 31, 2019, the Company recognized expenses at the amount of $841 related to PSU’S vesting that were expensed in the condensed consolidated statement of operations in general and administrative expenses line item.

e.	Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of March 31, 2019 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	March 31,	Exercise	March 31,	Options exercisable
Date	2019	price	2019	through

2014	6,023	$3.51 - $5.01	5,245	October 29, 2024
2015	2,127	$0.00	-
2016	5,001	$0.00 - $15.34	-	September 21, 2026
2017	13,126	$0.00 - $13.70	-	March 15, 2027
2018	19,496	$0.00	-
2019	9,499	$0.00	-

	55,272		5,245

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses in the three months ended March 31, 2019 (unaudited) and 2018 (unaudited) in the amount of $173 and $ 529, respectively.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of March 31, 2019 (unaudited), a total of 2,199,808 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of March 31, 2019 (unaudited), 385,646 common stock shares had been purchased under the ESPP.

As of March 31, 2019 (unaudited), 1,814,162 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited), as follows:

	Three months ended March 31,
	2019	2018

Cost of revenues	$1,354	$924
Research and development	3,490	2,382
Selling and marketing	2,404	2,204
General and administrative	2,456	1,339

Total stock-based compensation expense	$9,704	$6,849

As of March 31, 2019 (unaudited), there was a total unrecognized compensation expense of $104,122 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from April 1, 2019 through May 31, 2023.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	BASIC AND DILUTED NET EARNINGS PER SHARE

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

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited).

The following table presents the computation of basic and diluted net earnings per share attributable to SolarEdge Technologies, Inc. for the periods presented (in thousands, except share and per share data):

	Three months ended March 31,
	2019	2018
	Unaudited

Numerator:
Net income	$17,975	$35,686
Net loss attributable to Non-controlling interests	1,041	-
Net income attributable to SolarEdge Technologies, Inc.	$19,016	$35,686

Denominator:
Shares used in computing net earnings per share of common stock, basic	47,020,218	44,231,679
Effect of stock-based awards	2,006,109	3,441,843
Shares used in computing net earnings per share of common stock, diluted	49,026,327	47,673,522

NOTE 11:-	INCOME TAXES

a.	Taxes on income (tax benefit) are comprised as follows:

	Three months ended March 31,
	2019	2018
	Unaudited

Current period taxes	$4,895	$7,001
Deferred tax income, net and others	(973)	(1,339)

Taxes on income	$3,922	$5,662

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-      INCOME TAXES (cont.)

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
Deferred tax assets, net:

Research and Development carryforward expenses	$8,751	$9,482
Carryforward tax losses	5,384	4,155
Stock based compensation expenses	3,571	3,160
Inventory Impairment	1,299	1,471
Allowance and other reserves	6,675	4,340

Total deferred tax assets	$25,680	$22,608

Deferred tax liabilities, net:
Purchase price allocation adjustments	(19,635)	(9,408)

Total deferred tax liabilities	$(19,635)	$(9,408)

Recorded as:
Deferred tax assets, net	$14,589	$14,699
Deferred tax liabilities, net	(8,544)	(1,499)
Net deferred tax assets	$6,045	$13,200

c.	Uncertain tax positions:

	March 31, 2019	December 31, 2018
	(Unaudited)

Balance at January 1,	$8,499	$579
Increases related to current year tax positions	1,033	8,499
Decreases related to prior year tax positions	-	(579)
	$9,532	$8,499

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three months period ended March 31, 2019 (unaudited) and 2018 (unaudited), the Company had one major customer that accounted for 14.2% and 20.4% of its condensed consolidated revenues, respectively.

b.	As of March 31, 2019 (unaudited) and as of December 31, 2018, one and two customers accounted for approximately 13.1% and 41.3%, respectively, of the Company’s net accounts receivables.

NOTE 13:-	SEGMENT INFORMATION

The Company's chief operating decision maker (“CODM”) is our Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reportable segment - the solar segment.

Total segment assets include corporate assets, such as cash and cash equivalents, marketable securities and tax assets. Total segment assets reconciled to consolidated amounts are as follows:

	As of March 31,	As of December 31,
	2019	2018

Solar	$1,038,612	$866,868
Non-Solar	138,311	97,604

Total assets	$1,176,923	$964,472

NOTE 14:-	SUBSEQUENT EVENTS

a.
During the period from March 31, 2019 through May 10, 2019, the Company purchased additional common shares of SMRE in the market and through a tender offer in a total amount of $64.5 million. As of May 10, 2019, the Company holds 99.6% of the outstanding common shares and voting rights of SMRE and such company’s shares have been delisted from the Italian AIM.

b.
On May 8, 2019, the Company received notice that Huawei has filed two lawsuits in the Guangzhou intellectual property court against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuit alleges infringement of two patents and asks for an injunction of manufacture, use, sale and offer for sale, and damage awards of approximately $3.1 million. The Company has not yet been served, believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new product development, financing and investment plans, competitive position, industry and regulatory environment, potential growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	our limited history of profitability, which may not continue in the future;

•	our limited operating history, which makes it difficult to predict future results;

•	future demand for solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on‑grid solar energy applications;

•	changes in the U.S. trade environment, including the recent imposition of import tariffs;

•	federal, state and local regulations governing the electric utility industry with respect to solar energy;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	defects or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to deliver our products in a cost effective manner;

•	our dependence upon a small number of outside contract manufacturers and suppliers;

•	capacity constraints, delivery schedules, manufacturing yields and costs of our contract manufacturers and availability of components;

•	delays, disruptions and quality control problems in manufacturing;

•	shortages, delays, price changes or cessation of operations or production affecting our suppliers of key components;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	our customers’ financial stability, creditworthiness and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in global currency exchange rates;

•	unrest, terrorism or armed conflict in Israel;

•	general economic conditions in our domestic and international markets;

•	consolidation in the solar industry among our customers and distributors; and

the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report.

Except as required by law, we assume no obligation to update these forward‑looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward‑looking statements, even if new information becomes available in the future.

Overview

We are a leading provider of intelligent inverter solutions that has changed the way power is harvested and managed in a solar PV system. Our direct current (“DC”) optimized inverter system is designed to maximize power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Supporting increased PV proliferation, the SolarEdge system consists of power optimizers, inverters, communication and smart energy management solutions, and a cloud-based monitoring platform. SolarEdge’s solutions addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.

In addition, in the past year, we have expanded our product offering to include uninterruptable power supplies, also known as UPS products by means of acquiring the assets for such business (the “Gamatronic Acquisition”) and to include lithium ion batteries through the acquisition of Kokam Co. Ltd. (the Kokam Acquisition”).

In January 2019, we closed an acquisition of 56.8% of S.M.R.E S.p.A (“SMRE”) (the “SMRE Acquisition”), an Italian provider of innovative integrated powertrain technology and electronics for electric vehicles. Since the SMRE Acquisition and subsequent to the close of the quarter, we have increased our shareholdings in SMRE to approximately 99.6%. On April 25, 2019 SMRE’s shares were delisted from the Italian AIM.

Our revenues for the three months ended March 31, 2019 and 2018 were $271.9 million and $209.9 million, respectively. Gross margin was 31.7% and 37.9% for the three months ended March 31, 2019 and 2018, respectively. Net income was $19.0 million and $35.7 million for the three months ended March 31, 2019 and 2018, respectively.

We are a leader in the global module-level power electronics (“MLPE”) market according to GTM Research and as of March 31, 2019, we have shipped approximately 37.1 million power optimizers and 1.5 million inverters. Over 1,000,000 installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of March 31, 2019, we have shipped approximately 11.8 GW of our DC optimized inverter systems.

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

	Three Months Ended March 31,
	2019	2018
Inverters shipped	130,672	99,646
Power optimizers shipped	3,029,102	2,475,544
Megawatts shipped (1)	1,144	800

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues	$271,871	$209,871
Cost of revenues	185,761	130,274
Gross profit	86,110	79,597
Operating expenses:
Research and development	26,199	17,875
Sales and marketing	20,172	16,205
General and administrative	11,691	4,753
Total operating expenses	58,062	38,833
Operating income	28,048	40,764
Financial expenses (income), net	6,151	(584)
Income before taxes on income	21,897	41,348
Taxes on income	3,922	5,662
Net income	$17,975	$35,686
Net loss attributable to Non-controlling interests	1,041	-
Net income attributable to SolarEdge Technologies, Inc	$19,016	$35,686

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Revenues	$271,871	$209,871	$62,000	29.5%

Revenues increased by $62.0 million, or 29.5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe, Australia and Israel, and (ii) revenues from the new businesses we acquired over the past nine months, which includes sales of UPS units, batteries, storage systems, and SMRE related products, in the aggregate amount of $18.8 million. Non-U.S. revenues comprised 56.3% of our revenues in the three months ended March 31, 2019 as compared to 43.4% in the three months ended March 31, 2018.

The number of power optimizers sold increased by approximately 0.6 million units, or 25.5%, from approximately 2.4 million units in the three months ended March 31, 2018 to approximately 3.0 million units in the three months ended March 31, 2019. The number of inverters sold increased by approximately 33,000 units, or 34.0%, from approximately 99,000 units in the three months ended March 31, 2018 to approximately 132,000 units in the three months ended March 31, 2019. In the three months ended March 31, 2018 and 2019, the pricing environment remained stable for our prices denominated in local currencies in the countries in which we sell. However, the devaluation of the Euro and the Australian dollar compared to the U.S. Dollar, negatively impacted our U.S. Dollar denominated average selling price (“ASP”). In addition, revenues from sale of commercial products that are characterized with lower ASP per watt increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Overall, and primarily due to the factors detailed above, ASP decreased by 17.7% in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Cost of Revenues and Gross Profit
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Cost of revenues	$185,761	$130,274	$55,487	42.6%
Gross profit	$86,110	$79,597	$6,513	8.2%

Cost of revenues increased by $55.5 million, or 42.6%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to:

•	an increase in the volume of products sold;

•
inclusion of variable costs related to the assembly of UPS products and the manufacturing of Kokam and SMRE products in the aggregate amount of $14.3 million, which were not included in the cost of goods sold for the three months ended March 31, 2018 as those businesses were acquired after July 2018;

•	increased warranty expenses and warranty accruals of $9.0 million associated with the rapid increase of products in our install base;

•
increased personnel-related costs of $4.3 million connected to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and in connection with entering the UPS, battery and integrated powertrain technology businesses;

•	increased shipment and logistics costs of $2.0 million attributed to the growth in volume of products shipped;

•	increased of amortization of intangible assets and cost of product adjustment of $1.8 million related to the UPS assets acquisition, Kokam Acquisition and SMRE Acquisition; and

•	depreciation expenses related to manufacturing that increased by $0.9 million.

Gross profit as a percentage of revenue decreased from 37.9% in the three months ended March 31, 2018 to 31.7% in the three months ended March 31, 2019, primarily due to: ASP erosion related to foreign currency changes for our non U.S. Dollars sales while manufacturing costs of the same units are U.S. Dollar denominated;

•	increased warranty and support services expenses and accruals;

•	price reductions outpacing our costs reductions, primarily in commercial systems;

•	lower gross profit from our UPS, battery business and SMRE products and due to underutilization of production facilities; and

•	amortization of intangible assets and cost of product adjustment related to the UPS assets acquisition, Kokam Acquisition and SMRE Acquisition.

These were partially offset by:

•	increased efficiency in our supply chain; and

•	general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Research and Development
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Research and development	$26,199	$17,875	$8,324	46.6%

Research and development expenses increased by $8.3 million, or 46.6%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to:

•
an increase in personnel-related costs of $6.1 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation. The increase in headcount reflects the inclusion of personnel costs from acquired businesses as well as our continuing investment in enhancements of existing products as well as research and development expenses associated with bringing new products to market;

•	increased expenses related to consultants and sub‑contractors in an amount of $0.9 million;

•	increased expenses related to material consumption costs in an amount of $0.5 million;

•	increased expenses related to other overhead in an amount of $0.4 million; and

•	increased depreciation expenses related to lab equipment in an amount of $0.4 million.

Sales and Marketing
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Sales and marketing	$20,172	$16,205	$3,967	24.5%

Sales and marketing expenses increased by $4.0 million, or 24.5%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to:

•
an increase in personnel-related costs of $2.4 million as a result of the inclusion of personnel costs from acquired businesses as well as from an increase in headcount supporting our growth in the U.S., Europe, and Asia, as well as salary expenses associated with employee equity compensation;

•	expenses related to amortization of intangible assets that increased by $ 0.9 million;

•	expenses related to other overhead costs and travel that increased by $0.4 million;

•	expenses related to external consultants and sub-contractors, sales and marketing activity and depreciation expenses that increased by $0.2 million; and

•	expenses related to material consumption costs that increased by $0.1 million.

General and Administrative
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
General and administrative	$11,691	$4,753	$6,938	146.0%

General and administrative expenses increased by $6.9 million, or 146.0%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to:

•
an increase in personnel costs of $3.6 million related to (i) increased headcount resulting from the acquisitions of the UPS business and Kokam and SMRE and increased legal, finance, human resources, and information technology department, functions required of a fast-growing public company; and (ii) increased expenses related to equity-based compensation and changes in management compensation;

•	expenses related to consultants and sub‑contractors that increased by $2.5 million due to legal proceedings initiated by us and other legal expenses in relation to SMRE acquisition costs;

•	expenses related to overhead costs, depreciation, public company related expenses and travel expenses, all of which increased by $0.4 million; and

•	a provision we recorded in the three months ended March 31, 2019, for $0.4 million in expectation of a settlement in a litigation process.

Financial expenses (income), net
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Financial expenses (income), net	$6,151	$(584)	$6,735	N/A

Financial expenses were $6.2 million in the three months ended March 31, 2019 as compared to financial income of $0.6 million in the three months ended March 31, 2018, primarily due to:

•	an increase of $6.7 million in foreign exchange fluctuations mainly between the Euro, the New Israeli Shekel, Australian Dollar and the South Korean Won against the U.S. Dollar;

•	an increase of $0.9 million in foreign exchange fluctuations of lease agreements liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases";

•
an increase of $0.5 million in interest expenses, mainly related to interest on loans and to advance payments received for performance obligations that extend for a period greater than one year, as part of the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606); and

•	an increase of $0.2 million in bank charges and other financial expenses.

The increase in these expenses was offset by:

•	a decrease of $1.4 million in costs related to hedging transactions in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018; and

•	a decrease of $0.2 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Taxes on income	$3,922	$5,662	$(1,740)	(30.7)%

Taxes on income decreased by $1.7 million, or 30.7%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to:

•	a decrease of $1.5 million in Global Intangible Low Taxed Income (“GILTI”) tax due to the two-years’ tax holiday in Israel which lapsed on December 31, 2018;

•	a decrease of $0.8 million in transition tax on the federal mandatory deemed repatriation of cumulative foreign earnings;

This was offset by:

•	a decrease of $0.4 million in deferred tax assets (presented as tax income), mainly related to deferred tax assets as a result of the Kokam and SMRE acquisitions; and

•	an increase of $0.2 million in current tax expenses in other jurisdictions.

Net Income
	Three Months Ended March 31,		Three Months Ended March 31, 2018 to 2019
	2019	2018	Change
	(in thousands)
Net income	$17,975	$35,686	$(17,711)	(49.6)%

As a result of the factors discussed above, net income decreased by $17.7 million, or 49.6%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$56,450	$63,979
Net cash used in investing activities	(20,732)	(2,261)
Net cash provided by (used in) financing activities	(2,630)	4,605
Net increase in cash, cash equivalents and restricted cash	$33,088	$66,323

As of March 31, 2019, our cash, cash equivalents and restricted cash were $228.3 million. This amount does not include $164.3 million invested in available-for-sale marketable securities and $6.1 million invested in short-term bank deposits. As of March 31, 2019, we have open commitments for capital expenditures in an amount of approximately $30.2 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the three months ended March 31, 2019, cash provided by operating activities was $56.5 million, derived mainly from a net income of $18.0 million that included $15.5 million of non-cash expenses, an increase of $20.3 million in accrued expenses and other accounts payable, $14.9 million in warranty obligations, $3.3 million in accruals for employees, $1.7 million of deferred revenues and a decrease of $10.9 million in prepaid expenses and other receivables and $1.0 million in inventories. This was offset by a decrease of $21.7 million in trade payables, net and an increase of $7.4 million in trade receivables.

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

 Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $20.7 million, of which $39.3 million was utilized for SMRE acquisition, $15.3 million was invested in available-for-sale marketable securities, $10.6 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.1 million invested in short-term bank deposits. This was offset by $44.6 million from sales and maturities of available-for-sale marketable securities.

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

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $2.6 million, of which $2.0 million related to the purchase of non-controlling interests and $1.0 million was used for repayment of loan obligations we acquired as part of Kokam and SMRE Acquisition. This was offset by $0.3 million attributed to cash received from the exercise of employee and non-employee stock options and $0.1 million related to proceed from new bank loan.

For the three months ended March 31, 2018, net cash provided by financing activities was $4.6 million, all attributed to cash received from the exercise of employee and non-employee stock options.

Debt Obligations

In October 2018, as part of the Kokam Acquisition, we acquired a number of bank loan obligations in an aggregate amount of $20.1 million (the “Kokam Loans”). The Kokam Loans mature in various installments through May 2021 and their annual interest rates are variable.  As of March 31, 2019, the interest rates ranged from 2.91% to 4.14% and the aggregate Kokam Loans outstanding were $19.1 million.

In January 2019, as part of the SMRE Acquisition, we acquired a number of bank loans in an aggregate amount of $5.5 million (the “SMRE Loans”). The SMRE Loans mature in various installments through June 2026 and their annual interest rates are variable.  As of March 31, 2019, the interest rates ranged from 0.8% to 3.50% and the aggregate SMRE Loans outstanding were $5.1 million.

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

Foreign Currency Exchange Risk

Approximately 52.4% and 38.6% of our revenues for the three months ended March 31, 2019 and 2018, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2019, between the Euro and the U.S. Dollar would increase or decrease our net income by $8.2 million for the three months ended March 31, 2019. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2019, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $2.8 million for the three months ended March 31, 2019. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2019, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $0.6 million for the three months ended March 31, 2019.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

We have in the past, and may in the future, use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. During the three months ended March 31, 2019, we had no foreign currency forward transactions and as of March 31, 2019, we had no foreign currency forward contracts outstanding. We do not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $228.3 million, available-for-sale marketable securities with an estimated fair value of $164.3 million and $6.1 million invested in short-term bank deposits, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2019, one major customer accounted for approximately 13.1% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

Changes in Internal Control over Financial Reporting

Following the adoption of Accounting Standards Update No. 2016-02 (Topic 842) "Leases" on January 1, 2019, we implemented changes to our processes related to leases and the related control activities. There were significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

On May 8, 2019, the Company received notice that Huawei has filed two lawsuits in the Guangzhou intellectual property court against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuit alleges infringement of two patents and asks for an injunction of manufacture, use, sale and offer for sale, and damage awards of approximately USD 3.1 million. The Company has not yet been served, believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

ITEM 1A       RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5          OTHER INFORMATION

None.

ITEM 6          EXHIBITS

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Share Purchase Agreement, dated January 7, 2019, between SolarEdge Technologies Inc and MTI Holding s.r.l., Gabriele Amati and Giampaolo Giammarioli.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on January 7, 2019
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

/s/ Guy Sella
Date: May 10, 2019	Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Ronen Faier
Date: May 10, 2019	Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)