Form 10-Q
period 2019-06-30
SolarEdge Technologies Inc
filed 2019-08-08
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☒

As of August 4, 2019, there were 47,971,049 shares of the registrant’s common stock, par value of $ 0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED  BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$176,575	$187,764
Short-term bank deposit	5,961	9,870
Restricted bank deposits	1,060	824
Marketable securities	109,610	118,680
Trade receivables, net	237,804	173,579
Prepaid expenses and other assets	50,642	45,073
Inventories, net	148,892	141,519

Total current assets	730,544	677,309

LONG-TERM ASSETS:
Marketable securities	79,616	74,256
Operating lease right-of-use assets	36,788	-
Property, plant and equipment, net	140,200	119,329
Deferred tax assets, net	14,751	14,699
Intangible assets, net and goodwill	211,340	73,378
Other long term assets	8,455	5,501

Total long term assets	491,150	287,163

Total assets	$1,221,694	$964,472

The accompanying notes are an integral part of the interim consolidated financial statements

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2019	2018
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$116,795	$107,079
Employees and payroll accruals	34,555	29,053
Current maturities of bank loans and accrued interest	16,454	16,639
Warranty obligations	38,819	28,868
Deferred revenues	15,708	14,351
Accrued expenses and other liabilities	71,447	29,728

Total current liabilities	293,778	225,718

LONG-TERM LIABILITIES:
Bank loans	5,519	3,510
Warranty obligations	111,819	92,958
Deferred revenues	73,796	60,670
Operating lease liabilities	30,009	-
Deferred tax liabilities, net	8,663	1,499
Other long term liabilities	18,062	9,391

Total long-term liabilities	247,868	168,028

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2019 (unaudited) and December 31, 2018; issued and outstanding: 47,967,425 and 46,052,802 shares as of June 30, 2019 (unaudited) and December 31, 2018, respectively	5	5
Additional paid-in capital	431,684	371,794
Accumulated other comprehensive loss	(895)	(524)
Retained earnings	243,277	191,133

Total SolarEdge Technologies, Inc. stockholders’ equity	674,071	562,408

Non-controlling interests	5,977	8,318

Total stockholders’ equity	680,048	570,726

Total liabilities and stockholders’ equity	$1,221,694	$964,472

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Revenues	$325,010	$227,118	$596,881	$436,989
Cost of revenues	214,340	145,172	400,101	275,446

Gross profit	110,670	81,946	196,780	161,543

Operating expenses:

Research and development	29,505	19,551	55,704	37,426
Sales and marketing	22,127	15,954	42,299	32,159
General and administrative	13,685	5,776	25,376	10,529

Total operating expenses	65,317	41,281	123,379	80,114

Operating income	45,353	40,665	73,401	81,429

Financial expenses (income), net	(773)	2,480	5,378	1,896

Income before taxes on income	46,126	38,185	68,023	79,533

Taxes on income	13,213	3,617	17,135	9,279

Net income	$32,913	$34,568	$50,888	$70,254

Net loss attributable to non-controlling interests	215	-	1,256	-

Net income attributable to SolarEdge Technologies, Inc.	$33,128	$34,568	$52,144	$70,254

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.69	$0.76	$1.10	$1.57

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.66	$0.72	$1.05	$1.46

Weighted average number of shares used in computing net basic earnings per share of common stock	47,683,799	45,216,253	47,353,401	44,726,382

Weighted average number of shares used in computing net diluted earnings per share of common stock	49,940,034	48,291,280	49,358,280	47,984,817

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Net income	$32,913	$34,568	$50,888	$70,254

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax	370	(6)	855	(516)
Reclassification adjustments for losses included in net income	(29)	-	91	-
Net change	341	(6)	946	(516)

Foreign currency translation adjustments, net	(16)	3	(1,317)	(11)

Total other comprehensive income (loss)	325	(3)	(371)	(527)

Comprehensive income	$33,238	$34,565	$50,517	$69,727

Comprehensive income (loss) attributable to non-controlling interests	545	-	(304)	-

Comprehensive income attributable to SolarEdge Technologies, Inc.	$32,693	$34,565	$50,821	$69,727

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’  EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2018	43,812,601	$4	$331,902	$(611)	$66,172	$397,467	$-	$397,467
							-
Cumulative effect of adopting ASC 606	-	-	-	-	(3,872)	(3,872)	-	(3,872)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	1,084,507	* -	4,605	-	-	4,605	-	4,605
Equity based compensation expenses to employees and non-employee consultants	-	-	6,849	-	-	6,849	-	6,849
Other comprehensive loss adjustments	-	-	-	(524)	-	(524)	-	(524)
Net income	-	-	-	-	35,686	35,686	-	35,686

Balance as of March 31, 2018 (unaudited)	44,897,108	$4	$343,356	$(1,135)	$97,986	$440,211	$-	$440,211

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	601,306	* -	2,986	-	-	2.986	-	2,986
Equity based compensation expenses to employees and non-employee consultants	-	-	7,128	-	-	7,128	-	7,128
Other comprehensive loss adjustments	-	-	-	(3)	-	(3)	-	(3)
Net income	-	-	-	-	34,568	34,568	-	34,568

Balance as of June 30, 2018 (unaudited)	45,498,414	$5	$353,470	$(1,138)	$132,554	$484,891	$-	$484,891

* Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2019	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726
			-
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	254,515	* -	309	-	-	309	-	309
Equity based compensation expenses to employees and non-employee consultants	-	-	9,704	-	-	9,704	-	9,704
Consideration in common stock related to business combination	1,194,046	* -	34,601	-	-	34,601	-	34,601
Non-controlling interests related to business combination	-	-	-	-	-	-	67,734	67,734
Change to non-controlling interests	-	-	977	-	-	977	(2,964)	(1,987)
Other comprehensive loss adjustments	-	-	-	(696)	-	(696)	(849)	(1,545)
Net income	-	-	-	-	19,016	19,016	(1,041)	17,975

Balance as of March 31, 2019 (unaudited)	47,501,363	$5	$417,385	$(1,220)	$210,149	$626,319	$71,198	$697,517

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	466,062	-	3,455	-	-	3,455	-	3,455
Equity based compensation expenses to employees and non-employee consultants	-	-	11,372	-	-	11,372	-	11,372
Change to non-controlling interests	-	-	(528)	-	-	(528)	(65,551)	(66,079)
Other comprehensive income adjustments	-	-	-	325	-	325	545	870
Net income	-	-	-	-	33,128	33,128	(215)	32,913

Balance as of June 30, 2019 (unaudited)	47,967,425	$5	$431,684	$(895)	$243,277	$674,071	$5,977	$680,048

* Represents an amount lower than $1

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended June 30,
	2019	2018
	Unaudited

Cash flows provided by operating activities:
Net income	$50,888	$70,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	8,147	4,981
Amortization of intangible assets	4,895	72
Amortization of premium and accretion of discount on available-for-sale marketable securities	(12)	1,014
Stock-based compensation	21,076	13,977
Loss from disposal of assets	552	64
Realized loss from sale of available-for-sale marketable securities	91	-
Changes in assets and liabilities:
Inventories, net	1,723	(18,952)
Prepaid expenses and other assets	(2,574)	(2,135)
Trade receivables, net	(56,562)	(9,203)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	1,466	(148)
Deferred tax assets and liabilities, net	(1,960)	(3,018)
Trade payables, net	5,493	12,143
Employees and payroll accruals	5,151	1,028
Warranty obligations	28,860	18,479
Deferred revenues	11,764	13,120
Other liabilities	28,236	6,194

Net cash provided by operating activities	107,234	107,870

Cash flows from investing activities:
Business combination, net of cash acquired	(38,435)	-
Purchase of property, plant and equipment	(22,244)	(21,385)
Withdrawal from bank deposits	3,909	(342)
Investment in restricted bank deposits	(203)	(191)
Investment in available-for-sale marketable securities	(63,655)	(89,389)
Proceeds from sales and maturities of available-for-sale marketable securities	68,407	46,825

Net cash used in investing activities	$(52,221)	$(64,482)

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Six months ended June 30,
	2019	2018
	Unaudited

Cash flows from financing activities:
Repayment of bank loans, net	$(4,675)	$-
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	3,764	7,591
Change in non-controlling interests	(66,474)	-

Net cash provided by (used in) financing activities	$(67,385)	$7,591

Increase in cash and cash equivalents and restricted cash	(12,372)	50,979
Cash, cash equivalents and restricted cash at the beginning of the period	187,764	163,163
Effect of exchange rate differences on cash, cash equivalents and restricted cash	1,183	398

Cash, cash equivalents and restricted cash at the end of the period	$176,575	$214,540

Supplemental disclosure of non-cash activities:

Operating lease, right of use assets	$38,374	$-

The accompanying notes are an integral part of the interim consolidated financial statements.

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

In July and October 2018, the Company completed the acquisitions ("Gamatronic Acquisition") of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd. ("Gamatronic IL") and all of the outstanding shares of its wholly owned subsidiary Gamatronic (UK) Limited (“Gamatronic UK”), respectively. Both companies ("UPS Division") are providers and manufacturers of Uninterruptible Power Supplies ("UPS") devices.

On October 17, 2018, the Company completed the acquisition of 74.5% of the outstanding common shares and voting rights of Kokam Co., Ltd. (“Kokam”), a Korean company whose shares are traded on the Korean OTC market, a provider of Lithium-ion cells, batteries and energy storage solutions. From October 17, 2018 and through June 30, 2019, the Company increased its shareholdings of Kokam to 94.2%.

On January 24, 2019, the Company completed the acquisition of 56.8% of the outstanding common shares and voting rights of S.M.R.E S.p.A (“SMRE”), an Italian company whose shares were traded on the Italian AIM, a provider of innovative integrated powertrain technology and electronics for electric vehicles. Between January 24, 2019 and June 30, 2019, the Company increased its shareholdings of SMRE to 99.4% (see note 2).

b.	New accounting pronouncements not yet effective:

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in ASU 2017-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is in the process of evaluating the potential impact of this pronouncement.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in a more timely recognition of losses. The Company will adopt Topic 326 effective January 1, 2020. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated balance sheets, statements of operations and cash flows.

c.	Recently issued and adopted pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has elected to apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has also elected certain relief options offered in ASU 2016-02 including certain available transitional practical expedients. The Company adopted Topic 842 effective January 1, 2019. The interim consolidated financial statements for the six months ended June 30, 2019 are presented under the new standard, while the comparative periods are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy (See note 7).

d.	Basis of Presentation:

The accompanying unaudited interim consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and disclosures in footnotes that it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, have been applied consistently in these unaudited interim consolidated financial statements, except for the adoption of ASU No. 2016-02, “Leases (Topic 842) (see Note 1c).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

The Company depends on two contract manufacturers and several limited or single source component suppliers, and is in the process of opening an additional site with one of those contract manufacturers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of June 30, 2019 (unaudited) and December 31, 2018, two and three vendors collectively accounted for 57.2% and 58.8% of the Company’s total trade payables, respectively.

The Company has the right to offset its trade payables to one of its contract manufacturers against vendor non-trade receivables. As of June 30, 2019 (unaudited), a total of $944 of these receivables met the criteria for net recognition and were off set against the corresponding trade payable balances for this contract manufacturer in the accompanying condensed consolidated balance sheets.

e.	Accounting for share-based compensation:

Some of the RSUs granted are subject to certain performance criteria’s (“PSUs”): accordingly, compensation expense for PSUs are recognized when it becomes probable that the related performance conditions have been satisfied.

f.	Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:-	BUSINESS COMBINATION

S.M.R.E

On January 24, 2019, the Company completed the acquisition of 56.8% of the outstanding common shares and voting rights of SMRE, a provider of innovative integrated powertrain technology and electronics for electric vehicles for $73,036, net of cash acquired, out of which $42,240 was paid in cash and $34,601 was paid in shares of SolarEdge common stock (the “SMRE Acquisition”).

As part of the SMRE Acquisition, the Company issued 334,096 PSUs that are subject to certain performance goals and a vesting period, in the aggregate amount of $13,444 which will be expensed in the condensed consolidated statements of operation in general and administrative expenses line item (see note 9).

As of January 24, 2019 (unaudited), the fair value of the 43.2% non-controlling interests in SMRE was estimated to be $67,733. The fair value of the non-controlling interests was valued based on and at the transaction price.

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

During the period from the SMRE Acquisition through June 30, 2019 (unaudited), the Company purchased additional common shares of SMRE in the open market and through a tender offer in a total amount of $65,945. As of June 30, 2019 (unaudited), the Company holds 99.4% of the outstanding common shares and voting rights of SMRE and such company’s shares are delisted from the Italian Alternative Investment Market (“AIM”).

The amounts of revenue and net loss of SMRE included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019 (unaudited):
	Three months ended	Six months ended
	June 30, 2019
	Unaudited

Revenue	$5,348	$8,250
Net loss	$5,388	$7,267

The following table summarizes the preliminary estimated purchase price allocation of the business combination completed during the six months ended June 30, 2019 (unaudited):

Components of Purchase Price:

Cash	$42,240
Less cash acquired	(3,805)
Common stock	34,601
Total purchase price	$73,036

Allocation of Purchase Price:

Total net identifiable assets	$7,947
Total identifiable intangible assets, net and Goodwill (1)	132,822

Non-controlling interest	$(67,733)

Total purchase price allocation (2)	$73,036

(1)	The intangible assets consist primarily of technology, trade name and customer relationships.
(2)
The Company expects to complete the preliminary estimated purchase price allocation during the measurement period of one year from January 24, 2019. Fair values that are still under review include, among others, values assigned to identifiable intangible assets, goodwill, deferred income taxes and contingent liabilities.

During the three and six months ended June 30, 2019 (unaudited), the Company recognized acquisition-related costs of $151 and $604, respectively.

The purchase price allocations for the business combinations completed during the year ended December 31, 2018 are still preliminary as of June 30, 2019 (unaudited).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	BUSINESS COMBINATION (Cont.)

The following table represents the pro-forma (unaudited) condensed consolidated statements of operations as if all acquisitions completed during the year ended December 31, 2018 and the six months ended June 30, 2019 (unaudited), had been included in the condensed consolidated statements of operations of the Company for the three and six months ended June 30, 2019 (unaudited) and 2018 (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Revenue	$325,010	$248,541	$597,953	$480,325
Net income	$32,913	$27,009	$49,523	$55,663

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
NOTE 3:-	INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets and goodwill consisted of the following:
	As of June 30, 2019	As of December 31, 2018
	(unaudited)

Intangible assets with finite lived:

Current technology	$29,734	$30,821
Customer relationships	3,742	3,857
Trade names	3,580	3,721
Patents	1,400	1,400

Gross intangible assets	38,456	39,799

Less - accumulated amortization	(3,532)	(1,295)

Total intangible assets, net	34,924	38,504

Goodwill:

Goodwill from business combinations	34,874	34,445
Foreign currency translation	(1,213)	429

Goodwill	33,661	34,874

Intangible assets with finite lived, net and goodwill resulted from SMRE Acquisition	142,755	-

Total Intangible assets with finite lived, net and goodwill	$211,340	$73,378

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	INTANGIBLE ASSETS AND GOODWILL (Cont.)

Amortization expenses for the three months ended June 30, 2019 (unaudited) and 2018 (unaudited) were $2,924 and $36, respectively.

Amortization expenses for the six months ended June 30, 2019 (unaudited) and 2018 (unaudited) were $4,895 and $72, respectively.

The reported amount of net acquisition-related intangible assets and goodwill can fluctuate due to the impact of changes in foreign currency exchange rates on intangible assets and goodwill not denominated in U.S. dollars.

Acquired finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The Company will amortize its finite-lived intangible assets over a period of 2-13 years.
NOTE 4:-	INVENTORIES

	June 30, 2019	December 31, 2018
	(unaudited)

Raw materials	$63,013	$39,380
Work in process	23,001	18,115
Finished goods	62,878	84,024

	$148,892	$141,519

NOTE 5:-	WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the six months ended June 30, 2019 (unaudited) and 2018 (unaudited) were as follows:

	Six months ended June 30,
	2019	2018
	(unaudited)

Balance, at beginning of period	$121,826	$78,811
Additions and adjustments to cost of revenues	46,288	27,546
Usage and current warranty expenses	(17,476)	(9,066)

Balance at end of period	150,638	97,291
Less current portion	(38,819)	(18,964)

Long term portion	$111,819	$78,327

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

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2019 (unaudited) and December 31, 2018, by level within the fair value hierarchy:

		Fair value measurements as of
		June 30,	December 31,
Description	Fair Value Hierarchy	2019	2018
		(unaudited)
Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$739	$1,767

Short-term marketable securities:
Corporate bonds	Level 2	105,266	110,385
Governmental bonds	Level 2	4,344	8,295

Long-term marketable securities:
Corporate bonds	Level 2	79,616	74,256

Liabilities
Long-term Earn-out provision	Level 3	$(885)	$(332)

NOTE 7:-	LEASES

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

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	LEASES (cont.)

The following table summarizes the Company’s lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

	Classification on the condensed consolidated Balance Sheet	As of June 30, 2019
		(unaudited)
Assets

Operating lease assets, net of lease incentive obligation	Operating lease right-of-use assets	$36,788
Finance lease assets	Property, plant and equipment, net	2,922
Total lease assets		$39,710

Liabilities

Operating and finance leases short term	Accrued expenses and other current liabilities	$10,134
Operating leases long term	Operating lease liabilities	30,009
Finance leases long term	Other non-current liabilities	2,014
Total lease liabilities		$42,157

Weighted average remaining lease term in years
Operating leases		4.90
Finance leases		8.42

Weighted average annual discount rate
Operating leases		1.45%
Finance leases		2.87%

The following table presents certain information related to the lease costs for operating and finance leases:

	Three months ended	Six months ended
	June 30, 2019
	(unaudited)
Finance lease cost
Amortization of leased assets	$26	$53
Interest on lease liabilities	15	31

Operating lease cost	2,384	4,615

Total lease cost	$2,425	$4,699

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	LEASES (cont.)

The following table presents supplemental cash flow information related to the lease costs for operating and finance leases:

	Three months ended	Six months ended
	June 30, 2019
	(unaudited)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$2,384	$4,615

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years of the operating and finance lease liabilities recorded on the condensed consolidated balance sheets (unaudited):

	Operating Lease	Finance Leases

2019	$5,548	$106
2020	9,289	211
2021	8,024	211
2022	7,278	196
2023	6,365	196
Thereafter	5,197	1,654
Total lease payments	41,701	2,574

Less: amount of lease payments representing interest	(1,694)	(424)

Present value of future lease payments	40,007	2,150

Less: current obligations under leases	(9,998)	(136)

Long-term lease obligations	$30,009	$2,014

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of June 30, 2019 (unaudited), contingent liabilities exist regarding guarantees in the amount of $1,963, $56, $180 and $13,353 in respect of office rent lease agreements, customs transactions, credit card limits and bank loans, respectively.

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

As of June 30, 2019 (unaudited), the Company had non-cancellable purchase obligations totaling approximately $310,897 out of which the Company already recorded a provision for loss in the amount of $2,843.

As of June 30, 2019 (unaudited), the Company had contractual obligations for capital expenditures totaling approximately $45,420. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

On May 8, 2019 (unaudited), the Company received notice that Huawei Technologies Co., Ltd., a Chinese entity, has filed three lawsuits in the Guangzhou intellectual property court against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuits allege infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of approximately $4.3 million. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against these lawsuits.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL

a.	Common Stock:

Number of shares
	Authorized		Issued and outstanding
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(unaudited)		(unaudited)
Stock of $0.0001par value:
Common stock	125,000,000	125,000,000	47,967,425	46,052,802

b.	Stock Incentive plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. On March 31, 2015, once the Company completed its Initial Public Offering (“IPO”), the 2007 Plan was terminated and no further awards will be granted thereunder. All outstanding awards are continuing to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan.

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers, and consultants of the Company and its Subsidiaries. As of June 30, 2019 (unaudited), a total of 10,383,357 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000). As of June 30, 2019 (unaudited), an aggregate of 8,686,589 shares of common stock are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

c.	Options granted to employees and directors:

A summary of the activity in the share options granted to employees and directors for the six months ended June 30, 2019 (unaudited) and related information follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	Options	price	in years	Value

Outstanding as of December 31, 2018	2,401,893	11.04	6.19	58,323
Granted	267,852	36.15
Exercised	(145,246)	8.65
Forfeited and expired	(10,625)	14.51
Outstanding as of June 30, 2019	2,513,874	13.84	6.14	122,227

Vested and expected to vest as of June 30, 2019	2,479,232	13.70	6.11	59,508

Exercisable as of June 30, 2019	1,864,999	9.02	5.34	99,673

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the six months ended June 30, 2019 (unaudited) was $5,865.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended June 30, 2019 (unaudited) was $19.83.

d.     A summary of the activity in the RSUs (excluding PSUs) granted to employees and members of the board of directors for the six months ended June 30, 2019 (unaudited) is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2018	2,807,232	34.40
Granted	480,022	43.85
Vested	(487,906)	32.49
Forfeited	(145,142)	36.27
Unvested as of June 30, 2019 (unaudited)	2,654,206	36.36

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

As part of the SMRE Acquisition (unaudited), the Company granted 334,096 PSUs that are subject to certain performance goals and a vesting period. The PSUs grant date fair value is $40.24.

During the six months ended June 30, 2019 (unaudited), the Company recognized expenses in the amount of $1,680 related to PSU’S vesting that were expensed in the condensed consolidated statement of operations in general and administrative expenses line item.

e.	Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of June 30, 2019 (unaudited) as follows:

	Outstanding		Exercisable
	as of		as of
Issuance	June 30,	Exercise	June 30,	Options exercisable
Date	2019	price	2019	through

2014	6,023	$3.51 - $5.01	5,245	October 29, 2024
2015	2,127	$0.00	-
2016	5,001	$0.00 - $15.34	-	September 21, 2026
2017	13,126	$0.00 - $13.70	-	March 15, 2027
2018	19,496	$0.00	-
2019	12,699	$0.00	-

	58,472		5,245

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).

In connection with the grant of stock options and RSUs to non‑employee consultants, the Company recorded stock compensation expenses during the six months ended June 30, 2019 (unaudited) and 2018 (unaudited) in the amount of $352 and $835, respectively.

f.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of June 30, 2019 (unaudited), a total of 2,199,808 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of June 30, 2019 (unaudited), 460,455 common stock shares had been purchased under the ESPP.

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	STOCK CAPITAL (Cont.)

As of June 30, 2019 (unaudited), 1,739,353 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

g.	Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three and six months ended June 30, 2019 (unaudited) and 2018 (unaudited), as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Cost of revenues	$1,651	$968	$3,005	$1,892
Research and development	4,176	2,605	7,666	4,987
Selling and marketing	2,722	2,094	5,126	4,298
General and administrative	2,823	1,461	5,279	2,800

Total stock-based compensation expense	$11,372	$7,128	$21,076	$13,977

As of June 30, 2019 (unaudited), there was a total unrecognized compensation expense of $113,848 related to non‑vested equity‑based compensation arrangements. These expenses are expected to be recognized during the period from July 1, 2019 through May 31, 2023.
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

334,096 and 289,796 shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and six months ended June 30, 2019 (unaudited), respectively.

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and six months ended June 30, 2018 (unaudited).

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net earnings per share attributable to SolarEdge Technologies, Inc. for the periods presented (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Basic EPS:
Numerator:
Net income	$32,913	$34,568	$50,888	$70,254
Net loss attributable to Non-controlling interests	215	-	1,256	-
Net income attributable to SolarEdge Technologies, Inc.	$33,128	$34,568	$52,144	$70,254

Denominator:
Shares used in computing net earnings per share of common stock, basic	47,683,799	45,216,253	47,353,401	44,726,382

Diluted EPS:
Numerator:
Net income	$32,913	$34,568	$50,888	$70,254
Net loss attributable to Non-controlling interests	215	-	1,256	-
Undistributed earnings reallocated to non-vested stockholders	(220)	-	(304)	-
Net income attributable to SolarEdge Technologies, Inc.	$32,908	$34,568	$51,840	$70,254

Denominator:
Shares used in computing net earnings per share of common stock, basic	47,683,799	45,216,253	47,353,401	44,726,382
Weighted average effect of dilutive securities:
Non-vested PSU’S	(334,096)	-	(289,796)	-
Effect of stock-based awards	2,590,331	3,075,027	2,294,675	3,258,435
Shares used in computing net earnings per share of common stock, diluted	49,940,034	48,291,280	49,358,280	47,984,817

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	INCOME TAXES

a.	Taxes on income are comprised as follows:
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Current year taxes	$13,753	$5,322	$18,909	$12,323
Deferred tax income net, and others	(540)	(1,705)	(1,774)	(3,044)

Taxes on income	$13,213	$3,617	$17,135	$9,279

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Deferred tax assets, net:

Research and Development carryforward expenses	$8,657	$9,482
Carryforward tax losses	5,670	4,155
Stock based compensation expenses	4,056	3,160
Allowance and other reserves	7,242	5,811

Total deferred tax assets	$25,625	$22,608

Deferred tax liabilities, net:
Intangible assets	(19,537)	(9,408)

Total deferred tax liabilities	$(19,537)	$(9,408)

Recorded as:
Deferred tax assets, net	$14,751	$14,699
Deferred tax liabilities, net	(8,663)	(1,499)
Net deferred tax assets	$6,088	$13,200

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	INCOME TAXES (Cont.)

c.	Uncertain tax positions:
	As of June 30, 2019	As of December 31, 2018
	(Unaudited)

Balance at January 1,	$8,499	$579
Increases related to current year tax positions	1,216	8,499
Decreases related to prior year tax positions	-	(579)
	$9,715	$8,499

NOTE 12:-	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.
For the three months period ended June 30, 2019 (unaudited) and 2018 (unaudited), the Company had one major customer that accounted for 16.2% and 16.3% of its condensed consolidated revenues, respectively.

For the six month period ended June 30, 2019 (unaudited) and 2018 (unaudited), the Company had one major customer that accounted for 15.3% and 18.2% of its condensed consolidated revenues, respectively.

b.	As of June 30, 2019 (unaudited) and as of December 31, 2018, two customers accounted for approximately 29.0% and 41.3%, respectively, of the Company’s net trade receivables.

NOTE 13:-	SEGMENT INFORMATION

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

Total segment assets include corporate assets, such as cash and cash equivalents, marketable securities and tax assets. Total segment assets reconciled to consolidated amounts are as follows:

	As of June 30,	As of December 31,
	2019	2018
	(Unaudited)

Solar	$1,135,483	$888,672
Non-Solar	124,260	92,358
Adjustments	(38,049)	(16,558)

Total assets	$1,221,694	$964,472

SOLAREDGE TECHNOLOGIES, INC.
AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 14:-	SUBSEQUENT EVENT

In August 2019, the Company was served with a lawsuit by certain former shareholders of SMRE, against its Italian subsidiary that purchased the shares of SMRE in the tender offer which followed the SMRE Acquisition. The shareholders who tendered their shares are asking for the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share, for awards of approximately $3 million. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

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

In addition, in the past year, we have expanded our product offering, by acquiring the assets of Gamatronic Electronic Industries Ltd. (“Gamatronic”), a supplier of uninterruptable power supplies, also known as UPS products (the “Gamatronic Acquisition”); through the acquisition of Kokam Co. Ltd. (“Kokam”), a world provider of lithium ion batteries (the “Kokam Acquisition”); as well as our entry into the e-mobility market, through the acquisition of S.M.R.E S.p.A (“SMRE”), an Italian company providing innovative integrated powertrain technology and electronics for electric vehicles (the “SMRE Acquisition”).

Our revenues for the three months ended June 30, 2019 and 2018 were $325.0 million and $227.1 million, respectively. Gross margin was 34.1% and 36.1% for the three months ended June 30, 2019 and 2018, respectively. Net income was $33.1 million and $34.6 million for the three months ended June 30, 2019 and 2018, respectively.

Our revenues for the six months ended June 30, 2019 and 2018 were $596.9 million and $437.0 million, respectively. Gross margin was 33.0% and 37.0% for the six months ended June 30, 2019 and 2018, respectively. Net income was $52.1 million and $70.3 million for the six months ended June 30, 2019 and 2018, respectively.

We are a leader in the global module-level power electronics (“MLPE”) market according to GTM Research and as of June 30, 2019, we have shipped approximately 40.8 million power optimizers and 1.7 million inverters. Over 1.1 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of June 30, 2019, we have shipped approximately 13.1 GW of our DC optimized inverter systems.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Inverters shipped	160,117	113,767	290,789	213,413
Power optimizers shipped	3,730,519	2,737,524	6,759,621	5,213,068
Megawatts shipped (1)	1,335	985	2,479	1,785

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Revenues	$325,010	$227,118	$596,881	$436,989
Cost of revenues	214,340	145,172	400,101	275,446
Gross profit	110,670	81,946	196,780	161,543
Operating expenses:
Research and development	29,505	19,551	55,704	37,426
Sales and marketing	22,127	15,954	42,299	32,159
General and administrative	13,685	5,776	25,376	10,529
Total operating expenses	65,317	41,281	123,379	80,114
Operating income	45,353	40,665	73,401	81,429
Financial expenses (income), net	(773)	2,480	5,378	1,896
Income before taxes on income	46,126	38,185	68,023	79,533
Taxes on income	13,213	3,617	17,135	9,279
Net income	$32,913	$34,568	$50,888	$70,254
Net loss attributable to non-controlling interests	215	-	1,256	-
Net income attributable to SolarEdge Technologies, Inc.	$33,128	$34,568	$52,144	$70,254

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Revenues	$325,010	$227,118	$97,892	43.1%

Revenues increased by $97.9 million, or 43.1%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe, the United States (“U.S.”), Australia and Israel; and (ii) revenues from the new businesses we acquired over the past year, which includes sales of UPS units, batteries, storage systems, and products sold by SMRE, in the aggregate amount of $18.3 million. Revenues from outside of the U.S. comprised 61.6% of our revenues in the three months ended June 30, 2019, as compared to 47.8% in the three months ended June 30, 2018.

The number of power optimizers sold increased by approximately 0.8 million units, or 28.7%, from approximately 2.8 million units in the three months ended June 30, 2018 to approximately 3.6 million units in the three months ended June 30, 2019. The number of inverters sold increased by approximately 46,400 units, or 41.1%, from approximately 112,900 units in the three months ended June 30, 2018 to approximately 159,300 units in the three months ended June 30, 2019. In addition, we increased prices in the U.S. in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, in order to reduce the impact of the increase in tariffs on goods made in China that became effective June 1, 2019.  This increase was partially offset by the devaluation of the Euro and the Australian Dollar compared to the U.S. Dollar, negatively impacting our U.S. Dollar denominated average selling price (“ASP”). Overall, and primarily due to the factors detailed above, ASP per watt increased by 3.1% in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Cost of revenues	$214,340	$145,172	$69,168	47.6%
Gross profit	$110,670	$81,946	$28,724	35.1%

Cost of revenues increased by $69.2 million, or 47.6%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to:

•	an increase in the volume of products sold;

•
inclusion of variable costs related to the assembly of UPS products and the manufacturing of Kokam and SMRE products in the aggregate amount of $11.3 million, which were not included in the cost of goods sold for the three months ended June 30, 2018, as those businesses were acquired after July 2018;

•	increased warranty expenses and warranty accruals of $9.8 million associated primarily with the rapid increase of products in our install base;

•	increased shipment and logistics costs of $7.0 million attributed to the growth in volume of products shipped and new customs tariff rules in the U.S.;

•
increased personnel-related costs of $5.2 million connected to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and in connection with entering the UPS, battery and integrated powertrain technology businesses; and

•	increase of amortization of intangible assets and cost of product adjustment of $3.3 million related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition.

Gross profit as a percentage of revenue decreased from 36.1% in the three months ended June 30, 2018 to 34.1% in the three months ended June 30, 2019, primarily due to:

•	lower gross profit from our UPS, battery business and SMRE products and underutilization of production facilities in Korea;

•	increased warranty and support services expenses and accruals due to the increase in our install base;

•	increased shipment and logistics costs resulted from our expedited growth; and

•	amortization of intangible assets and cost of product adjustment related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition.

These were partially offset by general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Research and Development

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Research and development	$29,505	$19,551	$9,954	50.9%

Research and development increased by $10.0 million, or 50.9%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to:

•
an increase in personnel-related costs of $7.8 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects the inclusion of personnel costs from acquired businesses as well as our continuing investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	increased expenses related to consultants and sub‑contractors in an amount of $1.2 million;

•	increased expenses related to material consumption costs in an amount of $0.5 million;

•	increased depreciation expenses related to lab equipment in an amount of $0.4 million; and

•	increased expenses related to other overhead cost and other expenses in an amount of $0.1 million.

Sales and Marketing

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Sales and marketing	$22,127	$15,954	$6,173	38.7%

Sales and marketing expenses increased by $6.2 million, or 38.7%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to:

•
an increase in personnel-related costs of $4.6 million as a result of the inclusion of personnel costs from acquired businesses and an increase in headcount supporting our growth in the U.S., Europe, and Asia, as well as salary expenses associated with employee equity-based compensation;

•	expenses related to marketing activities that increased by $0.8 million;

•	expenses related to other overhead costs and travel costs that increased by $0.6 million; and

•	expenses related to external consultants and sub-contractors and depreciation expenses that increased by $0.2 million.

General and Administrative

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
General and administrative	$13,685	$5,776	$7,909	136.9%

General and administrative expenses increased by $7.9 million, or 136.9%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to:

•
an increase in personnel-related costs of $4.9 million related to (i) increased headcount resulting from the acquisitions of Gamatronic, Kokam and SMRE and the expansions of our legal, finance, human resources and information technology departmentsy; and (ii) increased expenses related to equity-based compensation and changes in management compensation;

•	an increase of $1.7 million in external consultants and sub-contractor expenses, mainly due to legal proceedings and various patent protection matters in which we are involved;

•	an increase in costs related to doubtful debts of $0.7 million; and

•	expenses related to other overhead costs, depreciation, public company related expenses and travel expenses, all of which increased by $0.6 million.

Financial expenses (income), net

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Financial expenses (income), net	$(773)	$2,480	$(3,253)	N/A

Financial income was $0.8 million in the three months ended June 30, 2019 compared to financial expenses of $2.5 million in the three months ended June 30, 2018.

The increase in financial income is primarily attributed to:

•	a decrease of $6.3 million in foreign exchange expenses between the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar; and

•	an increase of $0.2 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

The increase in financial income was offset by:

•	a decrease of $2.0 million in income related to hedging transactions;

•	an increase of $0.6 million in foreign exchange fluctuations of lease agreements’ liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases";

•
an increase of $0.3 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the new revenue recognition standard adoption; and

•	an increase of $0.3 million in bank charges and other financial expenses.

Taxes on Income

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Taxes on income	$13,213	$3,617	$9,596	265.3%

Taxes on income increased by $9.6 million, or 265.3%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to:

•	an increase of $5.2 million in current tax expenses in Israel, mainly attributed to the termination of the two year tax exemption in Israel which ended on December 31, 2018;

•	an increase of $2.6 million in current tax in the U.S. mainly attributed to an increase in Global Intangible Low Taxed Income (“GILTI”) tax;

•	a decrease of $1.7 million deferred tax assets in Israel and the U.S.; and

•	an increase of $1.1 million in current and prior year tax expenses in other jurisdictions.

The increase in these expenses was offset by an increase of $1.0 million in deferred tax assets, net (presented as tax benefit) in other jurisdictions, mainly related to deferred tax assets as a result of the Kokam and SMRE acquisitions.

Net Income

	Three Months Ended June 30,		Three Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Net income	$32,913	$34,568	$(1,655)	(4.8)%

As a result of the factors discussed above, net income decreased by $1.7 million, or 4.8%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenues

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Revenues	$596,881	$436,989	$159,892	36.6%

Revenues increased by $159.9 million, or 36.6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase in the number of PV related products sold, with significant growth in revenues coming from Europe, the U.S., Australia and Israel. Revenues from outside of the U.S. comprised 59.2% of our revenues for the six months ended June 30, 2019 compared to 45.7% for the six months ended June 30, 2018. The number of power optimizers sold increased by approximately 1.4 million units, or 27.2%, from approximately 5.2 million units in the six months ended June 30, 2018 to approximately 6.6 million units in the six months ended June 30, 2019. The number of inverters sold increased by approximately 79,900 units, or 37.8%, from approximately 211,500 units in the six months ended June 30, 2018 to approximately 291,400 units in the six months ended June 30, 2019. In the six months ended June 30, 2018 and 2019, the pricing environment remained stable for our prices denominated in local currencies in the countries in which we sell, except for the U.S., where we increased prices in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 in order to reduce the impact of the increase in tariffs on goods made in China. However, the devaluation of the Euro and the Australian Dollar compared to the U.S. Dollar, negatively impacted our U.S. Dollar denominated ASP. In addition, revenues from sale of commercial products that are characterized with lower ASP per watt increased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Overall, and primarily due to the factors detailed above, our ASP per watt for units shipped decreased by $0.018, or 7.11%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Cost of revenues	$400,101	$275,446	$124,655	45.3%
Gross profit	$196,780	$161,543	$35,237	21.8%

Cost of revenues increased by $124.7 million, or 45.3%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to:

•
inclusion of variable costs related to the assembly of UPS products and the manufacturing of Kokam and SMRE products in the aggregate amount of $25.6 million, which were not included in the cost of goods sold for the six months ended June 30, 2018 as those businesses were acquired after July 2018;

•	an increase in the volume of products sold;

•	increased warranty expenses and warranty accruals of $18.7 million associated primarily with the rapid increase in our install base;

•
increased personnel-related costs of $9.5 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and in connection with entering the UPS, battery and integrated powertrain technology businesses;

•	increased shipment and logistic costs of $8.9 million attributed, in part, to the growth in volumes shipped and new customs tariff rules in the U.S.; and

•	increased of amortization of intangible assets and cost of product adjustment of $5.0 million related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition.

Gross profit as a percentage of revenue decreased from 37.0% in the six months ended June 30, 2018 to 33.0% in the six months ended June 30, 2019, primarily due to:

•	lower gross profit from our UPS, battery business and SMRE products and underutilization of production facilities;

•	increased warranty and support services expenses and accruals due to the increase in our install base; and

•	amortization of intangible assets and cost of product adjustment related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition.

These were partially offset by general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

Research and Development

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Research and development	$55,704	$37,426	$18,278	48.8%

Research and development increased by $18.3 million, or 48.8%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to:

•
an increase in personnel-related costs of $13.9 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation. The increase in headcount reflects the inclusion of personnel costs from acquired businesses in addition to our continuing investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•	increased expenses related to consultants and sub‑contractors in an amount of $2.2 million;

•	increased expenses related to material consumption costs in an amount of $1.0 million;

•	increased depreciation expenses related to lab equipment in an amount of $0.7 million; and

•	increased expenses related to other overhead cost in an amount of $0.5 million.

This increase is consistent with the Company’s plans to expand its business, both organically and from its acquired companies.

Sales and Marketing

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Sales and marketing	$42,299	$32,159	$10,140	31.5%

Sales and marketing expenses increased by $10.1 million, or 31.5%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to:

•
an increase in personnel-related costs of $7.0 million as a result of the inclusion of personnel costs from acquired businesses as well as from an increase in headcount supporting our growth in the U.S., Europe and Asia, as well as salary expenses associated with employee equity compensation;

•	increased expenses related to marketing activity in an amount of $1.0 million;

•	increased expenses related to other overhead costs and travel expenses in an amount of $1.0 million;

•	increased expenses related to amortization and depreciation expenses in an amount of $1.0 million; and

•	increased expenses related to external consultants and sub-contractor and other expenses in an amount of $0.1 million.

This increase is consistent with the Company’s growth in revenues which necessitates more sales and marketing infrastructure as well as increased expenses from the recently acquired companies.

General and Administrative

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
General and administrative	$25,376	$10,529	$14,847	141.0%

General and administrative expenses increased by $14.8 million, or 141.0%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to:

•
an increase in personnel costs of $8.5 million related to (i) increased headcount resulting from the acquisitions of Gamatronic, Kokam and SMRE and the expansions of our legal, finance, human resources and information technology departmentsy; and (ii) increased expenses related to equity-based compensation and changes in management compensation;

•
increased expenses related to consultants and sub‑contractors in an amount of $4.3 million due to legal proceedings in which we are involved and other legal expenses in relation to SMRE Acquisition costs;

•	increased expenses related to other overhead costs and other expenses in an amount of $0.9 million;

•	increased expenses related to doubtful debt in an amount of $0.6 million; and

•	increased expenses related to depreciation expenses and public company related expenses in an amount of $0.5 million.

This increase is consistent with the Company’s plans to expand its business, both organically and from its acquired companies.

Financial Expenses (Income), Net

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Financial expenses (income), net	$5,378	$1,896	$3,482	183.6%

Financial expenses increased by $3.5 million, or 183.6% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due:

•	an increase of $1.5 million in foreign exchange fluctuations of lease agreements’ liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases";

•
an increase of $1.1 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the new revenue recognition and lease accounting standards adoption;

•	a decrease of $ 0.6 million in finance income related to hedging transactions;

•	an increase of $0.5 million in foreign exchange fluctuations, mainly between the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar; and

•	an increase of $0.3 million in other financial expenses and bank charges.

The increase in these expenses was partially offset by an increase of $0.5 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Taxes on income	$17,135	$9,279	$7,856	84.7%

Taxes on income increased by $7.9 million, or by 84.7% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to:

•	an increase of $5.1 million in current tax expenses in Israel mainly attributed to the termination of the two year tax exemption in Israel which ended on December 31, 2018;

•	a decrease of $3.4 million in deferred tax assets in Israel;

•	an increase of $1.1 million in current and prior year tax expenses in other jurisdictions; and

•	an increase of $0.6 million in current tax in the U.S.

The increase in these expenses was offset by:

•	an increase of $1.9 million in deferred tax assets, net (presented as tax benefit) in other jurisdictions, mainly related to deferred tax assets as a result of the Kokam and SMRE acquisitions; and

•	an increase of $0.4 million in deferred tax assets in the U.S.

Net Income

	Six Months Ended June 30,		Six Months Ended June 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Net income	$50,888	$70,254	$(19,366)	(27.6)%

As a result of the factors discussed above, net income decreased by $19.4 million, or 27.6% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$50,784	$43,891	$107,234	$107,870
Net cash used in investing activities	$(35,176)	$(61,971)	$(52,221)	$(64,482)
Net cash provided by (used in) financing activities	$(64,755)	$2,986	$(67,385)	$7,591
Increase (decrease) in cash, cash equivalents and restricted cash	$(49,147)	$(15,094)	$(12,372)	$50,979

As of June 30, 2019, our cash, cash equivalents and restricted cash were $176.6 million. This amount does not include $189.2 million invested in available-for-sale marketable securities and $7.8 million invested in bank deposits and restricted bank deposits. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Operating Activities

For the six months ended June 30, 2019, cash provided by operating activities was $107.2 million, derived mainly from a net income of $50.9 million that included $32.8 million of non-cash expenses, an increase of $28.9 million in warranty obligations, $28.2 million in accrued expenses and other accounts payable, $11.8 million of deferred revenues, $5.5 million in trade payables, $5.1 million in accruals for employees, $1.5 in operating lease liabilities and a decrease of $1.7 million in inventories, which were offset by an increase of $56.6 million in trade receivables, net, and $2.6 million in prepaid expenses and other assets.

For the six months ended June 30, 2018, cash provided by operating activities was $107.9 million, derived mainly from a net income of $70.3 million that included $17.1 million of non-cash expenses, an increase of $18.5 million in warranty obligations, $18.2 million in trade payables, net and other accounts payable, $13.1 million of deferred revenues and $1.0 million in accruals for employees, which were offset by an increase of $19.0 million in inventories, $9.2 million in trade receivables, net, and $2.1 million in prepaid expenses and other assets.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $52.2 million, of which $63.7 million was invested in available-for-sale marketable securities, $38.4 million was utilized for SMRE acquisition and $22.2 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $68.4 million from proceeds from sales and the maturities of available-for-sale marketable securities and a decrease of $3.7 million in bank deposits.

During the six months ended June 30, 2018, net cash used in investing activities was $64.5 million, of which $89.4 million was invested in available-for-sale marketable securities, $21.4 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $0.5 million invested in bank and restricted deposits. This was offset by $46.8 million from the maturities of available-for-sale marketable securities.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $67.4 million, of which $66.5 million related to the purchase of non-controlling interests in Kokam and SMRE and $4.7 million was used for repayment of loan obligations we acquired as part of the Kokam and SMRE Acquisitions. This was offset by $3.8 million attributed to cash received from the exercise of employee and non-employee stock options.

For the six months ended June 30, 2018, net cash provided by financing activities was $7.6 million, all attributed to cash received from the exercise of employee and non-employee stock options.

Debt Obligations

In October 2018, as part of the Kokam Acquisition, we acquired a number of bank loan obligations in an aggregate amount of $20.1 million (the “Kokam Loans”). The Kokam Loans mature in various installments through May 2021 and their annual interest rates are variable.  As of June 30, 2019, the interest rates ranged from 2.9% to 4.1% and the aggregate Kokam Loans outstanding were $18.6 million.

In January 2019, as part of the SMRE Acquisition, we acquired a number of bank loans in an aggregate amount of $5.5 million (the “SMRE Loans”). The SMRE Loans mature in various installments through June 2026 and their annual interest rates are variable.  As of June 30, 2019, the interest rates ranged from 0.8% to 3.5% and the aggregate SMRE Loans outstanding were $3.3 million.

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

Foreign Currency Exchange Risk

Approximately 54.8% and 40.8% of our revenues for the six months ended June 30, 2019 and 2018, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2019, between the Euro and the U.S. Dollar would increase or decrease our net income by $20.7 million for the six months ended June 30, 2019. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2019, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $6.7 million for the six months ended June 30, 2019. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2019, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $1.0 million for the six months ended June 30, 2019.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

We have in the past, and may in the future, use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. During the six months ended June 30, 2019, we had no foreign currency forward transactions and as of June 30, 2019, we had no foreign currency forward contracts outstanding. We do not use derivative financial instruments for speculative or trading purposes.

As of June 30, 2019, we had cash and cash equivalents of $176.6 million and available-for-sale marketable securities with an estimated fair value of $189.2 million and $7.8 million invested in bank deposit and restricted bank deposits, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2019, two major customers accounted for approximately 29.0% of our consolidated trade receivables balance. We currently do not foresee a material, adverse credit risk associated with these receivables.

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

Changes in Internal Control over Financial Reporting

Following the adoption of the Accounting Standards Update No. 2016-02 (Topic 842) "Leases" on January 1, 2019, we implemented changes to our processes related to leases and the related control activities. There were significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

PART II. OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

In May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuits, filed in the Guangzhou intellectual property court, allege infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of approximately $4.3 million. We believe that we have meritorious defenses to the claims asserted by Huawei and intend to vigorously defend against these lawsuits.

In August 2019, we were served with a lawsuit by certain former shareholders of SMRE, against the Company’s Italian subsidiary that purchased the shares of SMRE in the tender offer which followed the SMRE Acquisition. The shareholders who tendered their shares are asking for the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share, for awards of approximately $3 million. We believe that we have meritorious defenses to the claims asserted and intend to vigorously defend against this lawsuit.

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

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	SOLAREDGE TECHNOLOGIES, INC. /s/ Guy Sella
Guy Sella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 8, 2019	/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial and Accounting Officer)