Form 10-Q
period 2019-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2019-11-07
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of November 1, 2019, there were 48,610,590 shares of the registrant’s common stock, par value of $ 0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$247,342	$187,764
Short-term bank deposits	5,769	9,870
Restricted bank deposits	1,600	824
Marketable securities	85,343	118,680
Trade receivables, net	292,232	173,579
Prepaid expenses and other current assets	68,234	45,073
Inventories, net	134,283	141,519

Total current assets	834,803	677,309

LONG-TERM ASSETS:
Marketable securities	92,871	74,256
Operating lease right-of-use assets	34,601	-
Property, plant and equipment, net	149,675	119,329
Deferred tax assets, net	17,180	14,699
Intangible assets, net and goodwill	200,795	73,378
Other long term assets	7,667	5,501

Total long-term assets	502,789	287,163

Total assets	$1,337,592	$964,472

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$132,230	$107,079
Employees and payroll accruals	44,386	29,053
Current maturities of bank loans and accrued interest	16,912	16,639
Warranty obligations	45,887	28,868
Deferred revenues	15,006	14,351
Accrued expenses and other current liabilities	80,986	29,728

Total current liabilities	335,407	225,718

LONG-TERM LIABILITIES:
Bank loans	4,055	3,510
Warranty obligations	125,467	92,958
Deferred revenues	81,934	60,670
Operating lease liabilities	29,117	-
Deferred tax liabilities, net	7,762	1,499
Other long term liabilities	16,662	9,391

Total long-term liabilities	264,997	168,028

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2019 (unaudited) and December 31, 2018; issued and outstanding: 48,576,288 and 46,052,802 shares as of September 30, 2019 (unaudited) and December 31, 2018, respectively	5	5
Additional paid-in capital	450,459	371,794
Accumulated other comprehensive loss	(3,356)	(524)
Retained earnings	284,904	191,133

Total SolarEdge Technologies, Inc. stockholders’ equity	732,012	562,408

Non-controlling interests	5,176	8,318

Total stockholders’ equity	737,188	570,726

Total liabilities and stockholders’ equity	$1,337,592	$964,472

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Revenues	$410,556	$236,578	$1,007,437	$673,567
Cost of revenues	271,247	158,596	671,348	434,042

Gross profit	139,309	77,982	336,089	239,525

Operating expenses:

Research and development	30,747	20,109	86,451	57,535
Sales and marketing	22,026	16,938	64,325	49,097
General and administrative	12,214	6,898	37,590	17,427
Non recurring expenses	8,305	-	8,305	-

Total operating expenses	73,292	43,945	196,671	124,059

Operating income	66,017	34,037	139,418	115,466

Financial expenses, net	17,023	689	22,401	2,585

Income before taxes on income	48,994	33,348	117,017	112,881

Taxes on income (tax benefit)	7,270	(12,295)	24,405	(3,016)

Net income	$41,724	$45,643	$92,612	$115,897

Net loss (income) attributable to non-controlling interests	(97)	-	1,159	-

Net income attributable to SolarEdge Technologies, Inc.	$41,627	$45,643	$93,771	$115,897

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.86	$1.00	$1.97	$2.57

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.81	$0.95	$1.87	$2.41

Weighted average number of shares used in computing net basic earnings per share of common stock	48,195,020	45,601,540	47,637,023	45,025,661

Weighted average number of shares used in computing net diluted earnings per share of common stock	51,081,594	48,281,240	49,935,638	48,091,185

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net income	$41,724	$45,643	$92,612	$115,897

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax	17	32	872	(484)
Reclassification adjustments for losses included in net income	-	-	91	-
Net change	17	32	963	(484)

Cash flow hedges:
Changes in unrealized gains, net of tax expense	-	45	-	45
Reclassification adjustments for loses, net of tax expense included in net income	-	(9)	-	(9)
Net change	-	36	-	36

Foreign currency translation adjustments, net	(2,478)	87	(3,795)	76

Total other comprehensive income (loss)	(2,461)	155	(2,832)	(372)

Comprehensive income	$39,263	$45,798	$89,780	$115,525

Comprehensive loss attributable to non-controlling interests	286	-	590	-

Comprehensive income attributable to SolarEdge Technologies, Inc.	$39,549	$45,798	$90,370	$115,525

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2018	43,812,601	$4	$331,902	$(611)	$66,172	$397,467	$-	$397,467

Cumulative effect of adopting ASC 606	-	-	-	-	(3,872)	(3,872)	-	(3,872)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	1,084,507	*-	4,605	-	-	4,605	-	4,605
Stock-based compensation expenses to employees and non-employee consultants	-	-	6,849	-	-	6,849	-	6,849
Other comprehensive loss adjustments	-	-	-	(524)	-	(524)	-	(524)
Net income	-	-	-	-	35,686	35,686	-	35,686

Balance as of March 31, 2018 (unaudited)	44,897,108	$4	$343,356	$(1,135)	$97,986	$440,211	$-	$440,211

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	601,306	*-	2,986	-	-	2.986	-	2,986
Stock-based compensation expenses to employees and non-employee consultants	-	-	7,128	-	-	7,128	-	7,128
Other comprehensive loss adjustments	-	-	-	(3)	-	(3)	-	(3)
Net income	-	-	-	-	34,568	34,568	-	34,568

Balance as of June 30, 2018 (unaudited)	45,498,414	$5	$353,470	$(1,138)	$132,554	$484,891	$-	$484,891

*	Represents an amount lower than $1.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	251,986	*-	324	-	-	324	-	324
Stock-based compensation expenses to employees and non-employee consultants	-	-	7,950	-	-	7,950	-	7,950
Other comprehensive loss adjustments	-	-	-	155	-	155	-	155
Net income	-	-	-	-	45,643	45,643	-	45,643

Balance as of September 30, 2018 (unaudited)	45,750,400	$5	$361,744	$(983)	$178,197	$538,963	$-	$538,963

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2019	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726
			-
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	254,515	*-	309	-	-	309	-	309
Stock-based compensation expenses to employees and non-employee consultants	-	-	9,704	-	-	9,704	-	9,704
Consideration in common stock related to business combination	1,194,046	*-	34,601	-	-	34,601	-	34,601
Non-controlling interests related to business combination	-	-	-	-	-	-	67,734	67,734
Change to non-controlling interests	-	-	977	-	-	977	(2,964)	(1,987)
Other comprehensive loss adjustments	-	-	-	(696)	-	(696)	(849)	(1,545)
Net income	-	-	-	-	19,016	19,016	(1,041)	17,975

Balance as of March 31, 2019 (unaudited)	47,501,363	$5	$417,385	$(1,220)	$210,149	$626,319	$71,198	$697,517

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	466,062	-	3,455	-	-	3,455	-	3,455
Stock-based compensation expenses to employees and non-employee consultants	-	-	11,372	-	-	11,372	-	11,372
Change to non-controlling interests	-	-	(528)	-	-	(528)	(65,551)	(66,079)
Other comprehensive income adjustments	-	-	-	325	-	325	545	870
Net income	-	-	-	-	33,128	33,128	(215)	32,913

Balance as of June 30, 2019 (unaudited)	47,967,425	$5	$431,684	$(895)	$243,277	$674,071	$5,977	$680,048

*	Represents an amount lower than $1

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	608,863	-	1,176	-	-	1,176	-	1,176
Stock-based compensation expenses to employees and non-employee consultants	-	-	17,609	-	-	17,609	-	17,609
Change to non-controlling interests	-	-	(10)	-	-	(10)	(612)	(622)
Other comprehensive income adjustments	-	-	-	(2,461)	-	(2,461)	(286)	(2,747)
Net income	-	-	-	-	41,627	41,627	97	41,724

Balance as of September 30, 2019 (unaudited)	48,576,288	$5	$450,459	$(3,356)	$284,904	$732,012	$5,176	$737,188

*	Represents an amount lower than $1

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended September 30,
	2019	2018
	(Unaudited)

Cash flows provided by operating activities:
Net income	$92,612	$115,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	12,532	7,997
Amortization of intangible assets	7,514	404
Amortization of premium and accretion of discount on available-for-sale marketable securities	-	1,242
Stock-based compensation	38,685	21,927
Loss from disposal of assets	566	64
Realized gain from cash flow hedge	-	(9)
Realized loss from sale of available-for-sale marketable securities	91	-
Changes in assets and liabilities:
Inventories, net	15,746	(18,120)
Prepaid expenses and other assets	(19,795)	(4,800)
Trade receivables, net	(114,572)	(42,418)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	2,138	(222)
Deferred tax assets and liabilities, net	(4,923)	(4,789)
Trade payables, net	21,301	14,006
Employees and payroll accruals	15,329	1,200
Warranty obligations	49,633	28,847
Deferred revenues	19,516	21,576
Other liabilities	39,561	(597)

Net cash provided by operating activities	175,934	142,205

Cash flows from investing activities:
Business combination, net of cash acquired	(38,435)	(11,223)
Purchase of property, plant and equipment	(39,679)	(30,051)
Withdrawal from (investment in) bank deposits	4,101	(8,123)
Investment in restricted bank deposits	(243)	(201)
Investment in available-for-sale marketable securities	(103,711)	(143,150)
Proceeds from sales and maturities of available-for-sale marketable securities	119,570	71,632

Net cash used in investing activities	$(58,397)	$(121,116)

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Nine months ended September 30,
	2019	2018
	(Unaudited)

Cash flows from financing activities:
Proceeds from borrowing loans	$232	$-
Repayment of bank loans, net	(5,142)	-
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	4,940	7,915
Purchase of land and building under finance lease	(1,248)	-
Change in non-controlling interests	(67,089)	-

Net cash provided by (used in) financing activities	$(68,307)	$7,915

Increase in cash and cash equivalents and restricted cash	49,230	29,004
Cash, cash equivalents and restricted cash at the beginning of the period	187,764	163,163
Effect of exchange rate differences on cash, cash equivalents and restricted cash	10,348	731

Cash, cash equivalents and restricted cash at the end of the period	$247,342	$192,898

Supplemental disclosure of non-cash activities:

Operating lease, right of use assets	$36,174	$-

The accompanying notes are an integral part of the interim consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL

a.SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC), (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners as applicable, to monitor and manage the solar PV systems and (iv) a storage solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third party manufacturers, to store and supply power as needed (the “StorEdge solution”). The StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions.

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

On October 17, 2018, the Company completed the acquisition of 74.5% of the outstanding common shares and voting rights of Kokam Co., Ltd. (“Kokam”), a Korean company whose shares are traded on the Korean OTC market, a provider of Lithium-ion cells, batteries and energy storage solutions. From October 17, 2018 and through September 30, 2019 (unaudited), the Company increased its shareholdings of Kokam to 94.3%.

On January 24, 2019, the Company completed the acquisition of 56.8% of the outstanding common shares and voting rights of S.M.R.E S.p.A (“SMRE”), an Italian company whose shares were traded on the Italian AIM, a provider of innovative integrated powertrain technology and electronics for electric vehicles. Between January 24, 2019 and September 30, 2019 (unaudited), the Company increased its shareholdings of SMRE to 99.8% (see Note 2).

b.New accounting pronouncements not yet effective:

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL (Cont.)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in a more timely recognition of losses. The Company will adopt Topic 326 effective January 1, 2020. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated balance sheets, statements of income and cash flows.

c.Recently issued and adopted pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has elected to apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has also elected certain relief options offered in ASU 2016-02 including certain available transitional practical expedients. The Company adopted Topic 842 effective January 1, 2019. The interim consolidated financial statements for the nine months ended September 30, 2019 are presented under the new standard, while the comparative periods are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy (See Note 7).

d.Basis of Presentation:

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL (Cont.)

The Company depends primarily on one contract manufacturer and several limited or single source component suppliers, and is in the process of opening an additional site with this contract manufacturer and its own manufacturing site. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of September 30, 2019 (unaudited) and December 31, 2018, one and three vendors collectively accounted for 59.2% and 58.8% of the Company’s total trade payables, respectively.

e.Accounting for stock-based compensation:

Some of the RSUs granted are subject to certain performance criteria’s (“PSUs”): accordingly, compensation expense for PSUs are recognized when it becomes probable that the related performance conditions have been satisfied.

f.Non recurring expenses:

On August 25, 2019, the Company announced the untimely death of Mr. Guy Sella, Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing. For the three months ended September 30, 2019, the Company recognized non-recurring expenses in the amount of $8,305 related to payroll, bonus and employees acceleration of stock-based compensation related to Mr. Sella’s passing.

g.Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:-BUSINESS COMBINATION

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:- BUSINESS COMBINATION (Cont.)

During the period from the SMRE Acquisition through September 30, 2019 (unaudited), the Company purchased additional common shares of SMRE in the open market and through a tender offer in a total amount of $66,562. As of September 30, 2019 (unaudited), the Company holds 99.8% of the outstanding common shares and voting rights of SMRE and such company’s shares are delisted from the Italian Alternative Investment Market (“AIM”).

The amounts of revenue and net loss of SMRE included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2019 (unaudited):

	Three months ended	Nine months ended
	September 30, 2019
	(Unaudited)

Revenue	$4,235	$12,485
Net loss	$4,136	$11,403

The following table summarizes the preliminary estimated purchase price allocation of the business combination completed during the nine months ended September 30, 2019 (unaudited):

Components of Purchase Price:

Cash	$42,240
Less cash acquired	(3,805)
Common stock	34,601
Total purchase price	$73,036

Allocation of Purchase Price:

Total net identifiable assets	$7,947
Total identifiable intangible assets, net of deferred tax liabilities and Goodwill (1)	132,822

Non-controlling interest	$(67,733)

Total purchase price allocation (2)	$73,036

(1)	The intangible assets consist primarily of technology, trade name and customer relationships.
(2)

The Company expects to complete the preliminary estimated purchase price allocation during the measurement period of one year from January 24, 2019. Fair values that are still under review include, among others, values assigned to identifiable intangible assets, goodwill, deferred income taxes and contingent liabilities.

During the three months ended September 30, 2019 (unaudited), there were no acquisition-related costs. During the nine months ended September 30, 2019 (unaudited), the Company recognized acquisition-related costs of $604.

The purchase price allocation for Kokam business combination completed during the year ended December 31, 2018 is still preliminary as of September 30, 2019 (unaudited).

As of September 30, 2019, the Gamatronic Acquisition purchase price allocation is final.

The following table represents the pro-forma (unaudited) condensed consolidated statements of income as if all acquisitions completed during the year ended December 31, 2018 and the nine months ended September 30, 2019 (unaudited), had been included in the condensed consolidated statements of income of the Company for the three and nine months ended September 30, 2019 (unaudited) and 2018 (unaudited):

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-BUSINESS COMBINATION (Cont.)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Revenue	$410,556	$254,433	$1,008,509	$734,758
Net income	$41,724	$39,748	$91,247	$95,411

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

The pro-forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro-forma results are not the results that would have been realized had the acquisitions actually occurred on January 1, 2018 and 2019, and are not necessarily indicative of the Company’s condensed consolidated statements of income in future periods.

NOTE 3:-INTANGIBLE ASSETS AND GOODWILL

Acquired intangible assets and goodwill consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)

Intangible assets with finite lived:

Current technology	$28,775	$30,821
Customer relationships	3,640	3,857
Trade names	3,456	3,721
Patents	1,400	1,400

Gross intangible assets	37,271	39,799

Less - accumulated amortization	(4,538)	(1,295)

Total intangible assets, net	32,733	38,504

Goodwill:

Goodwill from business combinations	34,874	34,445
Foreign currency translation	(2,282)	429

Goodwill	32,592	34,874

Intangible assets with finite lived, net and goodwill resulted from SMRE Acquisition	135,470	-

Total Intangible assets with finite lived, net and goodwill	$200,795	$73,378

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-INTANGIBLE ASSETS AND GOODWILL (Cont.)

Amortization expenses for the three months ended September 30, 2019 (unaudited) and 2018 (unaudited) were $2,619 and $332, respectively.

Amortization expenses for the nine months ended September 30, 2019 (unaudited) and 2018 (unaudited) were $7,514 and $404, respectively.

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

NOTE 4:-INVENTORIES

	September 30, 2019	December 31, 2018
	(Unaudited)

Raw materials	$65,495	$39,380
Work in process	22,549	18,115
Finished goods	46,239	84,024

	$134,283	$141,519

NOTE 5:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the nine months ended September 30, 2019 (unaudited) and 2018 (unaudited) were as follows:

	Nine months ended September 30,
	2019	2018
	(Unaudited)

Balance, at beginning of period	$121,826	$78,811
Additions and adjustments to cost of revenues	79,791	47,819
Usage and current warranty expenses	(30,263)	(18,911)

Balance at end of period	171,354	107,719
Less current portion	(45,887)	(21,660)

Long term portion	$125,467	$86,059

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2019 (unaudited) and December 31, 2018, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2019	December 31, 2018
		(Unaudited)
Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$18,004	$1,767

Short-term marketable securities:
Corporate bonds	Level 2	85,343	110,385
Governmental bonds	Level 2	-	8,295

Long-term marketable securities:
Corporate bonds	Level 2	91,477	74,256
Governmental bonds	Level 2	1,394	-

Liabilities
Short-term Earn-out provision	Level 3	(348)	-
Long-term Earn-out provision	Level 3	$(523)	$(332)

NOTE 7:-LEASES

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-LEASES (cont.)

The following table summarizes the Company’s lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

	Classification on the condensed consolidated Balance Sheet	As of September 30, 2019
		(Unaudited)
Assets

Operating lease assets, net of lease incentive obligation	Operating lease right-of-use assets	$34,601
Finance lease assets	Property, plant and equipment, net	1,471
Total lease assets		$36,072

Liabilities

Operating and finance leases short term	Accrued expenses and other current liabilities	$9,451
Operating leases long term	Operating lease liabilities	29,117
Finance leases long term	Other non-current liabilities	874
Total lease liabilities		$39,442

Weighted average remaining lease term in years
Operating leases		4.71
Finance leases		7.51

Weighted average annual discount rate
Operating leases		1.45%
Finance leases		2.85%

The following table presents certain information related to the lease costs for operating and finance leases:

	Three months ended	Nine months ended
	September 30, 2019
	(Unaudited)
Finance lease cost
Amortization of leased assets	$20	$73
Interest on lease liabilities	12	43

Operating lease cost	2,517	7,132

Total lease cost	$2,549	$7,248

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-LEASES (cont.)

The following table presents supplemental cash flow information related to the lease costs for operating and finance leases:

	Three months ended	Nine months ended
	September 30, 2019
	(Unaudited)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating and finance leases	$2,560	$7,175
Financing cash flows for finance leases	$1,248	$1,248

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years of the operating and finance lease liabilities recorded on the condensed consolidated balance sheets (unaudited):

	Operating Lease	Finance Leases

2019	$2,735	$22
2020	9,691	88
2021	8,384	88
2022	7,528	88
2023	6,517	88
Thereafter	5,410	955
Total lease payments	40,265	1,329

Less: amount of lease payments representing interest	(1,774)	(378)

Present value of future lease payments	38,491	951

Less: current obligations under leases	(9,374)	(77)

Long-term lease obligations	$29,117	$874

NOTE 8:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of September 30, 2019 (unaudited), contingent liabilities exist regarding guarantees in the amount of $2,036, $57, $184, $388 and $13,353 in respect of office rent lease agreements, customs transactions, credit card limits, capital expenditure and bank loans, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

b.Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers and suppliers, which cannot be cancelled without penalty. The Company utilizes third parties to manufacture its products. In addition, it acquires raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on its projected demand and manufacturing needs.

As of September 30, 2019 (unaudited), the Company had non-cancellable purchase obligations totaling approximately $362,968 out of which the Company already recorded a provision for loss in the amount of $2,231.

As of September 30, 2019 (unaudited), the Company had contractual obligations for capital expenditures totaling approximately $75,073. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

c.Legal claims:

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

In May 2019 (unaudited), the Company received notice that Huawei Technologies Co., Ltd., a Chinese entity, has filed three lawsuits in the Guangzhou intellectual property court against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuits allege infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of approximately $4.3 million. In response to the lawsuits, the Company initiated invalidation proceedings against Huawei’s three patents. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against these lawsuits.

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCK CAPITAL

a.Common Stock:

Number of shares
	Authorized		Issued and outstanding
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(Unaudited)		(Unaudited)
Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	48,576,288	46,052,802

b.Stock Incentive plans:

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other stock-based awards to directors, employees, officers, and consultants of the Company and its Subsidiaries. As of September 30, 2019 (unaudited), a total of 10,383,357 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is ten million (10,000,000). As of September 30, 2019 (unaudited), an aggregate of 8,686,589 shares of common stock are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCK CAPITAL (Cont.)

c.Options granted to employees and directors:

A summary of the activity in the share options granted to employees and directors for the nine months ended September 30, 2019 (unaudited) and related information follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value

Outstanding as of December 31, 2018	2,401,893	11.04	6.19	58,323
Granted	267,852	36.15
Exercised	(377,685)	6.40
Forfeited and expired	(11,324)	13.84
Outstanding as of September 30, 2019	2,280,736	14.74	6.07	157,318

Vested and expected to vest as of September 30, 2019	2,253,031	14.61	6.04	155,705

Exercisable as of September 30, 2019	1,910,609	12.21	5.65	136,632

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period. The total intrinsic value of options exercised during the nine months ended September 30, 2019 (unaudited) was $23,907.

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended September 30, 2019 (unaudited) was $19.83.

d.A summary of the activity in the RSUs (excluding PSUs) granted to employees and members of the board of directors for the nine months ended September 30, 2019 (unaudited) is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2018	2,807,232	34.40
Granted	608,112	51.55
Vested	(858,914)	32.12
Forfeited	(225,800)	38.14
Unvested as of September 30, 2019 (unaudited)	2,330,630	39.35

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCK CAPITAL (Cont.)

As part of the SMRE Acquisition (unaudited), the Company granted 334,096 PSUs that are subject to certain performance goals and a vesting period. The PSUs grant date fair value is $40.24.

During the nine months ended September 30, 2019 (unaudited), the Company recognized expenses in the amount of $2,521 related to PSU’S vesting that were expensed in the condensed consolidated statement of operations in general and administrative expenses line item.

e.Options and RSUs issued to non-employee consultants:

The Company has granted options and RSUs to purchase common shares to non-employee consultants as of September 2019 (unaudited) as follows:

Issuance Date	Outstanding as of September 30, 2019	Exercise price	Exercisable as of September 30, 2019	Options exercisable through

2014	5,249	$3.51 - $5.01	5,137	October 29, 2024
2016	3,084	$0.00 - $15.34	-	September 21, 2026
2017	10,376	$0.00 - $13.70	-	March 15, 2027
2018	16,012	$0.00	-
2019	13,912	$0.00	-

	48,633		5,137

The Company had accounted for its options and RSUs granted to non-employee consultants under the fair value method of ASC 505-50 (“Equity-Based Payments to Non-Employees”).

In connection with the grant of stock options and RSUs to non-employee consultants, the Company recorded stock compensation expenses during the nine months ended September 30, 2019 (unaudited) and 2018 (unaudited) in the amount of $525 and $1,070, respectively.

f.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) effective upon the consummation of the IPO. As of September 30, 2019 (unaudited), a total of 2,199,808 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of September 30, 2019 (unaudited), 460,455 common stock shares had been purchased under the ESPP.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCK CAPITAL (Cont.)

As of September 30, 2019 (unaudited), 1,739,353 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such, results in recognition of compensation cost.

g.Stock-based compensation expense for employees and non-employee consultants:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three and nine months ended September 30, 2019 (unaudited) and 2018 (unaudited), as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Cost of revenues	$1,691	$1,127	$4,696	$3,019
Research and development	4,269	2,988	11,935	7,975
Selling and marketing	2,779	2,250	7,905	6,548
General and administrative	2,628	1,585	7,907	4,385
Non-recurring expenses	6,242	-	6,242	-

Total stock-based compensation expense	$17,609	$7,950	$38,685	$21,927

As of September 30, 2019 (unaudited), there was a total unrecognized compensation expense of $103,421 related to non-vested stock-based compensation arrangements. These expenses are expected to be recognized during the period from October 1, 2019 through August 31, 2023.

NOTE 10:-BASIC AND DILUTED NET EARNINGS PER SHARE

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

334,096 and 304,725 shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and nine months ended September 30, 2019 (unaudited), respectively.

No shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and nine months ended September 30, 2018 (unaudited).

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-BASIC AND DILUTED NET EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net earnings per share attributable to SolarEdge Technologies, Inc. for the periods presented (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Basic EPS:
Numerator:
Net income	$41,724	$45,643	$92,612	$115,897
Net loss (income) attributable to Non-controlling interests	(97)	-	1,159	-
Net income attributable to SolarEdge Technologies, Inc.	$41,627	$45,643	$93,771	$115,897

Denominator:
Shares used in computing net earnings per share of common stock, basic	48,195,020	45,601,540	47,637,023	45,025,661

Diluted EPS:
Numerator:
Net income	$41,724	$45,643	$92,612	$115,897
Net loss (income) attributable to Non-controlling interests	(97)	-	1,159	-
Undistributed earnings reallocated to non-vested stockholders	(270)	-	(569)	-
Net income attributable to SolarEdge Technologies, Inc.	$41,357	$45,643	$93,202	$115,897

Denominator:
Shares used in computing net earnings per share of common stock, basic	48,195,020	45,601,540	47,637,023	45,025,661
Weighted average effect of dilutive securities:
Non-vested PSU’S	(334,096)	-	(304,725)	-
Effect of stock-based awards	3,220,670	2,679,700	2,603,340	3,065,524
Shares used in computing net earnings per share of common stock, diluted	51,081,594	48,281,240	49,935,638	48,091,185

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-INCOME TAXES

a.Taxes on income are comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Current year taxes	$10,418	$(10,524)	$29,327	$1,773
Deferred tax income net, and others	(3,148)	(1,771)	(4,922)	(4,789)

Taxes on income (tax benefit)	$7,270	$(12,295)	$24,405	$(3,016)

b.Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)

Total deferred tax assets	$28,585	$22,608

Total deferred tax liabilities	$(19,167)	$(9,408)

Recorded as:
Deferred tax assets, net	$17,180	$14,699
Deferred tax liabilities, net	(7,762)	(1,499)
Net deferred tax assets	$9,418	$13,200

c.Uncertain tax positions:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)

Balance at January 1,	$8,499	$579
Increases related to current year tax positions	1,371	8,499
Decreases related to prior year tax positions	-	(579)
	$9,870	$8,499

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

a.For the three month period ended September 30, 2019 (unaudited) and 2018 (unaudited), the Company had two and one major customers that accounted for 32.3% and 15.7% of its condensed consolidated revenues, respectively.

For the nine month period ended September 30, 2019 (unaudited) and 2018 (unaudited), the Company had one major customer that accounted for 17.7% and 17.3% of its condensed consolidated revenues, respectively.

b.As of September 30, 2019 (unaudited) and as of December 31, 2018, one and two customers accounted for approximately 24.5% and 41.3%, respectively, of the Company’s net trade receivables.

NOTE 13:-SEGMENT INFORMATION

The Company's chief operating decision maker (“CODM”) is our acting Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reportable segment - the solar segment.

Total segment assets include corporate assets, such as cash and cash equivalents, marketable securities and tax assets. Total segment assets reconciled to consolidated amounts are as follows:

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)

Solar	$1,266,831	$888,672
Non-Solar	124,139	92,358
Adjustments	(53,378)	(16,558)

Total assets	$1,337,592	$964,472

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, competitive position, industry and regulatory environment, effects of acquisitions, growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

In addition, in the past year, we have expanded our product offering, by acquiring the assets of Gamatronic Electronic Industries Ltd. (“Gamatronic”), a supplier of uninterruptable power supplies, also known as UPS products (the “Gamatronic Acquisition”); through the acquisition of Kokam Co., Ltd. (“Kokam”), a world provider of lithium ion batteries (the “Kokam Acquisition”); as well as our entry into the e-mobility market, through the acquisition of

S.M.R.E S.p.A (“SMRE”), an Italian company providing innovative integrated powertrain technology and electronics for electric vehicles (the “SMRE Acquisition”).

Our revenues for the three months ended September 30, 2019 and 2018 were $410.6 million and $236.6 million, respectively. Gross margin was 33.9% and 33.0% for the three months ended September 30, 2019 and 2018, respectively. Net income was $41.6 million and $45.6 million for the three months ended September 30, 2019 and 2018, respectively.

Our revenues for the nine months ended September 30, 2019 and 2018 were $1,007.4 million and $673.6 million, respectively. Gross margin was 33.4% and 35.6% for the nine months ended September 30, 2019 and 2018, respectively. Net income was $93.8 million and $115.9 million for the nine months ended September 30, 2019 and 2018, respectively.

We are a leader in the global module-level power electronics (“MLPE”) market according to HIS Research dated from September 9, 2019 and as of September 30, 2019, we have shipped approximately 45.4 million power optimizers and 1.9 million inverters. Over 1.25 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of September 30, 2019, we have shipped approximately 14.6 GW of our DC optimized inverter systems.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Inverters shipped	187,887	121,836	478,676	335,249
Power optimizers shipped	4,587,380	3,004,264	11,347,001	8,217,332
Megawatts shipped (1)	1,498	1,083	3,977	2,868

____________

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues	$410,556	$236,578	$1,007,437	$673,567
Cost of revenues	271,247	158,596	671,348	434,042
Gross profit	139,309	77,982	336,089	239,525
Operating expenses:
Research and development	30,747	20,109	86,451	57,535
Sales and marketing	22,026	16,938	64,325	49,097
General and administrative	12,214	6,898	37,590	17,427
Non-recurring expenses	8,305	-	8,305	-
Total operating expenses	73,292	43,945	196,671	124,059
Operating income	66,017	34,037	139,418	115,466
Financial expenses, net	17,023	689	22,401	2,585
Income before taxes on income	48,994	33,348	117,017	112,881
Taxes on income (tax benefit)	7,270	(12,295)	24,405	(3,016)
Net income	$41,724	$45,643	$92,612	$115,897
Net loss (gain) attributable to non-controlling interests	(97)	-	1,159	-
Net income attributable to SolarEdge Technologies, Inc.	$41,627	$45,643	$93,771	$115,897

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Revenues	$410,556	$236,578	$173,978	73.5%

Revenues increased by $174.0 million, or 73.5%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe, the United States (“U.S.”) and Israel; and (ii) revenues from the new businesses we acquired over the past year, which include sales of UPS units, batteries, storage systems, and products sold by SMRE, in the aggregate amount of $22.8 million in the three months ended September 30, 2019, compared to $2.7 million in the three months ended September 30, 2018. Revenues from outside of the U.S. comprised 51.8% of our revenues in the three months ended September 30, 2019 as compared to 49.4% in the three months ended September 30, 2018.

The number of power optimizers sold increased by approximately 1.6 million units, or 52.8%, from approximately 3.0 million units in the three months ended September 30, 2018 to approximately 4.6 million units in the three months ended September 30, 2019. The number of inverters sold increased by approximately 63,300 units, or 51.2%, from approximately 123,700 units in the three months ended September 30, 2018 to approximately 187,000 units in the three months ended September 30, 2019. In addition, we increased prices in the U.S. in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, in order to offset the impact of the increase in tariffs on goods made in China that became effective June 1, 2019. This increase in selling prices was partially offset by the devaluation of the Euro and the Australian Dollar compared to the U.S. Dollar, negatively impacting our U.S. Dollar denominated average selling price (“ASP”). Overall, and primarily due to the factors detailed above, ASP per watt increased by 21.1% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Cost of revenues	$271,247	$158,596	$112,651	71.0%
Gross profit	$139,309	$77,982	$61,327	78.6%

Cost of revenues increased by $112.7 million, or 71.0%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to: increased volume of products sold which is reflected in the XX% growth in revenues in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

•

increased customs tariffs, shipment and logistics costs of $26.7 million attributed to the change in tariffs rate on Chinese made products imported to the U.S. from 10% to 25% as well as increased air shipments resulting from increased demands which required us to expedite shipments for timely delivery;

•

increased warranty expenses and warranty accruals of $13.3 million associated primarily with the rapid increase of products in our install base;

•

inclusion of variable costs related to the manufacturing of Kokam and SMRE products in the aggregate amount of $10.7 million, which were not included in the cost of goods sold for the three months ended September 30, 2019, as those businesses were acquired after September 2018;

•

increased personnel-related costs of $5.0 million connected to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and in connection with entering the battery and integrated powertrain technology businesses; and;

•

increased amortization of intangible assets and cost of product adjustment of $2.1million related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition;

Gross profit as a percentage of revenue increased from 33.0%, in the three months ended September 30, 2018, to 33.9% in the three months ended September 30, 2019, primarily due to:

•

increased profit on the units sold due to a combination of stable average selling prices and cost reductions achieved in manufacturing these products;

•

general economies of scale in our personnel-related costs and other costs associated with our support and operations departments;

•

decreased support costs related to our warranty obligations;

•

higher gross profit related to the acquired businesses;

These were partially offset by:

•

increased shipment and logistics costs resulting from our expedited growth, new customs tariff rules in the U.S. and increase in air shipments;

•

increased selling prices in the U.S. offset by increased tariff expenses presented in cost of goods sold;

•

increased warranty accruals due to the increase in our install base; and

•

amortization of intangible assets and cost of product adjustment related to the Kokam Acquisition and the SMRE Acquisition.

Research and Development

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Research and development, net	$30,747	$20,109	$10,638	52.9%

Research and development costs increased by $10.6 million, or 52.9%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to:

•

an increase in personnel-related costs of $8.3 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects the inclusion of personnel costs from acquired businesses as well as our continuing investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub‑contractors in an amount of $1.1 million;

•

increased expenses related to material consumption costs in an amount of $0.6 million;

•

increased depreciation expenses related to lab equipment in an amount of $0.4 million; and

•

increased expenses related to other overhead cost and other expenses in an amount of $0.2 million.

Sales and Marketing

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Sales and marketing	$22,026	$16,938	$5,088	30.0%

Sales and marketing expenses increased by $5.1 million, or 30.0%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to:

•

an increase in personnel-related costs of $4.4 million as a result of the inclusion of personnel costs from acquired businesses and an increase in headcount supporting our growth in the U.S., Europe and Asia, as well as salary expenses associated with employee equity-based compensation;

•

expenses related to amortizations of intangible assets that increased by $0.4 million;

•

expenses related to other overhead costs and travel that increased by $0.3 million; and

•

expenses related to external consultants and sub-contractors and depreciation expenses that increased by $0.3 million.

These were partially offset by expenses related to marketing activities that decreased by $0.3 million;

General and Administrative

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
General and administrative	$12,214	$6,898	$5,316	77.1%

General and administrative expenses increased by $5.3 million, or 77.1%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to:

•

an increase in personnel-related costs of $3.1 million related to: (i) increased headcount resulting from the acquisitions of Gamatronic, Kokam and SMRE and the expansions of our legal, finance, human resources and information technology departments , and (ii) increased expenses related to equity-based compensation and changes in management compensation;

•

an increase of $1.3 million in external consultants and sub-contractors expenses, mainly due to legal proceedings and various patent protection matters in which we are involved;

•

expenses related to other overhead costs, depreciation, public company related expenses and travel expenses, all of which increased by $0.8 million; and

•

an increase in costs related to doubtful debts of $0.1 million.

Non-Recurring expenses

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Non-Recurring expenses	$8,305	-	$8,305	N/A

On August 25, 2019, we announced the untimely death of our Mr. Guy Sella, Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing. For the three months ended September 30, 2019, we recognized non-recurring expenses in the amount of $8.3 million related to payroll, bonus and employees’ equity-based compensation acceleration related to Mr. Sella’s passing.

Financial expenses, net

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Financial expenses, net	$17,023	$689	$16,334	2,370.7%

Financial expenses increased by $16.3 million, or 2,371% in the three months ended September 30, 2019, as compared to three months ended September 30, 2018.

The increase in financial expenses is primarily attributed to:

•

an increase of $14.5 million in foreign exchange expenses between the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar;

•

an increase of $0.8 million in foreign exchange fluctuations of lease agreements’ liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases";

•

an increase of $0.3 million in interest expenses, mainly related to advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606); and

•

an increase of $0.3 million in bank charges and other financial expenses.

•

a decrease of $0.2 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

•

an increase of $0.2 million in interest expenses related to bank loans which were acquired as part of Kokam acquisition and SMRE acquisition;

Taxes on Income (Tax benefit)

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Taxes on income (Tax benefit)	$7,270	$(12,295)	$19,565	N/A

Taxes on income were $7.3 million in the three months ended September 30, 2019, as compared to tax benefits of 12.3 for the three months ended September 30, 2018, primarily due to:

•

tax expenses incurred in the U.S. of $1.1 million in the three months ended September 30, 2019, compared to tax benefit of $13.7 million in the three months ended September 30, 2018. The tax benefit in the three months ended September 30, 2018, related to a one time change in our estimate with respect to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and assessment of the Global Intangible Low Taxed Income (“GILTI”) inclusion;

•

an increase of $6.0 million in current tax expenses in Israel, mainly attributed to the expiration of the two year tax exemption in Israel which ended on December 31, 2018; and

•

an increase of $0.3 million in current and prior year tax expenses in other jurisdictions.

The increase in these expenses was offset by:

•

an increase of $0.6 million deferred tax assets (presented as tax benefit) in Israel and the U.S; and

•

an increase of $0.6 million in deferred tax assets, net (presented as tax benefit) in other jurisdictions, mainly related to deferred tax assets as a result of the Kokam and SMRE acquisitions.

Net Income

	Three Months Ended September 30,		Three Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Net income	$41,724	$45,643	$(3,919)	(8.6)%

As a result of the factors discussed above, net income decreased by $3.9 million, or 8.6%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Revenues	$1,007,437	$673,567	$333,870	49.6%

Revenues increased by $333.9 million, or 49.6%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to (i) an increase in the number of systems sold with significant growth in revenues coming from the U.S., Europe, Australia, Israel and Brazil; and (ii) revenues from the new businesses we acquired, which includes sales of UPS units, batteries, storage systems, and products sold by SMRE, in the aggregate amount of $59.9 million in the nine months ended September 30, 2019, compared to $2.7 million in the nine months ended September 30, 2018. Non-U.S. revenues comprised 56.2% of our revenues for the nine months ended September 30, 2019, as compared to 47% for the nine months ended September 30, 2018.

The number of power optimizers sold increased by approximately 3.0 million units, or 36.6%, from approximately 8.2 million units in the nine months ended September 30, 2018, to approximately 11.2 million units in the nine months ended September 30, 2019. The number of inverters sold increased by approximately 143,200 units, or 42.7%, from approximately 335,200 units in the nine months ended September 30, 2018 to approximately 478,400 units in the nine months ended September 30, 2019. In addition, we increased prices in the U.S. in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, in order to offset the impact of the increase in tariffs on goods made in China that became effective June 1, 2019. This increase in selling prices was partially offset by the devaluation of the Euro and the Australian Dollar compared to the U.S. Dollar, negatively impacting our U.S. Dollar denominated average selling price (“ASP”). Overall, and primarily due to the factors detailed above, our ASP per watt for units shipped increased by $0.006, or 2.6%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Cost of revenues	$671,348	$434,042	$237,306	54.7%
Gross profit	$336,089	$239,525	$96,564	40.3%

Cost of revenues increased by $237.3 million, or 54.7%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to:

•

an increase in the volume of products sold;

•

an increase in customs tariffs, shipment and logistics costs of $35.6 million attributed to the change in tariffs rate on Chinese made products imported to the U.S. from 10% to 25% as well as an increase in air shipments due to increased product demand which required us to increase manufacturing capacity and expedite shipments for timely delivery;

•

an increase in warranty expenses and warranty accruals of $32.1 million associated primarily with the rapid increase of products in our install base;

•

inclusion of variable costs related to the assembly of UPS products and the manufacturing of Kokam and SMRE products in the aggregate amount of $37.8 million in the nine months ended September 30, 2019, compared to $2.5 million for the nine months ended September 30, 2018 as Kokam and SMRE were acquired after September 2018;

•

increased personnel-related costs of $14.5 million related to the expansion of our operations and support headcount which is growing in parallel to our growing install base worldwide and in connection with entering the UPS, battery and integrated powertrain technology businesses; and

•

increased of amortization of intangible assets and cost of product adjustment of $6.2 million related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition.

Gross profit as a percentage of revenue decreased from 35.6% in the nine months ended September 30, 2018, to 33.4% in the nine months ended September 30, 2019, primarily due to:

•

increased shipment and logistics costs resulted from our expedited growth, new customs tariff rules in the U.S. and increase in air shipments;

•

increases in selling prices in the U.S. to offset the increased tariff expenses presented in cost of goods sold and increases in cost of good sold, as a result of which gross profit as a percentage of revenue declined;

•

lower gross profit from our UPS, battery business and SMRE products and underutilization of production facilities;

•

increased warranty accruals due to the increase in our install base; and

•

amortization of intangible assets and cost of product adjustment related to the Gamatronic Acquisition, the Kokam Acquisition and the SMRE Acquisition.

These were partially offset by:

•

general economies of scale in our personnel-related costs and other costs associated with our support and operations departments;

•

increased profit on the units sold due to a combination of stable average selling prices and cost reductions achieved in manufacturing these products; and

•

decreased actual support costs related to our warranty obligations.

Research and Development

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Research and development	$86,451	$57,535	$28,916	50.3%

Research and development increased by $28.9 million, or 50.3%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to:

•

increased personnel-related costs of $22.2 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity compensation. The increase in headcount reflects the inclusion of personnel costs from acquired businesses in addition to our continuing investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub‑contractors in an amount of $3.3 million.

•

increased expenses related to materials consumption in an amount of $1.6 million; and

•

increased depreciation expenses related to lab equipment in an amount of $1.1 million; and

•

increased expenses related to other directly related overhead costs and other costs in an amount of $0.7 million;

Sales and Marketing

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Sales and marketing	$64,325	$49,097	$15,228	31.0%

Sales and marketing expenses increased by $15.2 million, or 31.0%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to:

•

increased personnel-related costs of $11.4 million as a result of the inclusion of personnel costs from acquired businesses as well as from an increase in headcount supporting our growth in the U.S., Europe and Asia, as well as salary expenses associated with employee equity compensation;

•

increased expenses related to amortization and depreciation expenses in an amount of $1.5 million;

•

increased expenses related to other overhead costs and travel expenses in an amount of $1.3 million;

•

increased expenses related to marketing activity in an amount of $0.5 million; and

•

increased expenses related to external consultants and sub-contractor, material consumption costs and other expenses in an amount of $0.5 million.

General and Administrative

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
General and administrative	$37,590	$17,427	$20,163	115.7%

General and administrative expenses increased by $20.2 million, or 115.7%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to:

•

an increase in personnel costs of $11.7 million related to (i) increased headcount resulting from the acquisitions of Gamatronic, Kokam and SMRE and the expansions of our legal, finance, human resources and information technology departmentsy; and (ii) increased expenses related to equity-based compensation and changes in management compensation;

•

increased expenses related to consultants and sub‑contractors in an amount of $5.6 million due to legal proceedings in which we are involved and other legal expenses in relation to SMRE Acquisition costs;

•

increased expenses related to other overhead costs, other expenses and travel costs in an amount of $1.3 million;

•

increased expenses related to doubtful debt in an amount of $0.8 million; and

•

increased expenses related to depreciation expenses and public company related expenses in an amount of $0.8 million.

Non-Recurring expenses

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(in thousands)
Non-Recurring expenses	$8,305	-	$8,305	N/A

For the nine month ended September 30, 2019, we recognized non-recurring expenses in the amount of $8.3 million related to payroll, bonus and employees equity-based compensation acceleration related to the untimely passing of Mr. Guy Sella.

Financial expense, net

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Financial expense, net	$22,401	$2,585	$19,816	766.6%

Financial expenses increased by $19.8 million, or 766.6%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to:

•

an increase of $14.9 million in foreign exchange fluctuations, mainly between the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar;

•

an increase of $2.3 million in foreign exchange fluctuations of lease agreements’ liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases";

•

an increase of $1.4 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of ASC 606;

•

an increase of $0.6 million in other financial expenses and bank charges ;

•

a decrease of $0.6 million in finance income related to hedging transactions; and

•

an increase of $0.2 million in interest expenses related to bank loans which were acquired as part of Kokam acquisition and SMRE acquisition;

The increase in these expenses was partially offset by an increase of $0.2 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income (Tax Benefit)

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Tax on Income (Tax benefit)	$24,405	$(3,016)	$27,421	N/A

Tax expenses were $24.4 million in the nine months ended September 30, 2019, as compared to tax benefit of $3.0 million in the nine months ended September 30, 2018, primarily due to:

•

tax expenses incurred in the U.S. of $7.8 million in the nine months ended September 30, 2019, compared to a tax benefit of $7.5 million in the nine months ended September 30, 2018. The tax benefit in the nine months ended September 30, 2018, related to a one-time change in our estimates with respect to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and assessment of the GILTI inclusion;

•

an increase of $11.2 million in current tax expenses in Israel, mainly attributed to the termination of the two year tax exemption in Israel which ended on December 31, 2018;

•

an increase of $1.1 million in current and prior year tax expenses in other jurisdictions; and

•

a decrease of $2.3 million deferred tax assets in Israel and the U.S.

The increase in these expenses was offset by:

•

an increase of $2.5 million in deferred tax assets, net (presented as tax benefit) in other jurisdictions, mainly related to deferred tax assets as a result of the Kokam and SMRE acquisitions; and

Net Income

	Nine Months Ended September 30,		Nine Months Ended September 30, 2018 to 2019
	2019	2018	Change
	(In thousands)
Net income	$92,612	$115,897	$(23,285)	(20.1)%

As a result of the factors discussed above, net income decreased by $23.3 million, or 20.1% in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$68,700	$34,335	$175,934	$142,205
Net cash used in investing activities	(6,176)	(56,634)	(58,397)	(121,116)
Net cash provided by (used in) financing activities	(922)	324	(68,307)	7,915
Increase (decrease) in cash, cash equivalents and restricted cash	$61,602	$(21,975)	$49,230	$29,004

As of September 30, 2019, our cash and cash equivalents were $247.3 million. This amount does not include $178.2 million invested in available-for-sale marketable securities and $7.4 million invested in short-term bank deposits and restricted bank deposits. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Operating Activities

For the nine months ended September 30, 2019, cash provided by operating activities was $175.9 million, derived mainly from a net income of $92.6 million that included $54.5 million of non-cash expenses, an increase of $49.6 million in warranty obligations, $39.6 million in accrued expenses and other accounts payable, $21.3 million in trade payables, $19.5 million of deferred revenues, $15.3 million in accruals for employees, $2.1 in operating lease liabilities and $15.8 million decrease in inventories, which were offset by an increase of $114.6 million in trade receivables, net, and $19.8 million in prepaid expenses and other receivables.

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

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $58.4 million, of which $103.7 million was invested in available-for-sale marketable securities, $39.7 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements, net, $38.4 million was utilized for SMRE acquisition, This was offset by $119.6 million from proceeds from sales and the maturities of available-for-sale marketable securities and a decrease of $3.8 million in bank deposits.

During the nine months ended September 30, 2018, net cash used in investing activities was $121.1 million, of which $143.1 million was invested in available-for-sale marketable securities, $30.1 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements, $7.3 million invested in short-term bank deposits and $11.2 million was invested in assets as part of the acquisition of our UPS division. This was offset by $71.6 million from the maturities of available-for-sale marketable securities.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $68.3 million, of which $67.1 million related to the purchase of non-controlling interests in Kokam and SMRE, $4.9 million was used for repayment of loan obligations we acquired as part of the Kokam and SMRE Acquisitions and $1.2 million related to the purchase of land and building formerly leased under financial lease. This was offset by $4.9 million attributed to cash received from the exercise of employee and non-employee stock options.

For the nine months ended September 30, 2018, net cash provided by financing activities was $7.9 million, all attributed to cash received from the exercise of employee and non-employee stock options.

Debt Obligations

In October 2018, as part of the Kokam Acquisition, we acquired a number of bank loan obligations in an aggregate amount of $20.1 million (the “Kokam Loans”). The Kokam Loans mature in various installments through May 2021 and their annual interest rates are variable. As of September 30, 2019, the interest rates ranged from 2.7% to 5.3% and the aggregate Kokam Loans outstanding were $17.9 million.

In January 2019, as part of the SMRE Acquisition, we acquired a number of bank loans in an aggregate amount of $5.5 million (the “SMRE Loans”). The SMRE Loans mature in various installments through June 2026 and their annual interest rates are variable. As of September 30, 2019, the interest rates ranged from 0.8% to 3.5% and the aggregate SMRE Loans outstanding were $3.0 million.

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

Foreign Currency Exchange Risk

Approximately 52.3% and 41.8% of our revenues for the nine months ended September 30, 2019 and 2018, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2019, between the Euro and the U.S. Dollar would increase or decrease our net income by $33.4 million for the nine months ended September 30, 2019. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2019, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $9.8 million for the nine months ended September 30, 2019. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2019, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $1.0 million for the nine months ended September 30, 2019.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

We have in the past and may in the future, use derivative financial instruments, specifically foreign currency forward contracts and put and call options, to manage exposure to foreign currency risks by hedging a portion of our account receivable balances. Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. During the nine months ended September 30, 2019, we had no foreign currency forward transactions and as of September 30, 2019, we had no foreign currency forward contracts outstanding. We do not use derivative financial instruments for speculative or trading purposes.

As of September 30, 2019, we had cash and cash equivalents of $247.3 million and available-for-sale marketable securities with an estimated fair value of $178.2 million, and $7.4 million invested in bank deposit and restricted bank deposits, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Since most of our cash and cash equivalents are held in U.S. Dollar‑denominated money market funds, we believe that our cash and cash equivalents do not have any material exposure to changes in exchange rates.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2019, one major customer accounted for approximately 24.5% of our consolidated trade receivables balance. We currently do not foresee a material, adverse credit risk associated with these receivables.

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

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

In October 2019, we announced that we filed three lawsuits in China against Huawei. The lawsuits, filed in the Regional Courts of Jinan and Shenzhen in China, cite unauthorized use of patented technology, and are intended to protect SolarEdge’s significant investment in its innovative DC optimized inverter technology. Seeking damages and an injunction, the lawsuits are intended to prevent Huawei from manufacturing and selling any products infringing upon SolarEdge’s patented PV inverter and power optimizer technology.

In August 2019, the Company was served with a lawsuit filed in the civil courts of Milan, Italy against the Italian subsidiary of SMRE that purchased the shares of SMRE in the tender offer which followed the SMRE Acquisition by certain former shareholders of SMRE who tendered their shares. The lawsuit asks for damages of approximately $3 million, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

We believe we have meritorious defenses to the claims asserted and intend to vigorously defend against this lawsuit and does not expect the outcome of the litigation matters to have a material effect on its balance sheets, statements of income or cash flows.

In addition, as part of the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 1 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2019. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A     RISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

10.1	Executive Employment Agreement between the Company and Uri Bechor	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2019
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

Date: November 7, 2019	/s/ Zvi Lando
Zvi Lando Acting Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)