Form 10-Q
period 2020-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2020-05-07
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

As of May 1, 2020, there were 49,630,559 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$324,072	$223,901
Short-term bank deposits	8,085	5,010
Restricted bank deposits	27,515	27,558
Marketable securities	95,143	91,845
Trade receivables, net of allowances of $4,509 and $2,473, respectively	235,673	298,383
Prepaid expenses and other current assets	66,874	115,268
Inventories, net	198,557	170,798

Total current assets	955,919	932,763

LONG-TERM ASSETS:
Marketable securities	103,863	119,176
Operating lease right-of-use assets, net	37,896	35,858
Property, plant and equipment, net	195,982	176,963
Deferred tax assets, net	17,095	16,298
Intangible assets, net	69,111	74,008
Goodwill	125,520	129,654
Other long-term assets	8,454	9,904

Total long-term assets	557,921	561,861

Total assets	$1,513,840	$1,494,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31, 2020	December 31, 2019

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$139,138	$157,148
Employees and payroll accruals	58,894	47,390
Current maturities of bank loans and accrued interest	15,048	15,673
Warranty obligations	70,158	65,112
Deferred revenues and customers advances	30,706	70,815
Accrued expenses and other current liabilities	75,737	80,576

Total current liabilities	389,681	436,714

LONG-TERM LIABILITIES:
Bank loans	-	173
Warranty obligations	116,099	107,451
Deferred revenues	98,134	89,982
Operating lease liabilities	30,336	30,213
Deferred tax liabilities, net	2,202	4,461
Other long-term liabilities	10,970	13,960

Total long-term liabilities	257,741	246,240

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value – Authorized: 125,000,000 shares as of March 31, 2020 and December 31, 2019; issued: 49,599,493 and 49,081,457 shares as of March 31, 2020 and December 31, 2019, respectively; outstanding: 49,599,493 and 48,898,062 shares as of March 31, 2020 and December 31, 2019, respectively.	5	5
Additional paid-in capital	491,873	475,792
Accumulated other comprehensive loss	(5,390)	(1,809)
Retained earnings	379,930	337,682

Total stockholders’ equity	866,418	811,670

Total liabilities and stockholders’ equity	$1,513,840	$1,494,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2020	2019

Revenues	$431,218	$271,871
Cost of revenues	291,210	185,761

Gross profit	140,008	86,110

Operating expenses:

Research and development	36,695	26,199
Sales and marketing	24,253	20,172
General and administrative	16,185	11,691
Other operating income	(4,900)	-

Total operating expenses	72,233	58,062

Operating income	67,775	28,048

Financial expenses, net	16,605	6,151

Income before income taxes	51,170	21,897

Income taxes	8,922	3,922

Net income	$42,248	$17,975

Net loss attributable to Non-controlling interests	-	1,041

Net income attributable to SolarEdge Technologies, Inc.	$42,248	$19,016

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.86	$0.40

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.81	$0.39

Weighted average number of shares used in computing net basic earnings per share of common stock	49,193,240	47,020,218

Weighted average number of shares used in computing net diluted earnings per share of common stock	52,172,720	49,026,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2020	2019

Net income	$42,248	$17,975

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax	(1,165)	485
Reclassification adjustments for losses included in net income	-	120
Net change	(1,165)	605

Cash flow hedges:
Changes in unrealized gains, net of tax	538	-

Foreign currency translation adjustments, net	(2,954)	(1,301)

Total other comprehensive loss	(3,581)	(696)

Comprehensive income	$38,667	$17,279

Comprehensive loss attributable to Non-controlling interests	-	849

Comprehensive income attributable to SolarEdge Technologies, Inc.	$38,667	$18,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholder’ equity
	Number	Amount

Balance as of January 1, 2019	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726

Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	254,515	* -	309	-	-	309	-	309
Equity based compensation expenses to employees and nonemployee	-	-	9,704	-	-	9,704	-	9,704
Issuance of Common stock upon business combination	1,194,046	* -	34,601	-	-	34,601	-	34,601
Non-controlling interests related to business combination	-	-	-	-	-	-	67,734	67,734
Change in non-controlling interests	-	-	977	-	-	977	(2,964)	(1,987)
Other comprehensive loss adjustments	-	-	-	(696)	-	(696)	(849)	(1,545)
Net income	-	-	-	-	19,016	19,016	(1,041)	17,975

Balance as of March 31, 2019	47,501,363	$5	$417,385	$(1,220)	$210,149	$626,319	$71,198	$697,517

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholder’ equity
	Number	Amount

Balance as of January 1, 2020	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670	$-	$811,670
			-
Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	701,431	* -	3,308	-	-	3,308	-	3,308
Equity based compensation expenses to employees and nonemployee		-	12,773	-	-	12,773	-	12,773
Other comprehensive loss adjustments	-	-	-	(3,581)	-	(3,581)	-	(3,581)
Net income	-	-	-	-	42,248	42,248	-	42,248

Balance as of March 31, 2020	49,599,493	$5	$491,873	$(5,390)	$379,930	$866,418	$-	$866,418

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Three months ended March 31,
	2020	2019

Cash flows provided by operating activities:
Net income	$42,248	$17,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	5,004	3,870
Amortization of intangible assets	2,321	1,971
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	120	(59)
Stock-based compensation expenses	12,773	9,704
Deferred income tax benefit, net	(2,859)	(973)
Other expenses, net	235	186
Changes in assets and liabilities:
Inventories, net	(29,004)	964
Prepaid expenses and other assets	49,888	10,885
Trade receivables, net	59,420	(7,379)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	(1,247)	828
Trade payables, net	(17,589)	(21,720)
Employees and payroll accruals	11,821	3,250
Warranty obligations	13,809	14,947
Deferred revenues and customers advances	(31,729)	1,730
Other liabilities	(7,466)	20,271

Net cash provided by operating activities	107,745	56,450

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	42,333	44,575
Purchase of property, plant and equipment	(27,053)	(10,620)
Investment in available-for-sale marketable securities	(31,924)	(15,316)
Withdrawal from (investment in) bank deposits	(3,316)	3,813
Withdrawal from (investment in) restricted bank deposits	36	(182)
Business combination, net of cash acquired	-	(39,315)

Net cash used in investing activities	$(19,924)	$(17,045)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Three months ended March 31,
	2020	2019

Cash flows from financing activities:
Repayment of bank loans	$(15,232)	$(1,003)
Proceeds from bank loans	15,295	51
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	3,308	309
Change in Non-controlling interests	-	(1,987)
Other financing activities	(56)	-

Net cash provided by (used in) financing activities	3,315	(2,630)

Increase in cash, cash equivalents and restricted cash	91,136	36,775
Cash, cash equivalents and restricted cash at the beginning of the period	223,901	187,764
Effect of exchange rate differences on cash, cash equivalents and restricted cash	9,035	1,939

Cash, cash equivalents and restricted cash at the end of the period	$324,072	$226,478

Supplemental disclosure of non-cash activities:

Operating lease, right of use asset	$2,158	$32,531

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

The Company and its subsidiaries sell their intelligent inverter solution products worldwide through large distributors and electrical equipment wholesalers to smaller solar installers as, well as directly to large solar installers and engineering, procurement and construction firms (“EPCs”).

The Company has expanded its activity to other areas of smart energy technology through acquisitions. The Company now offers energy solutions which include lithium-ion cells, batteries and energy storage systems (“energy storage”), electric vehicle, or EV components and charging capabilities (“e-Mobility”), as well as uninterrupted power supply solutions (“UPS”).

b.Recently issued and adopted pronouncement:

In June 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale (“AFS”) debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment.

This standard limits the amount of credit losses to be recognized for AFS debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL (Cont.)

The Company adopted Topic 326 effective January 1, 2020, based on the composition of the Company’s trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy (See Note 7).

c.Basis of Presentation:

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for ASC 815 - Derivatives and Hedging (see Note 6) and the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (see Note 7).

d.Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs. These two contract manufacturers collectively accounted for 43.4% and 42.3% of the Company’s trade payables as of March 31, 2020 and December 31, 2019, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL (Cont.)

e.COVID-19 Considerations:

The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, inventories, incremental credit losses on receivables and AFS debt securities, or an increase in the Company’s insurance liabilities as of the time of a relevant measurement event (see Note 14).

f.Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:-INVENTORIES

	March 31, 2020	December 31, 2019

Raw materials	$84,948	$64,714
Work in process	18,790	20,752
Finished goods	94,819	85,332

	$198,557	$170,798

NOTE 3:-MARKETABLE SECURITIES

The following table summarizes the AFS marketable debt securities as of March 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS – matures within one year:
Corporate bonds	$95,321	$101	$(279)	$95,143

AFS – matures after one year:
Corporate bonds	103,376	104	(1,023)	102,457
Governmental bonds	1,398	8	-	1,406
	104,774	112	(1,023)	103,863

Total	$200,095	$213	$(1,302)	$199,006

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-MARKETABLE SECURITIES (Cont.)

The following table summarizes the AFS marketable debt securities as of December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS – matures within one year:
Corporate bonds	$91,677	$196	$(28)	$91,845

AFS – matures after one year:
Corporate bonds	117,692	336	(250)	117,778
Governmental bonds	1,398	-	-	1,398
	119,090	336	(250)	119,176

Total	$210,767	$532	$(278)	$211,021

As of March 31, 2020, the Company didn’t record an allowance for credit losses for its AFS marketable debt securities (See Note 7).

NOTE 4:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019

Balance, at beginning of period	$172,563	$121,826
Additions and adjustments to cost of revenues	26,373	22,105
Usage and current warranty expenses	(12,679)	(7,185)

Balance, at end of period	186,257	136,746
Less current portion	(70,158)	(35,229)

Long-term portion	$116,099	$101,517

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	March 31,	December 31,
Description	Hierarchy	2020	2019

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$28,412	$527

Derivative instruments asset:
Forward contracts designated as hedging instruments	Level 2	$613	$-

Short-term marketable securities:
Corporate bonds	Level 2	$95,143	$91,845

Long-term marketable securities:
Corporate bonds	Level 2	$102,457	$117,778
Governmental bonds	Level 2	$1,406	$1,398

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the three months ended March 31, 2020, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to six months with hedging contracts.

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

As of March 31, 2020, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $17,985 for a period of six months. See Note 5 for information on the fair value of these hedging contracts.

The fair value of derivative assets as of March 31, 2020, was $613, which was recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company had no derivative instruments.

For the three months ended March 31, 2020, the Company recorded unrealized gain in the amount of $538, net of tax effect, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

The Company had no gains or losses related to derivative instruments during the three months ended March 31, 2019.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-CREDIT LOSSES

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. As stated above, the Company didn’t record a noncash cumulative effect adjustment on the opening consolidated balance sheet as of January 1, 2020, due to immateriality.

The Company is exposed to credit losses primarily through sales of products. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables.

Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of March 31, 2020. Estimates are used to determine the allowance. The allowance is based on assessment of anticipated payment and other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Three months ended March 31,
2020

Balance, at beginning of period	$2,473
Provision for expected credit losses	2,442
Amounts written off charged against the allowance and others	(406)

Balance, at end of period	$4,509

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of March 31, 2020, contingent liabilities exist regarding guarantees in the amounts of $51,472, $18,643, $2,033 and $56 in respect of projects with customers, bank loans, office rent lease agreements and customs transactions, respectively.

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

As of March 31, 2020, the Company had non-cancellable purchase obligations totaling approximately $500,414 out of which the Company already recorded a provision for loss in the amount of $2,119.

As of March 31, 2020, the Company had contractual obligations for capital expenditures totaling approximately $70,961. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

In September, 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also asserts a value in dispute of 5 million Euros (approximately $5,500) for both patents. In November 2019, the first instance court accepted the claim of infringement for one of the two patents and the Company has filed an appeal to the Appeals Court Dusseldorf and is challenging the validity of the allegedly infringed patent in the German Patent Court. Also, in November 2019 the first instance court stayed the infringement proceedings regarding the other one of the two patents since it considered it to be highly likely that the patent would be invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against these lawsuits.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In May 2019, the Company was served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuits, filed in the Guangzhou intellectual property court, allege infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of 30 million RMB (approximately $4,250). Following the receipt of the lawsuits, the Company filed three lawsuits in China against Huawei for unauthorized use of patented technology. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against these lawsuits.

In August 2019, the Company was served with a lawsuit by certain former shareholders of S.M.R.E S.p.A (“SMRE”), against its Italian subsidiary that purchased the shares of SMRE in the tender offer which followed the SMRE Acquisition. The shareholders who tendered their shares are asking for the difference between 6 Euro per share, which is the amount they tendered their shares, and 6.77 Euro per share, for a total award of 2.7 million Euros (approximately $2,950). The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of 25.5 million NIS (approximately $7,150) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

NOTE 9:-STOCKHOLDERS’ EQUITY

a.Common Stock:

	Number of shares
	Authorized as of		Issued as of		Outstanding as of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	49,599,493	49,081,457	49,599,493	48,898,062

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCKHOLDERS’ EQUITY (Cont.)

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers, and nonemployees of the Company and its Subsidiaries. As of March 31, 2020, a total of 12,828,270 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 31, 2020, an aggregate of 8,627,031 shares of common stock are still available for future grant under the 2015 Plan.

A summary of the activity in the stock options granted to employees and members of the board of directors for the three months ended March 31, 2020 and related information are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value

Outstanding as of December 31, 2019	2,112,009	15.44	3.58	168,229
Granted	59,558	101.81
Exercised	(428,300)	7.72
Forfeited or expired	-	-
Outstanding as of March 31, 2020	1,743,267	20.28	3.76	108,568

Vested and expected to vest as of March 31, 2020	2,143,613	17.51	5.64	139,067

Exercisable as of March 31, 2020	1,406,616	15.04	2.69	94,018

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCKHOLDERS’ EQUITY (Cont.)

The total intrinsic value of options exercised during the three months ended March 31, 2020 was $47,898.

The weighted average grant date fair values of options granted to employees and executive directors during the three months ended March 31, 2020 was $53.01.

A summary of the activity in the RSUs granted to employees and directors for the three months ended March 31, 2020 is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2019	2,742,589	52.77
Granted	61,524	101.87
Vested	(268,648)	38.96
Forfeited	(58,611)	54.27
Unvested as of March 31, 2020	2,476,854	55.45

f.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2020, a total of 2,687,451 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

The ESPP is implemented through an offering every six months. According to the ESPP, eligible employees may use up to 10% of their salaries to purchase common stock shares up to an aggregate limit of $10 per participant for every six months’ plan. The price of an ordinary share purchased under the ESPP is equal to 85% of the lower of the fair market value of the ordinary share on the subscription date of each offering period or on the purchase date.

As of March 31, 2020, 528,359 common stock shares had been purchased under the ESPP.

As of March 31, 2020, 2,159,092 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCKHOLDERS’ EQUITY (Cont.)

g.Stock-based compensation expense for employees and nonemployees:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three months ended March 31, 2020 and 2019, as follows:

	Three months ended March 31,
	2020	2019

Cost of revenues	$2,273	$1,354
Research and development	5,378	3,490
Selling and marketing	3,192	2,404
General and administrative	1,930	2,456

Total stock-based compensation expense	$12,773	$9,704

As of March 31, 2020, there were total unrecognized compensation expenses in the amount of $141,601 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from April 1, 2020 through February 29, 2024.

NOTE 10:-EARNINGS PER SHARE

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

No shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the three months ended March 31, 2020 and 2019.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net EPS attributable to SolarEdge Technologies, Inc. for the periods presented:

	Three months ended March 31,
	2020	2019

Numerator:
Net income	$42,248	$17,975
Net loss attributable to Non-controlling interests	-	1,041
Net income attributable to SolarEdge Technologies, Inc.	$42,248	$19,016

Denominator:
Shares used in computing net earnings per share of common stock, basic	49,193,240	47,020,218
Effect of stock-based awards	2,979,480	2,006,109
Shares used in computing net earnings per share of common stock, diluted	52,172,720	49,026,327

NOTE 11:-OTHER OPERATING INCOME

At the time of the acquisition of Kokam Co., Ltd. (“Kokam”), Kokam had an outstanding claim against it for damages. The claim was settled for an amount of $4,900, which was recognized as an expense in other operating expenses in the consolidated statement of income in the year ended December 31, 2019. In March 2020, the Company was indemnified for the full amount by a major selling shareholder of Kokam. The Company recognized this as income in other operating income.

NOTE 12:-INCOME TAXES

a.Income taxes (tax benefit) are comprised as follows:

	Three months ended March 31,
	2020	2019

Current period taxes	$12,458	$4,895
Deferred tax income, net and others	(3,536)	(973)

Taxes on income	$8,922	$3,922

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-INCOME TAXES (cont.)

b.Uncertain tax positions:

	March 31, 2020	December 31, 2019

Balance at January 1,	$8,962	$8,499
Increases related to current year tax positions	96	463

	$9,058	$8,962

NOTE 13:-SEGMENT INFORMATION

Following three acquisitions completed during 2018 and 2019, the Company has changed its segments measurement, beginning in 2019. The purpose of the new measurement is to provide the Company’s chief operating decision maker (“CODM”) better information to asses’ segment performance and to make resource allocation decisions. The Company now operates in five different operating segments: Solar, UPS, energy storage, e-Mobility and machinery.

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

The solar segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level. The solution consists mainly of the Company’s power optimizers, inverters and cloud-based monitoring platform.

The “All other” category includes the design, development, manufacturing and sales of UPS products, energy storage products, e-Mobility products, and special machines for automated and semi-automated linear sewing, digital welding and digital cutting.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 13:-SEGMENT INFORMATION (cont.)

Information on reportable segments and reconciliation to consolidated operating income is as follows:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	Solar	All other	Solar	All other
Revenues	$407,647	$23,571	$253,069	$18,802
Cost of revenues	264,815	21,452	166,315	16,333
Gross profit	142,832	2,119	86,754	2,469
Research and development	27,083	4,209	20,231	2,442
Sales and marketing	18,623	2,142	15,200	1,710
General and administrative	9,156	5,091	6,493	1,944
Segments profit (loss)	$87,970	$(9,323)	$44,830	$(3,627)

	Three months ended
	March 31,
	2020	2019

Solar profit	$87,970	$44,830
All other loss	9,323	3,627
Segments operating profit	78,647	41,203
Expenses not allocated to segments:
Stock based compensation expenses	12,773	9,704
Amortization	2,686	1,971
Legal settlement (see Note 11)	(4,900)	-
Cost of products adjustments	313	682
Other unallocated expenses	-	798
Consolidated operating income	$67,775	$28,048

NOTE 14:-SUBSEQUENT EVENTS

a.Subsequent to March 31, 2020, the Company’s senior executives who had already waived their 2020 base salary increases also agreed voluntarily to reduce their base salaries by 20%. In addition, the Company’s directors agreed to reduce the cash portion of their compensation by 20% and the Company has temporarily put on hold most plans for expanding its workforce and suspended planned salary increases.

b.On April 29, 2020, the Company signed an agreement for the purchase of 56,143 square meters of land in South Korea for the development of a factory for lithium-ion cells and batteries. The land purchase is for approximately $9 million to be paid over the next three years.

ITEM 2MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•

the effects of the ongoing COVID-19 pandemic and related macroeconomic and operational effects;

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

Overview

We are a leading provider of an optimized inverter solution that has changed the way power is harvested and managed in a solar photovoltaic, known as PV system. Our direct current or DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system, for improved return on investment, or RoI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, and improved operating and maintenance, or O&M with module-level and remote monitoring. The typical SolarEdge optimized inverter system consists of power optimizers, inverters, a communication device which enables access to a cloud based monitoring platform and in many cases, additional smart energy management solutions. SolarEdge’s solutions addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.

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

In July 2018, we acquired the assets of a business for the development, manufacturing and sale of UPSs, (“UPS Division”).

In October 2018, we closed an acquisition of Kokam Co., Ltd. (“Kokam”), a provider of lithium-ion cells, batteries and energy reliable, safe, high-performance storage solutions that is headquartered in South Korea.

During 2019, we completed the acquisition of approximately 99.9%. of S.M.R.E. Spa (“SMRE”). SMRE is headquartered in Italy and develops end-to-end e-Mobility solutions for electric and hybrid vehicles used in motorcycles, commercial vehicles and trucks. These solutions include integrated, high-performing powertrains with e-motor, motor drive, gearbox, battery, BMS, chargers, vehicle control units and software for electric vehicles.

COVID-19 Impact

We are continuously and closely monitoring the quickly evolving impact of COVID-19 on our operations and business. Our first priority continues to be to protect and support our employees through this period while maintaining company operations and support of our customers with as few disruptions as possible. Given that we have employees in many countries world-wide, we follow the guidance from local authorities and health officials in each region in which we do business. In our headquarters located in Herziliya, Israel, we have been able to continue partial work from the office throughout the stay at home orders and beginning mid-April, are bringing employees who were working from home back to the office, while complying with social distancing orders. Our manufacturing facilities have remained operational and at almost full capacity throughout the quarter and into the second quarter. Our customer support centers are working at full capacity, primarily from home. Our operations have not been significantly impacted by these adjustments.

The actions taken around the world to slow the spread of COVID-19 have impacted the installation rate of PV systems which we are closely tracking through our monitoring portal globally and per country. While the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we have seen a decline in installations in certain regions such as the United States and Italy during March and April of this year when compared to the same months last year, and we are accommodating customers in certain regions who have requested to cancel or delay the supply of orders . Our management and board are continuously examining our plans for 2020 and reacting to the expected reduction in business volumes. As of the filing date we have taken the following actions in order to mitigate the negative impacts of COVID-19 on our business, operating results and financial condition: We have reviewed our business plan for 2020 and made certain adjustments in order to accommodate expectations that revenues will be impacted in the forthcoming quarters. These adjustments include substantial reduction of new hiring as well as elimination of redundant positions. In addition we have carefully scrutinized our spending and management of operations including a review of all of our variable expenses in order to identify activities than can be reduced and costs that can be re-negotiated such as consulting and facility related costs. We have also reviewed our research and development projects and prioritized projects with higher revenue potential or infrastructure project over projects with lower expected return. In addition, effective April 1, our senior executives who had already waived their 2020 base salary increases also voluntarily reduced their base salaries by 20%. Our directors also agreed, effective April 1 to reduce the cash portion of their compensation by 20% and the Company has temporarily put on hold most plans for expanding its workforce and suspended planned salary increases.

Our revenues for the three months ended March 31, 2020 and 2019 were $431.2 million and $271.9 million, respectively. Gross margin was 32.5 % and 31.7% for the three months ended March 31, 2020 and 2019, respectively. Net income was $42.2 million and $19.0 million for the three months ended March 31, 2020 and 2019, respectively

We are a leader in the global module-level power electronics (“MLPE”) market. As of March 31, 2020, we have shipped approximately 54.9 million power optimizers and 2.3 million inverters. Over 1.5 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of March 31, 2020, we have shipped approximately 18.1 GW of our DC optimized inverter systems.

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

	Three Months Ended March 31,
	2020	2019
Inverters shipped	202,009	130,672
Power optimizers shipped	5,060,391	3,029,102
Megawatts shipped (1)	1,850	1,144

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues	$431,218	$271,871
Cost of revenues	291,210	185,761
Gross profit	140,008	86,110
Operating expenses:
Research and development	36,695	26,199
Sales and marketing	24,253	20,172
General and administrative	16,185	11,691
Other operating income	(4,900)	-
Total operating expenses	72,233	58,062
Operating income	67,775	28,048
Financial expenses, net	16,605	6,151
Income before taxes on income	51,170	21,897
Taxes on income	8,922	3,922
Net income	$42,248	$17,975
Net loss attributable to Non-controlling interests	-	1,041
Net income attributable to SolarEdge Technologies, Inc	$42,248	$19,016

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Revenues	$431,218	$271,871	$159,347	58.6%

Revenues increased by $159.3 million, or 58.6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S; and (ii) price increases on products sold in the U.S. intended to offset the increase in imposed tariffs on China made products in June 2019. Revenues from outside of the U.S. comprised 42.6% of our revenues in the three months ended March 31, 2020 compared to 56.3% in the three months ended March 31, 2019.

In past years, we have experienced seasonal growth between the first and second fiscal calendar quarters. Given the impacts of COVID 19 on the ability of our end customers to install PV systems, we expect that our second quarter revenues in 2020 will be lower than our revenues in the first quarter of 2020. Industry reports, such as IHS support these forecasts.

The number of power optimizers recognized as revenues increased by approximately 1.8 million units, or 58.2%, from approximately 3.0 million units in the three months ended March 31, 2019 to approximately 4.8 million units in the three months ended March 31, 2020. The number of inverters recognized as revenues increased by approximately 65,000 units, or 49.2%, from approximately 132,100 units in the three months ended March 31, 2019 to approximately 197,100 units in the three months ended March 31, 2020. In addition, we increased prices in the U.S. during the second quarter of 2019, in order to offset the impact of the increase in tariffs on goods made in China that became effective June 1, 2019. This increase in prices of products sold was partially offset by the devaluation of the Euro and the Australian Dollar against the U.S. Dollar, which negatively impacted our U.S. Dollar denominated average selling price (“ASP”) on units sold in Europe and Australia. Overall, and primarily due to the factors detailed above, our ASP per watt for units shipped increased by $0.007, or 3.2%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Cost of revenues	$291,210	$185,761	$105,449	56.8%
Gross profit	$140,008	$86,110	$53,898	62.6%

Cost of revenues increased by $105.5 million, or 56.8%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to:

•

an increase in the volume of products sold;

•

increased customs tariffs, shipment and logistics costs of $27.9 million attributed to the change in tariff rates on Chinese made products imported into the U.S. from 10% to 25% in June 2019 as well as an increase in air shipments due to increased product demand and an increase in overall freight rates (both ocean and air) as a result of decreased commercial air traffic from China due to the impact of COVID-19. The overall effect of freight rate increases and adjustments which we encountered in the first quarter due to business interruptions triggered by COVID-19 was approximately $2.7 million;

•

an increase in warranty expenses and warranty accruals of $4.4 million associated primarily with the rapid increase of products in our install base; this increase was partially offset by various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses; and

•

an increase in personnel-related costs of $4.1 million related to the expansion of our operations and support headcount which grew in parallel to our growing install base worldwide and in connection with entering into the UPS, storage, machinery and integrated powertrain technology businesses.

We anticipate that our cost of revenues will increase in the second quarter of 2020 due to higher freight rates triggered by the COVID-19 pandemic as well as due to a possible increase in the unit pricing of our products as a result of smaller manufacturing volumes and reduced economies of scale.

Gross profit as a percentage of revenue increased from 31.7 % in the three months ended March 31, 2019 to 32.5% in the three months ended March 31, 2020, primarily due to:

•

general economies of scale in our personnel-related costs and other costs associated with our support and operations departments.

•

increased profit on the units sold due to a combination of stable average selling prices and cost reductions in the manufacturing process of these products; and

•

decreased warranty accruals due to various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment costs and other related expenses;

These were partially offset by:

•

increased shipment and logistics costs resulting from our growth and heavy reliance on air-shipments much of which was triggered by COVID-19 interruptions in travel schedules which also triggered increases in air freight and shipment rates and from new customs tariff rules in the U.S.;

•

the arithmetic effect from the increase in selling prices in the U.S. intended to offset the increase in tariffs on Chinese made products and the same increase in cost of goods sold as a result of the increased tariffs; and

•

increased actual support costs related to our warranty obligations.

We expect that gross margin as a percent of revenues will decrease in the second quarter of 2020 as a result of COVID-19 due to:

•

a decrease in revenues at a rate higher than the decrease in fixed expenses related to our operations and support personnel and infrastructure costs;

•

an increase in cost of components and services due to a reduction in production volume;

•

an increase in the rates of shipment and logistic services;

•

an increase in fixed costs such as labor costs, depreciation and amortization associated with the decrease in revenues that impacts cost reduction as a result of reduced economies of scale; and

•

possible write down of intangible assets associated with the acquisitions we performed in 2018 and 2019.

Research and Development

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Research and development	$36,695	$26,199	$10,496	40.1%

Research and development expenses increased by $10.5 million, or 40.1%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to:

•

increased personnel-related costs of $8.3 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects an investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•

increased expenses related to other overhead costs in an amount of $1.0 million;

•

increased expenses related to material consumption costs in an amount of $0.6 million;

•

increased expenses related to travel, consultants and sub-contractors and other expenses in an amount of $0.3 million; and

•

increased expenses related to depreciation expenses in an amount of $0.3 million;

We expect that our research and development expenses in the second quarter will be lower than in the first quarter primarily due to cost reduction activities initiated in response to COVID-19 and the virtual halt in travel.

Sales and Marketing

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Sales and marketing	$24,253	$20,172	$4,081	20.2%

Sales and marketing expenses increased by $4.1 million, or 20.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to:

•

increased personnel-related costs of $3.9 million as a result of an increase in headcount supporting our growth in the U.S., Europe and Asia, as well as salary expenses associated with employee equity-based compensation;

•

increased expenses related to external consultants and sub-contractors, material consumption costs and other expenses in an amount of $0.5 million;

•

increased expenses related to other overhead costs and travel expenses in an amount of $0.4 million;

These were partially offset by:

•

decreased amortization and depreciation expenses as a result of SMRE purchase price allocation update during the measurement period, in an amount of $0.5 million; and

•

decreased expenses related to marketing activities of $0.2 million;

We expect a decrease in sales and marketing expenses in the second quarter of 2020 due to the impact of COVID-19 on account of a reduction of travel expenses and cancellation or delays of trade shows and on-site training activities.

General and Administrative

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
General and administrative	$16,185	$11,691	$4,494	38.4%

General and administrative expenses increased by $4.5 million, or 38.4%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to:

•

increased expenses related to accrual for doubtful debts in an amount of $2.7 million;

•

increased personnel costs of $1.3 million related to (i) increased headcount in our legal, finance, human resources and information technology departments; and (ii) increased expenses related to equity-based compensation and changes in management compensation;

•

increased expenses related overhead costs in an amount of $0.4 million; and

•

increased expenses related to depreciation and other expenses in an amount of $0.2 million;

These were partially offset by a decrease in expenses related to travel and consultants and sub‑contractors in an amount of $0.1 million.

We expect that in the second quarter 2020 general and administrative expenses will decrease from the first quarter due to the 20% salary reduction taken by our executive management and board members and reduced travel expenses. We may incur customer defaults on payments and other bad debts as a result of the impact of the economic downturn caused by COVID-19 on our customers. If that happens, these write-offs would be reflected in our general and administrative expenses in future fiscal quarters.

Other operating income

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Other operating income	$4,900	$-	$4,900	N/A

Other operating income increased by $4.9 million, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to the payment to us out of escrow of $5 million relating to a matter settled in arbitration for Kokam in the fourth quarter of 2019, for which we had indemnification.

Financial expenses, net

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Financial expenses, net	$(16,605)	$(6,151)	$(10,454)	170.0%

Financial expenses were $16.6 million in the three months ended March 31, 2020 compared to financial expenses of $6.2 million in the three months ended March 31, 2019, primarily due to:

•

an increase of $11.3 million in foreign exchange fluctuations, mainly between the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar;

•

an increase of $1.0 million related to a loss from impairment of an SMRE affiliate originally acquired as part of the SMRE acquisition;

•

a decrease of $0.5 million in interest income;

•

an increase of $0.3 million in interest expenses related to advance payments received for performance obligations that extend for a period greater than one year, as part of the adoption of ASC 606;

The increase in these expenses was partially offset by:

•

an increase of $2.0 million related to income in foreign exchange fluctuations of lease agreements’ liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases;

•

an increase of $0.7 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Taxes on Income

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Taxes on income	$8,922	$3,922	$5,000	127.5%

Taxes on income increased by $5.0 million, or 127.5%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase of $5 million of current tax expenses in 2020 as compared to 2019 related to the increase of income before taxes, worldwide.

Given the impact of the economic downturn caused by COVID-19, we expect our profitability to decrease in the coming quarters. Such a decrease would likely result in a decrease in our tax expenses in our taxes on income accordingly.

Net Income

	Three Months Ended March 31,		Three Months Ended March 31, 2019 to 2020
	2020	2019	Change
	(in thousands)
Net income	$42,248	$17,975	$24,273	135.0%

As a result of the factors discussed above, net income increased by $24.3 million, or 135.0%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

We expect that as part of the impact of COVID-19, we will experience a decrease in revenues and an increase of cost of goods sold which may be partially offset by reduced operating expenses. As such, we expect that our net income will decrease respectively.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$107,745	$56,450
Net cash used in investing activities	(19,924)	(17,045)
Net cash provided by (used in) financing activities	3,315	(2,630)
Net increase in cash, cash equivalents and restricted cash	$91,136	$36,775

As of March 31, 2020, our cash, cash equivalents and restricted cash were $324.1 million. This amount does not include $199.0 million invested in available for sale marketable securities, $27.5 million invested in restricted bank deposits and $8.1 million invested in short-term bank deposits. Our principal uses of cash are funding our operations and other working capital requirements. As of March 31, 2020, we have open commitments for capital expenditures in an amount of approximately $71.0 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

To the extent that revenues decrease over the coming few quarters due to the economic downturn caused by the global pandemic, we expect that our cash balances will also decrease. This will be compounded by our continued investment in research and development activities including the establishment of a lithium-ion factory in Korea which is continuing as planned and the support of our other non-solar businesses as they grow. We carefully oversee our cash resources and believe that our strong and healthy balance sheet positions us well to manage the coming quarters despite the expected temporary decline in revenues.

Operating Activities

For the three months, ended March 31, 2020, cash provided by operating activities was $107.7 million derived mainly from net income of $42.2 million that included $17.6 million of non-cash expenses, a decrease of $59.4 million in trade receivables and $49.9 million in prepaid expenses and other accounts receivable, and an increase of $13.8 million in warranty obligations and $11.8 million accruals for employees. This was offset by a decrease of $31.7 million in deferred revenues and $17.6 million in trade payables, and an increase of $29.0 million in inventories, $7.5 million in accrued expenses and other accounts payable and $1.2 million in operating lease liabilities.

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

As a result of the economic downturn triggered by COVID-19, we expect a lower volume of orders in the coming quarters, and in light of purchase obligations and manufacturing commitments incurred by us prior to the outbreak of COVID-19, we expect that our inventory levels will increase in the next two or three quarters resulting in consumption of cash for operating activities.

Investing Activities

During the three months ended March 31, 2020 net cash used in investing activities was $19.9 million, of which $31.9 million was invested in available-for-sale marketable securities, $27.0 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $3.3 million was invested in bank deposits. This was offset by $42.3 million from sales and maturities of available-for-sale marketable securities.

During the three months ended March 31, 2019, net cash used in investing activities was $17.0 million, of which $39.3 million was utilized for SMRE acquisition, $15.3 million was invested in available-for-sale marketable securities and $10.6 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $44.6 million from sales and maturities of available-for-sale marketable securities and $3.6 million decrease in short-term bank deposits.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $3.3 million, of which, $15.2 million was used for repayment of loans we acquired as part of the Kokam Acquisition and $0.1 million used for payments related to finance lease. This was offset by $15.3 million related to proceeds from new bank loans of Kokam and $3.3 million attributed to cash received from the exercise of employee and non-employee stock-based awards.

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

Debt Obligations

During the three months ended March 31, 2020, our acquired subsidiary Kokam (“Kokam”) redeemed all outstanding loans and entered into new bank loans in an aggregate amount of $15.3 million. The loans mature in two installments through December 31, 2020, with annual interest rate of 1.64%. As of March 31, 2020, the aggregate outstanding loans amount was $14.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Risk

Approximately 37.3% and 52.4% of our revenues for the three months ended March 31, 2020 and 2019, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2020, between the Euro and the U.S. Dollar would increase or decrease our net income by $22.4 million for the three months ended March 31, 2020. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2020, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $4.8 million for the three months ended March 31, 2020. A hypothetical 10% change in foreign currency exchange rates during the three months ended March 31, 2020, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $11.7 million for the three months ended March 31, 2020.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging portions of the anticipated payroll payments denominated in New Israeli Shekels (“NIS”). Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2020, one major customer accounted for approximately 24.4% of our consolidated trade receivables, net balance. We currently do not foresee a credit risk associated with these receivables other than the amount included in our financial statements.

Credit risk as well as associated risks of defaults on payments and other bad debts could increase as a result of the impact of the economic downturn caused by COVID-19 on our customers.

ITEM 4CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Following the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020, we implemented changes to our processes related to credit losses and the related control activities. There were changes to our internal control over financial reporting due to the adoption of this new standard.

Based on an evaluation by our chief executive officer and chief financial officer, such officers concluded that there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees were working remotely during the first quarter due to the COVID-19 pandemic. We are continuously monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2019. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1ARISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic is expected to adversely affect our business, results of operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has created significant volatility, uncertainty and economic disruption. Uncertainties surrounding the COVID-19 pandemic make it difficult for us to assess the full impact on our business at this time however, we are already experiencing push outs and cancellations of orders for the sale of our products for the coming two quarters. In addition, since the outbreak and the restrictions on travel, our employees and management have been unable to travel to customers, manufacturing facilities and to suppliers. In addition, marketing activities, exhibitions and shows have been cancelled or postponed through the third quarter of 2020. The full extent the effects of the said pandemic will have on our business depend on numerous evolving factors that we may not be able to currently accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for our products, disruptions or restrictions on our employees’ ability to work and travel.

The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Our compliance with these measures has disrupted, and is expected to continue to disrupt, our business and operations, as well as that of our key customers and suppliers for an indefinite period of time. Additionally, to support the health and well-being of our employees, our work force has had to spend a significant amount of time working remotely which has impacted our day-to-day operations, our ability to meet customers and create future sales and business opportunities. As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, although the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we currently expect that revenue for the second quarter of fiscal 2020 will be lower than the first quarter and we will not experience the seasonal business increase that usually characterized our business. Revenues may continue to be lower in the following quarters mainly due to a decrease of customer demand for our products and contingent on the duration of the global economic downturn.

More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which may continue to adversely affect demand for our products and could adversely affect our results and financial condition in subsequent quarters. For example, some of our customers could potentially experience financial difficulties, which in turn could make it difficult for us to collect receivables as well as cause a decrease in the demand for our products which could negatively affect our revenues. Additionally, some of our suppliers may experience delivery delays or financial difficulties which could result in supply constraints and increased costs or delays to our productions. The pandemic may also amplify many of the other risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

None.

ITEM 6EXHIBITS

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

Date: May 7, 2020	/s/ Zivi Lando
Zivi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)