Form 10-Q
period 2020-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2020-08-06
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

972(9) 957-6620
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

Yes ☐ No ☒

As of July 30, 2020, there were 50,118,548 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$428,372	$223,901
Short-term bank deposits	3,432	5,010
Restricted bank deposits	2,135	27,558
Marketable securities	113,032	91,845
Trade receivables, net of allowances of $6,273 and $2,473, respectively	181,700	298,383
Prepaid expenses and other current assets	79,867	115,268
Inventories, net	264,460	170,798

Total current assets	1,072,998	932,763

LONG-TERM ASSETS:
Marketable securities	45,684	119,176
Operating lease right-of-use assets, net	36,951	35,858
Property, plant and equipment, net	226,416	176,963
Deferred tax assets, net	19,121	16,298
Intangible assets, net	68,211	74,008
Goodwill	128,279	129,654
Other long-term assets	8,166	9,904

Total long-term assets	532,828	561,861

Total assets	$1,605,826	$1,494,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30, 2020	December 31, 2019

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$158,264	$157,148
Employees and payroll accruals	48,764	47,390
Current maturities of bank loans and accrued interest	15,256	15,673
Warranty obligations	68,674	65,112
Deferred revenues and customers advances	25,625	70,815
Accrued expenses and other current liabilities	88,482	80,576

Total current liabilities	405,065	436,714

LONG-TERM LIABILITIES:
Bank loans	-	173
Warranty obligations	124,010	107,451
Deferred revenues	103,181	89,982
Operating lease liabilities	29,991	30,213
Deferred tax liabilities, net	1,112	4,461
Other long-term liabilities	17,666	13,960

Total long-term liabilities	275,960	246,240

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value – Authorized: 125,000,000 shares as of June 30, 2020 and December 31, 2019; issued: 50,075,751 and 49,081,457 shares as of June 30, 2020 and December 31, 2019, respectively; outstanding: 50,075,751 and 48,898,062 shares as of June 30, 2020 and December 31, 2019, respectively.	5	5
Additional paid-in capital	511,640	475,792
Accumulated other comprehensive loss	(3,442)	(1,809)
Retained earnings	416,598	337,682

Total stockholders’ equity	924,801	811,670

Total liabilities and stockholders’ equity	$1,605,826	$1,494,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues	$331,851	$325,010	$763,069	$596,881
Cost of revenues	228,888	214,340	520,098	400,101

Gross profit	102,963	110,670	242,971	196,780

Operating expenses:

Research and development	38,098	29,505	74,793	55,704
Sales and marketing	20,936	22,127	45,189	42,299
General and administrative	13,964	13,685	30,149	25,376
Other operating income	-	-	(4,900)	-

Total operating expenses	72,998	65,317	145,231	123,379

Operating income	29,965	45,353	97,740	73,401

Financial income (expenses), net	11,565	773	(5,040)	(5,378)

Income before income taxes	41,530	46,126	92,700	68,023

Income taxes	4,862	13,213	13,784	17,135

Net income	$36,668	$32,913	$78,916	$50,888

Net loss attributable to Non-controlling interests	-	215	-	1,256

Net income attributable to SolarEdge Technologies, Inc.	$36,668	$33,128	$78,916	$52,144

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.74	$0.69	$1.59	$1.10

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.70	$0.66	$1.51	$1.05

Weighted average number of shares used in computing net basic earnings per share of common stock	49,786,586	47,683,799	49,493,173	47,353,401

Weighted average number of shares used in computing net diluted earnings per share of common stock	52,536,437	49,940,034	52,357,838	49,358,280

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$36,668	$32,913	$78,916	$50,888

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains, net of tax	1,931	370	766	855
Reclassification adjustments for losses included in net income	-	(29)	-	91
Net change	1,931	341	766	946

Cash flow hedges:
Changes in unrealized gains, net of tax	343	-	881	-
Reclassification adjustments for losses included in net income	(435)	-	(435)	-
Net change	(92)	-	446	-

Foreign currency translation adjustments, net	109	(16)	(2,845)	(1,317)

Total other comprehensive income (loss)	1,948	325	(1,633)	(371)

Comprehensive income	$38,616	$33,238	$77,283	$50,517

Comprehensive income (loss) attributable to Non-controlling interests	-	(545)	-	304

Comprehensive income attributable to SolarEdge Technologies, Inc.	$38,616	$32,693	$77,283	$50,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholder’ equity
	Number	Amount

Balance as of January 1, 2019	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726

Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	254,515	* -	309	-	-	309	-	309
Equity based compensation expenses to employees and nonemployee	-	-	9,704	-	-	9,704	-	9,704
Issuance of Common stock upon business combination	1,194,046	* -	34,601	-	-	34,601	-	34,601
Non-controlling interests related to business combination	-	-	-	-	-	-	67,734	67,734
Change in non-controlling interests	-	-	977	-	-	977	(2,964)	(1,987)
Other comprehensive loss adjustments	-	-	-	(696)	-	(696)	(849)	(1,545)
Net income	-	-	-	-	19,016	19,016	(1,041)	17,975

Balance as of March 31, 2019	47,501,363	$5	$417,385	$(1,220)	$210,149	$626,319	$71,198	$697,517

Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	466,062	-	3,455	-	-	3,455	-	3,455
Equity based compensation expenses to employees and nonemployee	-	-	11,372	-	-	11,372	-	11,372
Change in non-controlling interests	-	-	(528)	-	-	(528)	(65,551)	(66,079)
Other comprehensive income adjustments	-	-	-	325	-	325	545	870
Net income	-	-	-	-	33,128	33,128	(215)	32,913

Balance as of June 30, 2019	47,967,425	$5	$431,684	$(895)	$243,277	$674,071	$5,977	$680,048

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholder’ equity
	Number	Amount

Balance as of January 1, 2020	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670	$-	$811,670
			-
Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	701,431	* -	3,308	-	-	3,308	-	3,308
Equity based compensation expenses to employees and nonemployee	-	-	12,773	-	-	12,773	-	12,773
Other comprehensive loss adjustments	-	-	-	(3,581)	-	(3,581)	-	(3,581)
Net income	-	-	-	-	42,248	42,248	-	42,248

Balance as of March 31, 2020	49,599,493	$5	$491,873	$(5,390)	$379,930	$866,418	$-	$866,418

Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	476,258	* -	5,806	-	-	5,806	-	5,806
Equity based compensation expenses to employees and nonemployee	-	-	13,961	-	-	13,961	-	13,961
Other comprehensive income adjustments	-	-	-	1,948	-	1,948	-	1,948
Net income	-	-	-	-	36,668	36,668	-	36,668

Balance as of June 30, 2020	50,075,751	$5	$511,640	$(3,442)	$416,598	$924,801	$-	$924,801

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended June 30,
	2020	2019

Cash flows provided by operating activities:
Net income	$78,916	$50,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	10,646	8,147
Amortization of intangible assets	4,615	4,895
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	373	(12)
Stock-based compensation expenses	26,734	21,076
Deferred income tax benefit, net	(6,424)	(1,960)
Other adjustments, net	(1)	643
Changes in assets and liabilities:
Inventories, net	(94,230)	1,723
Prepaid expenses and other assets	37,066	(2,574)
Trade receivables, net	116,045	(56,562)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	(451)	1,466
Trade payables, net	(1,823)	5,493
Employees and payroll accruals	1,457	5,151
Warranty obligations	20,198	28,860
Deferred revenues and customers advances	(31,834)	11,764
Other liabilities	5,768	28,236

Net cash provided by operating activities	167,055	107,234

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	89,739	68,407
Purchase of property, plant and equipment	(53,706)	(22,244)
Investment in available-for-sale marketable securities	(36,815)	(63,655)
Withdrawal from (investment in) restricted bank deposits	25,634	(203)
Business combination, net of cash acquired	-	(38,435)
Other investing activities	2,024	3,909

Net cash provided by (used in) in investing activities	$26,876	$(52,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands

	Six months ended June 30,
	2020	2019

Cash flows from financing activities:
Repayment of bank loans	$(15,119)	$(4,891)
Proceeds from bank loans	15,113	216
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	9,114	3,764
Change in Non-controlling interests	-	(66,474)
Other financing activities	(112)	-

Net cash provided by (used in) financing activities	8,996	(67,385)

Increase (decrease) in cash and cash equivalents	202,927	(12,372)
Cash and cash equivalents at the beginning of the period	223,901	187,764
Effect of exchange rate differences on cash and cash equivalents	1,544	1,183

Cash and cash equivalents at the end of the period	$428,372	$176,575

Supplemental disclosure of non-cash activities:
Purchase of property, plant and equipment	$8,070	$-
Operating lease, right of use asset	$980	$38,374

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL

a.SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module of a solar PV system through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC), (iii) a related cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters of a solar PV system to enable customers and system owners as applicable, to monitor and manage the applicable solar PV system and (iv) a storage solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third party manufacturers, to store and supply power as needed.

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

b.Recently issued and adopted pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale (“AFS”) debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment.

This standard limits the amount of credit losses to be recognized for AFS debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

The Company adopted Topic 326 effective January 1, 2020, based on the composition of the Company’s trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The condensed consolidated financial statements for the six months ended June 30, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy (see Note 7).

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

d.Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs. These two contract manufacturers collectively accounted for 54.7% and 42.3% of the Company’s trade payables as of June 30, 2020 and December 31, 2019, respectively.

e.Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes.

The duration, scope and effects of the ongoing COVID-19 pandemic, government and other third party responses to it, and the related macroeconomic effects, including to the Company’s business and the business of the Company’s suppliers and customers are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to this evolving situation. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, inventories, incremental credit losses on receivables and AFS debt securities, or an increase in the Company’s insurance liabilities as of the time of a relevant measurement event.

f.Certain prior period amounts have been reclassified to conform to the current period presentation.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-INVENTORIES

	June 30, 2020	December 31, 2019

Raw materials	$101,079	$64,714
Work in process	20,839	20,752
Finished goods	142,542	85,332

	$264,460	$170,798

NOTE 3:-MARKETABLE SECURITIES

The following table summarizes the AFS marketable debt securities as of June 30, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS – matures within one year:
Corporate bonds	$111,956	$1,082	$(6)	$113,032

AFS – matures after one year:
Corporate bonds	44,081	331	(143)	44,269
Governmental bonds	1,398	17	-	1,415
	45,479	348	(143)	45,684

Total	$157,435	$1,430	$(149)	$158,716

The following table summarizes the AFS marketable debt securities as of December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS – matures within one year:
Corporate bonds	$91,677	$196	$(28)	$91,845

AFS – matures after one year:
Corporate bonds	117,692	336	(250)	117,778
Governmental bonds	1,398	-	-	1,398
	119,090	336	(250)	119,176

Total	$210,767	$532	$(278)	$211,021

As of June 30, 2020, the Company did not record an allowance for credit losses for its AFS marketable debt securities (See Note 7).

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,
	2020	2019

Balance, at beginning of period	$172,563	$121,826
Additions and adjustments to cost of revenues	47,369	46,288
Usage and current warranty expenses	(27,248)	(17,476)

Balance, at end of period	192,684	150,638
Less current portion	(68,674)	(38,819)

Long-term portion	$124,010	$111,819

NOTE 5:-FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its cash equivalents, foreign currency derivative contracts, and marketable securities, at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2 based on whether these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	June 30,	December 31,
Description	Hierarchy	2020	2019

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$72,321	$527

Derivative instruments asset:
Forward contracts designated as hedging instruments	Level 2	$508	$-
Options and forward contracts not designated as hedging instruments	Level 2	$478	$-

Short-term marketable securities:
Corporate bonds	Level 2	$113,032	$91,845

Long-term marketable securities:
Corporate bonds	Level 2	$44,269	$117,778
Governmental bonds	Level 2	$1,415	$1,398

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the six months ended June 30, 2020, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to six months with hedging contracts.

Accordingly, when the dollar strengthens against the NIS, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of June 30, 2020, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $9,027.

In addition to the above-mentioned cash flow hedges transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, as financial income (expenses), net.

As of June 30, 2020, the Company entered into forward contracts to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 15 million.

As of June 30, 2020, the Company entered into put and call options to sell Euro for U.S. dollars in the amount of euros 30 million.

The fair value of derivative assets as of June 30, 2020, was $986, which was recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company had no derivative instruments (see Note 5).

For the six months ended June 30, 2020, the Company recorded unrealized gain in the amount of $446, net of tax effect, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

For the six months ended June 30, 2020, the Company recorded gain in the amount of $491, in “financial expenses, net” related to the derivative assets not designated as hedging instruments.

The Company had no gains or losses related to derivative instruments during the six months ended June 30, 2019.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Income
	2020	2019

Unrealized gains on cash flow hedges, net	$99	$-	Cost of revenues
	270	-	Research and development
	61	-	Sales and marketing
	66	-	General and administrative

	496	-	Total, before income taxes

	(61)	-	Income tax expense

	$435	$-	Total, net of income taxes

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

The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. As stated above, the Company did not record a noncash cumulative effect adjustment on the opening consolidated balance sheet as of January 1, 2020, due to immateriality.

The Company is exposed to credit losses primarily through sales of products. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables.

Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances, the financial condition of customers and the Company’s historical experience with similar customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-CREDIT LOSSES (Cont.)

The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of June 30, 2020. Estimates are used to determine the allowance. The allowance is based on assessment of anticipated payment and other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Six months ended June 30,
2020

Balance, at beginning of period	$2,473
Provision for expected credit losses	4,296
Amounts written off charged against the allowance and others	(496)

Balance, at end of period	$6,273

NOTE 8:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of June 30, 2020, contingent liabilities exist regarding guarantees in the amounts of $18,643, $2,160 and $75 in respect of bank loans, office rent lease agreements and other transactions, respectively.

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

As of June 30, 2020, the Company had non-cancellable purchase obligations totaling approximately $335,321 out of which the Company already recorded a provision for loss in the amount of $3,811.

As of June 30, 2020, the Company had off-balance sheet contractual obligations for capital expenditures totaling approximately $80,251. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also asserts a value in dispute of 5 million Euros (approximately $5,600) for both patents. In November 2019, the first instance court accepted the claim of infringement for one of the two patents and the Company has filed an appeal to the Appeals Court Dusseldorf and challenged the validity of the allegedly infringed patent in the German Patent Court. In July 2020 the German Patent Court rendered a preliminary opinion, suggesting that the patent should be revoked in its entirety. Also in November 2019 the first instance court stayed the infringement proceedings regarding the other one of the two patents since it considered it to be highly likely that the patent would be invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against these lawsuits.

In May 2019, the Company was served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuits, filed in the Guangzhou intellectual property court, allege infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of 30 million RMB (approximately $4,250). Following the receipt of the lawsuits, the Company filed three lawsuits in China against Huawei for unauthorized use of patented technology of the Company. These lawsuits are still in process and judgements have not been rendered. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against these lawsuits.

In August 2019, the Company was served with a lawsuit by certain former shareholders of S.M.R.E S.p.A (“SMRE”), against its Italian subsidiary that purchased the shares of SMRE in the tender offer which followed the SMRE Acquisition. The shareholders who tendered their shares are asking for the difference between 6 Euro per share, which is the amount they tendered their shares, and 6.77 Euro per share, for a total award of 2.7 million Euros (approximately $3,000). The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of NIS 25.5 million (approximately $7,350) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

NOTE 9:-STOCKHOLDERS’ EQUITY

a.Common Stock:

	Number of shares
	Authorized as of		Issued as of		Outstanding as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	50,075,751	49,081,457	50,075,751	48,898,062

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

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers, and nonemployees of the Company and its Subsidiaries. As of June 30, 2020, a total of 12,828,270 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of June 30, 2020, an aggregate of 8,627,031 shares of common stock are still available for future grant under the 2015 Plan.

A summary of the activity in the stock options granted to employees and members of the board of directors for the six months ended June 30, 2020 and related information are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value

Outstanding as of December 31, 2019	2,112,009	15.44	3.58	168,229
Granted	59,558	101.81
Exercised	(568,165)	9.84
Outstanding as of June 30, 2020	1,603,402	20.63	3.36	189,447

Vested and expected to vest as of June 30, 2020	1,597,973	20.43	5.88	189,113

Exercisable as of June 30, 2020	1,314,860	15.45	2.32	162,166

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

The total intrinsic value of options exercised during the six months ended June 30, 2020 was $63,632.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended June 30, 2020 was $53.65.

A summary of the activity in the RSUs granted to employees and directors for the six months ended June 30, 2020 is as follows:

	Number of RSUs	Weighted average grant date fair value

Unvested as of December 31, 2019	2,742,589	52.77
Granted	153,481	88.41
Vested	(547,706)	41.92
Forfeited	(107,688)	54.76
Unvested as of June 30, 2020	2,240,676	57.77

c.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP. As of June 30, 2020, a total of 2,687,451 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

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

As of June 30, 2020, 578,778 common stock shares had been purchased under the ESPP.

As of June 30, 2020, 2,108,673 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-STOCKHOLDERS’ EQUITY (Cont.)

d.Stock-based compensation expense for employees and nonemployees:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three and six months ended June 30, 2020 and 2019, as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Cost of revenues	$2,359	$1,651	$4,632	$3,005
Research and development	5,847	4,176	11,225	7,666
Selling and marketing	3,445	2,722	6,637	5,126
General and administrative	2,310	2,823	4,240	5,279

Total stock-based compensation expense	$13,961	$11,372	$26,734	$21,076

As of June 30, 2020, there were total unrecognized compensation expenses in the amount of $131,368 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from July 1, 2020 through May 31, 2024.

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

No shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the three and six months ended June 30, 2020.

334,096 and 289,796 shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and six months ended June 30, 2019, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net EPS attributable to SolarEdge Technologies, Inc. for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Basic EPS:
Numerator:
Net income	$36,668	$32,913	$78,916	$50,888
Net loss attributable to Non-controlling interests	-	215	-	1,256
Net income attributable to SolarEdge Technologies, Inc.	$36,668	$33,128	$78,916	$52,144

Denominator:
Shares used in computing net earnings per share of common stock, basic	49,786,586	47,683,799	49,493,173	47,353,401

Diluted EPS:
Numerator:
Net income	$36,668	$32,913	$78,916	$50,888
Net loss attributable to Non-controlling interests	-	215	-	1,256
Undistributed earnings reallocated to non-vested stockholders	-	(220)	-	(304)
Net income attributable to SolarEdge Technologies, Inc.	$36,668	$32,908	$78,916	$51,840

Denominator:
Shares used in computing net earnings per share of common stock, basic	49,786,586	47,683,799	49,493,173	47,353,401
Weighted average effect of dilutive securities:
Non-vested PSU’S	-	(334,096)	-	(289,796)
Effect of stock-based awards	2,749,851	2,590,331	2,864,665	2,294,675
Shares used in computing net earnings per share of common stock, diluted	52,536,437	49,940,034	52,357,838	49,358,280

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

NOTE 12:-INCOME TAXES

a.Income taxes (tax benefit) are comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Current period taxes	$8,098	$13,753	$20,556	$18,909
Deferred tax income, net and others	(3,236)	(540)	(6,772)	(1,774)

Taxes on income	$4,862	$13,213	$13,784	$17,135

b.Uncertain tax positions:

	June 30,2020	December 31, 2019

Balance at January 1,	$8,962	$8,499
Increases related to current year tax positions	525	463

	$9,487	$8,962

NOTE 13:-SEGMENT INFORMATION

Following the completion of three acquisitions during 2018 and 2019, the Company has changed its segments measurement, beginning in 2019. The purpose of the new measurement is to provide the Company’s chief operating decision maker (“CODM”) better information to assess segment performance and to make resource allocation decisions. The Company now operates in five different operating segments: Solar, Critical Power (formerly known as UPS), Energy Storage, e-Mobility and Automation Machines.

The Company's Chief Executive Officer is the CODM who makes resource allocation decisions and assesses performance based on the financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the operating segments.

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

The Company identified one operating segment as reportable – the Solar segment. The other operating segments are insignificant individually and in the aggregate and therefore their results are presented together under “All other”.

The Solar segment includes the design, development, manufacture, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level. The solution consists mainly of the Company’s power optimizers, inverters and cloud-based monitoring platform.

The “All other” category includes the design, development, manufacturing and sales of UPS products, energy storage products, e-Mobility products and automated machines for industries. Intersegment sales are a source of revenue for one of the operating segments included in the “All other” category.

The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 13:-SEGMENT INFORMATION (cont.)

The following table presents information on reportable segments profit (loss) for the periods ended June 30, 2020:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Solar	All other	Solar	All other

Revenues	$310,048	$22,290	$717,695	$45,861
Cost of revenues	205,346	19,238	470,161	40,691
Gross profit	104,702	3,052	247,534	5,170
Research and development	26,374	5,852	53,457	10,060
Sales and marketing	15,020	2,179	33,643	4,322
General and administrative	8,718	2,927	17,874	8,018
Segments profit (loss)	$54,590	$(7,906)	$142,560	$(17,230)

The following table presents information on reportable segments profit (loss) for the periods ended June 30, 2019:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Solar	All other	Solar	All other

Revenues	$306,746	$18,264	$559,814	$37,067
Cost of revenues	193,528	15,536	359,842	31,869
Gross profit	113,218	2,728	199,972	5,198
Research and development	22,280	3,039	42,512	5,481
Sales and marketing	17,149	2,307	32,349	4,017
General and administrative	7,577	2,556	14,069	4,501
Segments profit (loss)	$66,212	$(5,174)	$111,042	$(8,801)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Solar segment revenues	$310,048	$306,746	$717,695	$559,814
All other segment revenues	22,290	18,264	45,861	37,067
Intersegment revenues	(487)	-	(487)	-
Consolidated revenues	$331,851	$325,010	$763,069	$596,881

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 13:-SEGMENT INFORMATION (cont.)

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Solar segment profit	$54,590	$66,212	$142,560	$111,042
All other segment loss	(7,906)	(5,174)	(17,230)	(8,801)
Segments operating profit	46,684	61,038	125,330	102,241
Amounts not allocated to segments:
Stock based compensation expenses	(13,961)	(11,372)	(26,734)	(21,076)
Amortization	(2,651)	(3,291)	(5,336)	(5,262)
Legal settlement (see Note 11)	-	-	4,900	-
Cost of products adjustments	-	(319)	(313)	(1,001)
Other unallocated expenses	-	(703)	-	(1,501)
Adjustments:
Intersegment profit	(107)	-	(107)	-

Consolidated operating income	$29,965	$45,353	$97,740	$73,401

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

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Given these uncertainties, you should not place undue reliance on forward looking statements. Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•

the duration, scope and effects of the ongoing COVID-19 pandemic, government and other third party responses to it and the related macroeconomic effects, including to our business and the business of our suppliers and customers;

•

future demand for solar energy solutions;

•

changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on‑grid solar energy applications;

•

changes in the U.S. trade environment, including the imposition of import tariffs;

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

•

our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

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

Overview

We are a leading provider of an optimized inverter solution that has changed the way power is harvested and managed in a solar photovoltaic system, known as PV system. Our direct current or DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system, for improved return on investment, or RoI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, and improved operating and maintenance, or O&M with module-level and remote monitoring. The typical SolarEdge optimized inverter system consists of power optimizers, inverters, a communication device which enables access to a cloud based monitoring platform and in many cases, additional smart energy management solutions. SolarEdge’s solutions addresses a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which include not only residential, commercial and small utility scale PV systems but also product offerings in the areas of energy storage systems, or Energy Storage System or ESS and backup, electric vehicle, or EV components and charging capabilities, home energy management, grid services and virtual power plants, lithium-ion batteries and uninterrupted power supply, known as UPS solutions.

As part of our non-organic growth, we have completed three acquisitions during 2018 and 2019, each of which address our growth in the area of smart energy technology and power optimization.

In July 2018, we acquired the assets of a business for the development, manufacturing and sale of UPSs, (“Critical Power Division”).

In October 2018, we closed an acquisition of Kokam Co., Ltd. (“Kokam”), a provider of lithium-ion cells, batteries and energy reliable, safe, high-performance storage solutions that is headquartered in South Korea.

During 2019, we completed the acquisition of approximately 99.9% of SolarEdge Automation Machines SPA (“Automation Machines Division”) and SolarEdge eMobility SPA (“e-Mobility Division”) (formerly S.M.R.E Spa and I.E.T Spa, respectively). Our Automation Machines Division manufactures automated machinery for industries and our e-Mobility Division develops end-to-end e-Mobility solutions for electric and hybrid vehicles used in motorcycles and light commercial vehicles. These solutions include integrated, high-performing powertrains with e-motor, motor drive, gearbox, battery, BMS, chargers, vehicle control units and software for electric vehicles.

COVID-19 Impact

We are continuously and closely monitoring the evolving impact of COVID-19 on our operations and business. Our first priority continues to be to protect and support our employees through this period while maintaining company operations and support of our customers with as few disruptions as possible. Given that we have employees in many countries world-wide, we follow the guidance from local applicable authorities and health officials in each region in which we do business. In our headquarters located in Herziliya, Israel, we have been able to continue partial work from the office throughout the stay at home orders and beginning mid-April, we brought employees who were working from home back to the office, while complying with social distancing orders and in some cases, working in alternating shifts so as to reduce populated office areas. Our manufacturing facilities in Korea and Italy and our contract manufacturers facilities in China, Vietnam and Hungary have remained operational and at almost full capacity throughout the first quarter and the second quarter of 2020. Our customer support centers are working at full capacity, primarily from home. Our operations and operating expenses have not been significantly impacted by these adjustments.

The actions taken around the world to slow the spread of COVID-19 have impacted the installation rate of PV systems which we are closely tracking through our monitoring portal globally and per country. While the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we saw and reported on a decline in installations in certain regions such as the United States and Italy beginning with the outbreak of the COVID-19 pandemic in March, 2020. This decline translated into reduced revenues in the second quarter of 2020 when compared to the first quarter of 2020 which were consistent with our guidance in our first quarter earnings release. In certain cases we accommodated customers in certain regions who requested to cancel or delay the supply of their orders.

As anticipated, our second quarter revenues of $331.9 million, a decline from $431.2 million in the prior quarter, reflect the reduced installations which we reported in the first quarter earnings release, primarily in the United States, which we attribute to the stay at home orders which impacted many installers. While installations rates in the United States continue to be at a rate slightly lower than the same period last year, we have seen a gradual increase of installations since May. Despite Covid-19, installations of SolarEdge PV systems in some European countries continued to increase over the past few months and the result is that our revenues reflect higher sales in certain European countries as compared to the first quarter of 2020.

Our management and board are continuously examining our plans for 2020 and reacting to the economic downturn, high unemployment rates in many countries and negative impact on businesses generally. As we reported in our Form 10Q for the quarter ended March 31, 2020, we have taken the following actions in order to mitigate the negative impacts of COVID-19 on our business, operating results and financial condition: We have reviewed our business plan for 2020 and made certain adjustments in order to accommodate expectations that revenues will be impacted in the forthcoming quarters. These adjustments include substantial reduction of new hiring as well as elimination of redundant positions, which reductions were implemented in the past quarter. The impact of these reductions will be reflected in our third quarter 2020 financial results. In addition we have carefully scrutinized our spending and management of operations including a review of all of our variable expenses in order to identify activities than can be reduced and costs that can be re-negotiated such as consulting and facility related costs. We have also reviewed our research and development projects and prioritized projects with higher revenue potential or infrastructure project over projects with lower expected return. In addition, effective April 1, 2020 our senior executives who had already waived their 2020 base salary increases also voluntarily reduced their 2019 base salaries by an additional 20%. Our directors also agreed, effective April 1, 2020 to reduce the cash portion of their compensation by 20% and the Company has temporarily put on hold most plans for expanding its workforce and suspended planned salary increases. These measures are reviewed by management on a quarterly basis and to date, remain in place.

We are a leader in the global module-level power electronics (“MLPE”) market. As of June 30, 2020, we have shipped approximately 58.5 million power optimizers and 2.4 million inverters. Over 1.6 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of June 30, 2020, we have shipped approximately 19.5 GW of our DC optimized inverter systems.

Our revenues for the three months ended June 30, 2020 and 2019 were $331.9 million and $325.0 million, respectively. Gross margin was 31.0% and 34.1% for the three months ended June 30, 2020 and 2019, respectively. Net income was $36.7 million and $33.1 million for the three months ended June 30, 2020 and 2019, respectively.

Our revenues for the six months ended June 30, 2020 and 2019 were $763.1 million and $596.9 million, respectively. Gross margin was 31.8% and 33.0% for the six months ended June 30, 2020 and 2019, respectively. Net income was $78.9 million and $52.1 million for the six months ended June 30, 2020 and 2019, respectively.

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

We provide the “megawatts shipped” metric, which is calculated based on nameplate capacity shipped, to show adoption of our PV system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit, not necessarily each additional MW of capacity, sold. Accordingly, we also provide the “inverters shipped” and “power optimizers shipped” operating metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Inverters shipped	141,689	160,117	343,698	290,789
Power optimizers shipped	3,515,906	3,730,519	8,576,297	6,759,621
Megawatts shipped (1)	1,442	1,335	3,292	2,479

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Revenues	$331,851	$325,010	$763,069	$596,881
Cost of revenues	228,888	214,340	520,098	400,101
Gross profit	102,963	110,670	242,971	196,780
Operating expenses:
Research and development	38,098	29,505	74,793	55,704
Sales and marketing	20,936	22,127	45,189	42,299
General and administrative	13,964	13,685	30,149	25,376
Other operating income	-	-	(4,900)	-
Total operating expenses	72,998	65,317	145,231	123,379
Operating income	29,965	45,353	97,740	73,401
Financial expenses (income), net	(11,565)	(773)	5,040	5,378
Income before taxes on income	41,530	46,126	92,700	68,023
Taxes on income	4,862	13,213	13,784	17,135
Net income	$36,668	$32,913	$78,916	$50,888
Net loss attributable to non-controlling interests	-	215	-	1,256
Net income attributable to SolarEdge Technologies, Inc.	$36,668	$33,128	$78,916	$52,144

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Revenues	$331,851	$325,010	$6,841	2.1%

Revenues increased by $6.8 million, or 2.1%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to increased sales in Europe and to a lesser extent, price increases on products sold in the U.S. intended to offset the increase in imposed tariffs on China-made products effective June 1, 2019.

Similar to the same quarter last year, revenues from outside of the U.S. comprised 62.0% of our revenues for the three months ended June 30, 2020 compared to 61.6% for the three months ended June 30, 2019.

Given the continued adverse effect of the COVID 19 pandemic on the economy in the United States which led to reduced installations, we expect that our third quarter revenues from the U.S. will be lower than in the third quarter of 2019 while we expect continued strength in revenues from Europe and rest of world.

The number of power optimizers recognized as revenues increased by approximately 115,500 units, or 3.2%, from approximately 3.6 million units in the three months ended June 30, 2019 to approximately 3.7 million units in the three months ended June 30, 2020. The number of inverters recognized as revenues decreased by approximately 17,600 units, or 11.0%, from approximately 159,300 units in the three months ended June 30, 2019 to approximately 141,700 units in the three months ended June 30, 2020. Our ASP per watt for solar products shipped decreased by $0.027, or 11.3%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This reduction is primarily attributed to an increased rate of revenues driven from the sale of commercial products that are characterized with lower ASP per watt, a higher rate of revenues driven from outside the United States that are usually characterized by lower ASP due to a more competitive marketplace, and the devaluation of foreign currencies compared to the U.S. dollar. This ASP erosion was partially offset by increased prices in the U.S. intended to offset the increase in imposed tariffs on China-made products beginning in June 2019.

Cost of Revenues and Gross Profit

Three Months Ended June 30,	Three Months Ended June 30, 2019 to 2020
2020	2019	Change
(in thousands)
Cost of revenues	$228,888	$214,340	$14,548	6.8%
Gross profit	$102,963	$110,670	$(7,707)	(7.0)%

Cost of revenues increased by $14.5 million, or 6.8%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to:

•

an increase of $8.7 million in other production costs, which include an accrual for possible raw material write offs resulting from our reduced manufacturing forecast (triggered by lower demand) which may result in rendering these raw materials obsolete as well as other expenses related to reduced manufacturing volumes due to COVID-19;

•

Increased shipment and logistics costs of $5.0 million attributed to the change in custom tariff rates on Chinese made products imported into the U.S. from 10% to 25% in June 2019 offset by a decrease in air shipment expenses which was enabled due to higher inventory levels. High inventory levels were a result of lower demand coupled with sufficient manufacturing capacity.

•

increased personnel-related costs of $2.9 million related to the expansion of our operations and support headcount which grew in parallel to our growing install base worldwide; and

These increases were partially offset by a decrease in warranty expenses and warranty accruals of $3.2 million associated with various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses.

We anticipate that our cost of revenues per unit will remain similar in the third quarter of 2020 given our outlook for similar geographic and product mix.

Gross profit as a percentage of revenue decreased from 34.1% in the three months ended June 30, 2019 to 31.0% in the three months ended June 30, 2020, primarily due to:

•

increased shipment and logistics costs resulting from increased customs tariffs in the U.S;

•

lower gross profit from our Critical Power, e-Mobility and Automation Machines Divisions;

•

an increase in other production costs and inventory valuation accruals as well as other expenses related to reduced manufacturing volumes due to COVID-19;

•

the arithmetic effect from the increase in selling prices in the U.S. intended to offset the increase in tariffs on Chinese made products and the same increase in cost of goods sold as a result of the increased tariffs; and

•

increased actual support costs related to our warranty obligations.

These factors were partially offset by:

•

increased profit from units sold due to a combination of stable selling prices and cost reductions in the manufacturing process of such products; and

•

decreased warranty accruals due to various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses.

We expect that gross margin as a percent of revenues will remain stable in the third quarter of 2020 as a result of factors related to the impacts of COVID-19 and due to expectation of a similar geographic and product mix of our revenues which will be inclined towards Europe and rest of the world.

In light of the uncertain impact of COVID-19 on the rate of growth of our newly acquired businesses, accounting estimates and assumptions related to goodwill, intangible and other assets may change over time in response to uncertain circumstances related to this evolving situation. Such changes could result in future impairments of goodwill, intangible and other assets.

Research and Development

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Research and development	$38,098	$29,505	$8,593	29.1%

Research and development expenses increased by $8.6 million, or 29.1%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to:

•

an increase in personnel-related costs of $5.5 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects an investment in enhancements of existing products and research and development expenses associated with bringing new products to the market; and

•

increased expenses related to consultants and sub-contractors in an amount of $2.2 million.

We expect that our research and development expenses in the third quarter will remain similar compared to the second quarter primarily due to cost reduction activities initiated in response to COVID-19 and the continued virtual halt in travel and travel related expenses.

Sales and Marketing

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Sales and marketing	$20,936	$22,127	$(1,191)	(5.4)%

Sales and marketing expenses decreased by $1.2 million, or 5.4%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to:

•

expenses related to marketing activities that decreased by $1.3 million due to the cancellation or postponement of marketing activities, exhibitions and shows, which changes were triggered by COVID-19; and

•

expenses related to travel decreased by $ 1.2 million, also as a result of Covid-19.

These were partially offset by:

•

increased personnel-related costs of $0.6 million as a result of an increase in headcount supporting our growth in the U.S., Europe and Asia, as well as salary expenses associated with employee equity-based compensation; and

•

increased consultants and sub-contractors expenses, other overhead and amortization costs of $0.8 million.

We expect sales and marketing expenses to continue to be at a similar level in the third quarter of 2020 primarily due to cancellation of marketing events, cost reduction activities initiated in response to COVID-19 and the reduction of expenses related to travel and related expenses.

General and Administrative

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
General and administrative	$13,964	$13,685	$279	2.0%

General and administrative expenses increased by $0.3 million or 2.0%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

While we did provide payment extensions to certain customers, most of these payments have now been made and we did not experience significant customer defaults on payments or incur substantial losses related to customer bankruptcies. We continue to be cautious in the way we provide credit to our customers. In the third quarter of 2020, we may still incur customer defaults on payments and other bad debts as a result of the impact of the economic downturn caused by COVID-19 on our customers. If that happens, these write-offs would be reflected in our general and administrative expenses in future fiscal quarters.

Financial expenses (income), net

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Financial expenses (income), net	$(11,565)	$(773)	$(10,792)	1,396%

Financial income was $11.6 million in the three months ended June 30, 2020 compared to financial income of $0.8 million in the three months ended June 30, 2019, primarily due to an increase of $11.3 million in foreign exchange fluctuations, mainly between each of the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar.

Taxes on Income

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Taxes on income	$4,862	$13,213	$(8,351)	(63.2)%

Taxes on income decreased by $8.4 million, or 63.2%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to:

•

a decrease of $4.6 million of current tax expenses related to the decrease of income before taxes, worldwide;

•

an increase of $2.2 million in deferred tax assets (presented as tax benefit), net

Given the impact of the economic downturn caused by COVID-19, we expect our profitability to decrease in the coming quarters. Such decrease will likely result in a decrease in our tax expenses related to taxes on income.

Net Income

	Three Months Ended June 30,		Three Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Net income	$36,668	$32,913	$3,755	11.4%

As a result of the factors discussed above, net income increased by $3.8 million, or 11.4%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Revenues	$763,069	$596,881	$166,188	27.8%

Revenues increased by $166.2 million, or 27.8%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and from the U.S., mainly during the first quarter of 2020; and (ii) price increases on products sold in the U.S. intended to offset the increase in imposed tariffs on China made products in June 2019. Revenues from outside of the U.S. comprised 51.0% of our revenues for the six months ended June 30, 2020 compared to 59.2% for the six months ended June 30, 2019. The number of power optimizers recognized as revenues increased by approximately 1.9 million units, or 28.2%, from approximately 6.6 million units in the six months ended June 30, 2019 to approximately 8.5 million units in the six months ended June 30, 2020. The number of inverters recognized as revenues increased by approximately 47,400 units, or 16.3%, from approximately 291,400 units in the six months ended June 30, 2019 to approximately 338,800 units in the six months ended June 30, 2020. However, the devaluation of foreign currencies compared to the U.S. Dollar, negatively impacted our U.S. Dollar denominated ASP. In addition, revenues from sale of commercial products that are characterized with lower ASP per watt increased during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Overall, and primarily due to the factors detailed above, our ASP per watt for for solar products shipped decreased by $0.009, or 4.0%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Cost of revenues	$520,098	$400,101	$119,997	30.0%
Gross profit	$242,971	$196,780	$46,191	23.5%

Cost of revenues increased by $120.0 million, or 30.0%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to:

•

an increase in the volume of products sold;

•

increased customs tariffs, shipment and logistics costs of $32.8 million attributed to the change in tariff rates on Chinese made products imported into the U.S. from 10% to 25% in June 2019 as well as an increase in shipment costs due to increased product demand.

•

an increase in other production costs of $17.3, which include an accrual for possible raw material write offs resulting from our reduced manufacturing forecast (triggered by lower demand) which may result in rendering these raw materials obsolete as well as other expenses related to reduced manufacturing volumes due to COVID-19; and

•

an increase in personnel-related costs of $7.0 million related to the expansion of our operations and support headcount which grew in parallel to our growing install base worldwide and in connection with entering into the machinery and integrated powertrain markets.

Gross profit as a percentage of revenue decreased from 33.0% in the six months ended June 30, 2019 to 31.8% in the six months ended June 30, 2020, primarily due to:

•

increased shipment and logistics costs resulted from our growth, new customs tariff rules in the U.S. and an increase in air shipments during the first quarter of 2020;

•

the arithmetic effect from the increase in selling prices in the U.S. intended to offset the increase in tariffs on Chinese made products imported into the U.S. from 10% to 25% in June 2019;

•

an increase in other production costs;

•

increased actual support costs related to our warranty obligations; and

•

lower gross profit from our Critical Power, e-Mobility and Automated Machines Divisions;

These were partially offset by:

•

general economies of scale in our personnel-related costs and other costs associated with our support and operations departments;

•

increased profit on the units sold due to a combination of stable selling prices and cost reductions in the manufacturing process of these products; and

•

decreased warranty accruals due to various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses.

Research and Development

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Research and development	$74,793	$55,704	$19,089	34.3%

Research and development increased by $19.1 million, or 34.3%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to:

•

an increase in personnel-related costs of $13.8 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects an investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub-contractors in an amount of $2.3 million; and

•

increased expenses related to other overhead costs in an amount of $1.9 million.

Sales and Marketing

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Sales and marketing	$45,189	$42,299	$2,890	6.8%

Sales and marketing expenses increased by $2.9 million, or 6.8%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to:

•

increased personnel-related costs of $4.5 million as a result of an increase in headcount supporting our growth in the U.S., Europe and Asia, as well as salary expenses associated with employee equity-based compensation; and

•

increased expenses related to other overhead costs and other expenses in an amount of $0.9 million.

These factors were partially offset by:

•

decreased expenses related to marketing activities in an amount of $1.5 million; and

•

decreased expenses related to travel in an amount of $ 1.2 million.

General and Administrative

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
General and administrative	$30,149	$25,376	$4,773	18.8%

General and administrative expenses increased by $4.8 million, or 18.8%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increased expenses related to an accrual for doubtful debts in an amount of $3.7 million.

Other operating income

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Other operating income	$4,900	$-	$4,900	N/A

Other operating income increased by $4.9 million, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to the payment to us out of escrow of $5 million relating to a matter settled in arbitration for Kokam in the fourth quarter of 2019, for which we had indemnification.

Financial Expenses (Income), Net

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Financial expenses (income), net	$5,040	$5,378	$(338)	(6.3)%

Financial expenses slightly decreased by $0.3 million, or 6.3% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to:

•

an increase of $1.7 million related to income in foreign exchange fluctuations of lease agreement liabilities as part of the adoption of Accounting Standards Update No. 2016-02, (Topic 842) "Leases; and

•

an increase of $0.5 million in finance income related to hedging transactions.

These factors were partially offset by an increase of $1.7 million in other financial expenses and bank charges.

Taxes on Income

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Taxes on income	$13,784	$17,135	$(3,351)	(19.6)%

Taxes on income decreased by $3.4 million, or 19.6% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase of $4.8 million in deferred tax assets (presented as tax benefit), net. This increase was partially offset by an increase of $2.2 million in current tax expenses, net, mainly related to an increase in profit before Tax;

Net Income

	Six Months Ended June 30,		Six Months Ended June 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Net income	$78,916	$50,888	$28,028	55.1%

As a result of the factors discussed above, net income increased by $28.0 million, or 55.1% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$59,310	$50,784	$167,055	$107,234
Net cash provided by (used in) investing activities	$46,800	$(35,176)	$26,876	$(52,221)
Net cash provided by (used in) financing activities	$5,681	$(64,755)	$8,996	$(67,385)
Increase (decrease) in cash and cash equivalents	$111,791	$(49,147)	$202,927	$(12,372)

As of June 30, 2020, our cash and cash equivalents were $428.4 million. This amount does not include $158.7 million invested in available for sale marketable securities, $2.1 million invested in restricted bank deposits and $3.4 million invested in short-term bank deposits. Our principal uses of cash are funding our operations and other working capital requirements. As of June 30, 2020, we have open commitments for capital expenditures in an amount of approximately $80.3 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

To the extent that revenues decrease over the coming few quarters due to the economic downturn caused by the global pandemic, we expect that our cash balances will also decrease. This will be compounded by our continued investment in research and development activities including the establishment of a lithium-ion factory in Korea which is continuing as planned and the support of our other non-solar businesses as they grow. We carefully oversee our cash resources and believe that our strong balance sheet positions us well to manage the coming quarters despite any temporary decline in revenues.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Section 2302 of the CARES Act provides that employers may defer the deposit and payment of the employer's portion of Social Security taxes imposed under section 3111(a) of the Internal Revenue Code. As permitted under the CARES Act, we deferred payment of social security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining of 50% amount due December 31, 2022). This deferral is expected to provide approximately $1.2 million in additional liquidity during 2020.

Operating Activities

For the six months, ended June 30, 2020, cash provided by operating activities was $167.1 million derived mainly from net income of $78.9 million that included $35.9 million of non-cash expenses, a decrease of $116.0 million in trade receivables and $37.1 million in prepaid expenses and other accounts receivable, an increase of $5.8 million in accrued expenses and other accounts payable, $20.2 million in warranty obligations, and $1.5 million accruals for employees. This was offset by a decrease of $31.8 million in deferred revenues, $1.8 million in trade payables, an increase of $94.2 million in inventories, and $0.5 million in operating lease liabilities.

For the six months ended June 30, 2019, cash provided by operating activities was $107.2 million, derived mainly from net income of $50.9 million that included $32.8 million of non-cash expenses, an increase of $28.9 million in warranty obligations, $28.2 million in accrued expenses and other accounts payable, $11.8 million of deferred revenues, $5.5 million in trade payables, $5.1 million in accruals for employees, $1.5 in operating lease liabilities and a decrease of $1.7 million in inventories, which were offset by an increase of $56.6 million in trade receivables, net, and $2.6 million in prepaid expenses and other assets.

As a result of the economic downturn triggered by COVID-19, we expect a lower volume of orders in the second half of 2020 relative to pre-COVID-19 orders, and in light of purchase obligations and manufacturing commitments incurred by us prior to the outbreak of COVID-19, our inventory levels may further increase in the second half of 2020 resulting in consumption of cash for operating activities.

Investing Activities

During the six months ended June 30, 2020 net cash provided by investing activities was $26.9 million, of which $89.7 million from sales and maturities of available-for-sale marketable securities which we sold in order to maintain high cash balances to mitigate risks associated with COVID-19, $25.6 million from the withdrawal from restricted bank deposits and $2.1 million related to other investing activities. This was offset by $36.8 million which was invested in available-for-sale marketable securities and $53.7 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements.

During the six months ended June 30, 2019, net cash used in investing activities was $52.2 million, of which $63.7 million was invested in available-for-sale marketable securities, $38.4 million was utilized for the SMRE acquisition and $22.2 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $68.4 million from proceeds from sales and the maturities of available-for-sale marketable securities and a decrease of $3.7 million in bank deposits.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $9.0 million, of which, $15.2 million related to proceeds from new bank loans of Kokam and $9.1 million attributed to cash received from the exercise of employee and non-employee stock-based awards. This was offset by $15.2 million used for repayment of loans we acquired as part of the Kokam Acquisition and $0.1 million, which was related to other financing activities.

For the six months ended June 30, 2019, net cash used in financing activities was $67.4 million, of which $66.5 million was related to the purchase of non-controlling interests in Kokam and SMRE and $4.7 million was used for repayment of loan obligations we acquired as part of the Kokam and SMRE Acquisitions. This was offset by $3.8 million attributed to cash received from the exercise of employee and non-employee stock options.

Debt Obligations

   During the six months ended June 30, 2020, Kokam redeemed all outstanding loans and entered into new bank loans in an aggregate amount of $15.3 million. The new bank loans mature in two installments through December 31, 2020, with annual interest rate of 1.64%. As of June 30, 2020, the aggregate outstanding amount of the new bank loans was $15.2 million.

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

Foreign Currency Exchange Risk

Approximately 45.6% and 54.8% of our revenues for the six months ended June 30, 2020 and 2019, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2020, between the Euro and the U.S. Dollar would increase or decrease our net income by $36.1 million for the six months ended June 30, 2020. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2020, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $8.2 million for the six months ended June 30, 2020. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2020, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $9.6 million for the six months ended June 30, 2020.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks by hedging portions of the anticipated payroll payments denominated in New Israeli Shekels (“NIS”). Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. Those hedging contracts are designated as cash flow hedges.

In addition, we also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts to sell Australian dollars (“AUD”) for U.S. dollars and options contracts to sell Euro for U.S. dollars. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2020, none of our customers accounted for more than 10% of our consolidated trade receivables, net balance. We currently do not foresee a credit risk associated with these receivables other than the amount included in our financial statements.

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

Changes in Internal Control over Financial Reporting

Following the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020, we implemented changes to our processes related to credit losses and the related control activities. There were changes to our internal control over financial reporting related to the adoption of this new standard.

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

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees were working remotely during the first quarter and to a lesser extent during the second quarter, due to the COVID-19 pandemic. We are continuously monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1ARISK FACTORS

There have been no material changes to our “Risk Factors” as discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, "Risk Factors," in our quarterly report on Form 10Q for the quarter ended March 31, 2020.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

Date: August 6, 2020	/s/ Zivi Lando
Zivi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)