Form 10-Q
period 2020-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2020-11-04
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

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
(Registrant’s telephone number, including area code) ____________________________________________________________________

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

Yes ☐ No ☒

As of October 30, 2020, there were 51,211,402 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,048,109	$223,901
Short-term bank deposits	20,011	5,010
Restricted bank deposits	2,242	27,558
Marketable securities	110,585	91,845
Trade receivables, net of allowances of $6,690 and $2,473, respectively	183,141	298,383
Prepaid expenses and other current assets	83,866	115,268
Inventories, net	297,027	170,798

Total current assets	1,744,981	932,763

LONG-TERM ASSETS:
Marketable securities	21,003	119,176
Deferred tax assets, net	10,678	16,298
Other long-term assets	5,609	9,904
Property, plant and equipment, net	257,717	176,963
Operating lease right-of-use assets, net	36,965	35,858
Intangible assets, net	68,122	74,008
Goodwill	133,221	129,654

Total long-term assets	533,315	561,861

Total assets	$2,278,296	$1,494,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30, 2020	December 31, 2019

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables, net	$122,106	$157,148
Employees and payroll accruals	50,814	47,390
Current maturities of bank loans and accrued interest	15,642	15,673
Warranty obligations	65,080	65,112
Deferred revenues and customers advances	27,267	70,815
Accrued expenses and other current liabilities	101,628	80,576

Total current liabilities	382,537	436,714

LONG-TERM LIABILITIES:
Convertible senior notes, net	570,332	-
Warranty obligations	130,614	107,451
Deferred revenues	109,439	89,982
Deferred tax liabilities, net	5,195	4,461
Operating lease liabilities	29,442	30,213
Other long-term liabilities	18,700	14,133

Total long-term liabilities	863,722	246,240

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:

Common stock of $0.0001 par value – Authorized: 125,000,000 shares as of September 30, 2020 and December 31, 2019; issued: 51,207,310 and 49,081,457 shares as of September 30, 2020 and December 31, 2019, respectively; outstanding: 51,207,310 and 48,898,062 shares as of September 30, 2020 and December 31, 2019, respectively.	5	5
Additional paid-in capital	574,326	475,792
Accumulated other comprehensive loss	(2,643)	(1,809)
Retained earnings	460,349	337,682

Total stockholders’ equity	1,032,037	811,670

Total liabilities and stockholders’ equity	$2,278,296	$1,494,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues	$338,095	$410,556	$1,101,164	$1,007,437
Cost of revenues	230,032	271,247	750,130	671,348

Gross profit	108,063	139,309	351,034	336,089

Operating expenses:

Research and development	40,817	30,747	115,610	86,451
Sales and marketing	21,924	22,026	67,113	64,325
General and administrative	14,928	12,214	45,077	37,590
Other operating expenses (income)	-	8,305	(4,900)	8,305

Total operating expenses	77,669	73,292	222,900	196,671

Operating income	30,394	66,017	128,134	139,418

Financial expenses (income), net	(15,765)	17,023	(10,725)	22,401

Income before income taxes	46,159	48,994	138,859	117,017

Income taxes	2,408	7,270	16,192	24,405

Net income	$43,751	$41,724	$122,667	$92,612

Net loss (income) attributable to Non-controlling interests	-	(97)	-	1,159

Net income attributable to SolarEdge Technologies, Inc.	$43,751	$41,627	$122,667	$93,771

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.87	$0.86	$2.46	$1.97

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$0.83	$0.81	$2.33	$1.87

Weighted average number of shares used in computing net basic earnings per share of common stock	50,529,691	48,195,020	49,842,399	47,637,023

Weighted average number of shares used in computing net diluted earnings per share of common stock	53,144,188	51,081,594	52,623,675	49,935,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$43,751	$41,724	$122,667	$92,612

Other comprehensive income (loss):

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax	(210)	17	556	872
Reclassification adjustments for losses included in net income	-	-	-	91
Net change	(210)	17	556	963

Cash flow hedges:
Changes in unrealized gains, net of tax	85	-	966	-
Reclassification adjustments for gains included in net income	(531)	-	(966)	-
Net change	(446)	-	-	-

Foreign currency translation adjustments, net	1,455	(2,478)	(1,390)	(3,795)

Total other comprehensive income (loss)	799	(2,461)	(834)	(2,832)

Comprehensive income	$44,550	$39,263	$121,833	$89,780

Comprehensive loss attributable to Non-controlling interests	-	286	-	590

Comprehensive income attributable to SolarEdge Technologies, Inc.	$44,550	$39,549	$121,833	$90,370

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of June 30, 2019	47,967,425	$5	$431,684	$(895)	$243,277	$674,071	$5,977	$680,048

Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	608,863	* -	1,176	-	-	1,176	-	1,176
Equity based compensation expenses to employees and nonemployee	-	-	17,609	-	-	17,609	-	17,609
Change in non-controlling interests	-	-	(10)	-	-	(10)	(612)	(622)
Other comprehensive loss adjustments	-	-	-	(2,461)	-	(2,461)	(286)	(2,747)
Net income	-	-	-	-	41,627	41,627	97	41,724

Balance as of September 30, 2019	48,576,288	$5	$450,459	$(3,356)	$284,904	$732,012	$5,176	$737,188

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total	Non-controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of June 30, 2020	50,075,751	$5	$511,640	$(3,442)	$416,598	$924,801	$-	$924,801

Issuance of Common Stock upon exercise of employee and nonemployees stock-based awards	1,131,559	* -	10,091	-	-	10,091	-	10,091
Equity based compensation expenses to employees and nonemployee	-	-	16,259	-	-	16,259	-	16,259
Equity component of convertible senior notes, net	-	-	36,336	-	-	36,336	-	36,336
Other comprehensive income adjustments	-	-	-	799	-	799	-	799
Net income	-	-	-	-	43,751	43,751	-	43,751

Balance as of September 30, 2020	51,207,310	$5	$574,326	$(2,643)	$460,349	$1,032,037	$-	$1,032,037

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended September 30,
	2020	2019

Cash flows provided by operating activities:
Net income	$122,667	$92,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	16,376	12,532
Amortization of intangible assets	7,081	7,514
Amortization of debt discount and debt issuance costs	168	-
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	602	-
Stock-based compensation expenses	42,993	38,685
Deferred income tax benefit, net	(5,263)	(4,923)
Other adjustments, net	224	657
Changes in assets and liabilities:
Inventories, net	(121,999)	15,746
Prepaid expenses and other assets	37,871	(19,795)
Trade receivables, net	118,044	(114,572)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	(459)	2,138
Trade payables, net	(35,499)	21,301
Employees and payroll accruals	3,132	15,329
Warranty obligations	23,155	49,633
Deferred revenues and customers advances	(24,283)	19,516
Other liabilities	10,619	39,561

Net cash provided by operating activities	195,429	175,934

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	116,419	119,570
Purchase of property, plant and equipment	(90,553)	(39,679)
Investment in available-for-sale marketable securities	(36,781)	(103,711)
Withdrawal from (investment in) restricted bank deposits	25,538	(243)
Business combination, net of cash acquired	-	(38,435)
Withdrawal from (investment in) bank deposits	(14,667)	4,101
Other investing activities	743	-

Net cash provided by (used in) in investing activities	$699	$(58,397)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended September 30,
	2020	2019

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	$618,269	$-
Repayment of bank loans	(15,194)	(5,142)
Proceeds from bank loans	15,185	232
Proceeds from issuance of shares under stock purchase plan and upon exercise of stock-based awards	19,205	4,940
Change in Non-controlling interests	-	(67,089)
Other financing activities	(152)	(1,248)

Net cash provided by (used in) financing activities	637,313	(68,307)

Increase in cash and cash equivalents	833,441	49,230
Cash and cash equivalents at the beginning of the period	223,901	187,764
Effect of exchange rate differences on cash and cash equivalents	(9,233)	10,348

Cash and cash equivalents at the end of the period	$1,048,109	$247,342

Supplemental disclosure of non-cash activities:
Purchase of property, plant and equipment	$10,438	$-
Operating lease, right of use asset	$796	$36,174

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

The Company has expanded its activity to other areas of smart energy technology through acquisitions. The Company now offers energy solutions which include lithium-ion cells, batteries and energy storage systems (“Energy Storage”), electric vehicle, or EV components and charging capabilities (“e-Mobility”), uninterrupted power supply solutions (“UPS”), as well as the manufacture of automated machines for industries (“Automation Machines”).

b.Recent accounting pronouncements not yet adopted:

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or a modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL (Cont.)

c.Recently issued and adopted pronouncements:

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

The condensed consolidated financial statements for the nine months ended September 30, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy (see Note 7).

d.Basis of Presentation:

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for ASC 815 - Derivatives and Hedging (see Note 6), the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (see Note 7) and ASC 470-20 "Debt with Conversion and Other Options" (see Note 8).

e.Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs. These two contract manufacturers collectively accounted for 47.4% and 42.3% of the Company’s trade payables as of September 30, 2020 and December 31, 2019, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL (Cont.)

In September 2020 the Company has commenced the production ramp up of its manufacturing facility in the North of Israel, “Sella 1”. The Company expects ramp up to continue until the second quarter of 2021.

f.Use of estimates:

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

NOTE 2:-INVENTORIES

	September 30, 2020	December 31, 2019

Raw materials	$116,339	$64,714
Work in process	22,536	20,752
Finished goods	158,152	85,332

	$297,027	$170,798

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-MARKETABLE SECURITIES

The following table summarizes the AFS marketable debt securities as of September 30, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS – matures within one year:
Corporate bonds	$108,306	$878	$(11)	$109,173
Governmental bonds	1,398	14	-	1,412
	109,704	892	(11)	110,585

AFS – matures after one year:
Corporate bonds	20,822	184	(3)	21,003

Total	$130,526	$1,076	$(14)	$131,588

The following table summarizes the AFS marketable debt securities as of December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS – matures within one year:
Corporate bonds	$91,677	$196	$(28)	$91,845

AFS – matures after one year:
Corporate bonds	117,692	336	(250)	117,778
Governmental bonds	1,398	-	-	1,398
	119,090	336	(250)	119,176

Total	$210,767	$532	$(278)	$211,021

As of September 30, 2020, the Company did not record an allowance for credit losses for its AFS marketable debt securities.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
	2020	2019

Balance, at beginning of period	$172,563	$121,826
Additions and adjustments to cost of revenues	74,465	79,791
Usage and current warranty expenses	(51,334)	(30,263)

Balance, at end of period	195,694	171,354
Less current portion	(65,080)	(45,887)

Long-term portion	$130,614	$125,467

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	September 30,	December 31,
Description	Hierarchy	2020	2019

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$721,088	$527

Derivative instruments asset:
Options and forward contracts not designated as hedging instruments	Level 2	$780	$-

Short-term marketable securities:
Corporate bonds	Level 2	$109,173	$91,845
Governmental bonds	Level 2	$1,412	$-

Long-term marketable securities:
Corporate bonds	Level 2	$21,003	$117,778
Governmental bonds	Level 2	$-	$1,398

Liabilities:
Derivative instruments liability:
Options and forward contracts not designated as hedging instruments	Level 2	$(1,119)	$-

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the nine months ended September 30, 2020, the Company instituted a foreign currency cash flow hedging program whereby portions of the anticipated payroll denominated in NIS for a period of one to six months with hedging contracts.

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

As of September 30, 2020, the Company had no derivative instruments that were designated as cash flow hedges.

The Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, as a financial expense (income), net.

As of September 30, 2020, the Company entered into forward contracts to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 7.5 million.

As of September 30, 2020, the Company entered into put and call options to sell Euro ("EUR") for U.S. dollars in the amount of EUR 45 million.

As of September 30, 2020, the Company entered into put and call options to sell U.S. dollars for South Korean Won in the amount of USD 48.6 million.

The fair value of derivative assets as of September 30, 2020, was $780, which was recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

The fair value of derivative liabilities as of September 30, 2020, was $1,119, which was recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

As of December 31, 2019 and for the year then ended, the Company had no derivative instruments (see Note 5).

For the three and nine months ended September 30, 2020, the Company recorded a loss in the amount of $1,450 and $959, respectively, in “financial income, net” related to the derivative assets not designated as hedging instruments.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statements of Income
	Three months ended		Nine months ended
	September 30, 2020		September 30, 2020
	2020	2019	2020	2019

Unrealized gains on cash flow hedges, net	$90	$-	$189	$-	Cost of revenues
	353	-	623	-	Research and development
	75	-	136	-	Sales and marketing
	87	-	153	-	General and administrative

	605	-	1,101	-	Total, before income taxes

	(74)	-	(135)	-	Income tax expense

	$531	$-	$966	$-	Total, net of income taxes

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

The Company is exposed to credit losses primarily through sales of products. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the status of customers' trade accounts receivables.

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

The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of September 30, 2020. Estimates are used to determine the allowance. The allowance is based on assessment of anticipated payment and other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Nine months ended September
30, 2020

Balance, at beginning of period	$2,473
Provision for expected credit losses	4,595
Amounts written off charged against the allowance and others	(378)

Balance, at end of period	$6,690

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold $632,500 aggregate principal amount of its 0.00% convertible senior notes due 2025 (the “Notes”). The Notes were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Notes do not bear regular interest and mature on September 15, 2025, unless earlier repurchased or converted in accordance with their terms. The Notes are general senior unsecured obligations of the Company. Holders may convert their Notes prior to the close of business on the business day immediately preceding June 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business-day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the Indenture. In addition, holders may convert their Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after June 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes, without regard to the foregoing circumstances.

The initial conversion rate for the Notes was 3.5997 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase all or a portion of their Notes, in multiples of $1,000 principal amount, at a repurchase price of 100% of the principal amount of the Notes, plus any accrued and unpaid special interest, if any, to, but excluding, the repurchase date. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the Notes may be increased.

The Company accounts for its Notes in accordance with ASC 470-20 "Debt with Conversion and Other Options". The Company separately accounts for the liability and equity components of convertible debt instruments. The liability component at issuance is recognized at fair value, based on the fair value of a similar instrument that does not have a conversion feature. The equity component is based on the excess of the principal amount of the debentures over the fair value of the liability component, after adjusting for an allocation of debt issuance costs, and is recorded in additional paid-in capital. Debt discount is amortized as additional non-cash interest expense over the expected life of the debt using the effective interest rate method. In accounting for the issuance costs related to the Notes, the issuance costs incurred were allocated between the liability and equity components based on their relative values.

The Company’s Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense net of tax associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS, unless the Notes are antidilutive (See Note 11).

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-CONVERTIBLE SENIOR NOTES (Cont.)

The Convertible Senior Notes consisted of the following as of September 30, 2020:

September 30,
2020

Liability:
Principal	$632,500
Unamortized debt discount	(48,703)
Unamortized issuance costs	(13,465)
Net carrying amount	$570,332

Equity component:
Amount allocated to conversion option	$48,834
Deferred taxes liability, net	(11,368)
Allocated issuance costs	(1,130)
Equity component, net	$36,336

As of September 30, 2020, the debt discount and debt issuance costs of the Notes will be amortized over the remaining period of approximately 5 years.

The annual effective interest rate of the liability component is 2.10% for the Notes which remains unchanged from the Notes issuance date.

The following table presents the total amount of interest expenses recognized related to the Notes for the three and nine months ended September 30, 2020:

September 30, 2020

Amortization of debt discount	$131
Amortization of debt issuance costs	37

Total interest expenses	$168

Total initial issuance costs of $14,632 related to the Notes were allocated between the liability and equity components in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in additional paid-in capital. The Company initially allocated issuance costs of $13,502 and $1,130 to the liability and equity components, respectively.

As of September 30, 2020, the if-converted value of the Notes did not exceed the principal amount.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of September 30, 2020, contingent liabilities exist regarding guarantees in the amounts of $18,643, $2,176 and $240 in respect of bank loans, office rent lease agreements and other transactions, respectively.

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

As of September 30, 2020, the Company had non-cancellable purchase obligations totaling approximately $326,661 out of which the Company already recorded a provision for loss in the amount of $3,118.

As of September 30, 2020, the Company had off-balance sheet contractual obligations for capital expenditures totaling approximately $114,526. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA requests inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also asserted a value in dispute of EUR 5.5 million (approximately $6,450) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In May 2019, the Company was served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against the Company's two Chinese subsidiaries and its equipment manufacturer in China. The lawsuits, filed in the Guangzhou intellectual property court, allege infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of Chinese yuan (“CNY”) 30 million (approximately $4,250). A first-instance judgment was issued on August 7, 2020 ordering the Company to pay damages in the amount of approximately CNY 10.5 million (approximately $1,550), including court fees, with respect of one of the patents, which was recorded in general and administrative expenses. The Company has filed an appeal with the Supreme People’s Court of China. Following the receipt of the lawsuits, the Company filed three lawsuits in China against Huawei for unauthorized use of patented technology of the Company. These lawsuits are still in process and judgements have not been rendered. The Company believes that it has meritorious defenses to the claims asserted by Huawei and the judgement of the first instance court and intends to vigorously defend against these lawsuits.

In August 2019, the Company was served with a lawsuit by certain former shareholders of S.M.R.E S.p.A (“SMRE”), against its Italian subsidiary that purchased the shares of SMRE in the tender offer which followed the SMRE Acquisition. The shareholders who tendered their shares are asking for the difference between EUR 6 per share, which is the amount they tendered their shares, and EUR 6.77 per share, for a total award of EUR 2.7 million (approximately $3,150). The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of NIS 25.5 million (approximately $7,400) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of September 30, 2020, accrued amounts for legal claims of $1,709, were recorded in accrued expenses and other current liabilities.

NOTE 10:-STOCKHOLDERS’ EQUITY

a.Common Stock:

	Number of shares
	Authorized as of		Issued as of		Outstanding as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Stock of $0.0001 par value:
Common stock	125,000,000	125,000,000	51,207,310	49,081,457	51,207,310	48,898,062

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCKHOLDERS’ EQUITY (Cont.)

The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers, and nonemployees of the Company and its Subsidiaries. As of September 30, 2020, a total of 12,828,270 shares of common stock were reserved for issuance under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of September 30, 2020, an aggregate of 8,627,031 shares of common stock are still available for future grant under the 2015 Plan.

A summary of the activity in the stock options granted to employees and members of the board of directors for the nine months ended September 30, 2020 and related information are as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value

Outstanding as of December 31, 2019	2,112,009	15.44	3.58	168,229
Granted	59,558	101.81
Exercised	(1,434,129)	10.93
Outstanding as of September 30, 2020	737,438	31.18	5.79	152,776

Vested and expected to vest as of September 30, 2020	728,547	31.01	6.85	151,055

Exercisable as of September 30, 2020	497,011	23.48	6.32	106,792

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $239,397.

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended September 30, 2020 was $53.65.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCKHOLDERS’ EQUITY (Cont.)

A summary of the activity in the RSUs granted to employees and directors for the nine months ended September 30, 2020 is as follows:

	Number of RSUs	Weighted average grant date fair value

Unvested as of December 31, 2019	2,742,589	52.77
Granted	606,666	180.66
Vested	(807,986)	43.34
Forfeited	(166,461)	65.30
Unvested as of September 30, 2020	2,374,808	87.78

c.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP. As of September 30, 2020, a total of 2,687,451 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

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

As of September 30, 2020, 578,778 common stock shares had been purchased under the ESPP.

As of September 30, 2020, 2,108,673 common stock shares were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and as such results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCKHOLDERS’ EQUITY (Cont.)

d.Stock-based compensation expense for employees and non-employees:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PSUs granted to employees and non-employee consultants and ESPP in the condensed consolidated statement of income for the three and nine months ended September 30, 2020 and 2019, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Cost of revenues	$2,730	$1,691	$7,362	$4,696
Research and development	6,904	4,269	18,129	11,935
Selling and marketing	4,066	2,779	10,703	7,905
General and administrative	2,559	2,628	6,799	7,907
Other operating expenses	-	6,242	-	6,242

Total stock-based compensation expense	$16,259	$17,609	$42,993	$38,685

As of September 30, 2020, there were total unrecognized compensation expenses in the amount of $207,529 related to non‑vested equity‑based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from October 1, 2020 through October 31, 2024.

NOTE 11:-EARNINGS PER SHARE

Basic net Earnings Per Share (“EPS”) is computed by dividing the net earnings attributable to SolarEdge Technologies, Inc. by the weighted-average number of shares of common stock outstanding during the period.

Diluted net EPS is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, and the Notes due 2025, all in accordance with ASC No. 260, "Earnings Per Share."

No shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the three and nine months ended September 30, 2020.

334,096 and 304,725 shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three and nine months ended September 30, 2019, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted net EPS attributable to SolarEdge Technologies, Inc. for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Basic EPS:
Numerator:
Net income	$43,751	$41,724	$122,667	$92,612
Net (income) loss attributable to Non-controlling interests	-	(97)	-	1,159
Net income attributable to SolarEdge Technologies, Inc.	$43,751	$41,627	$122,667	$93,771

Denominator:
Shares used in computing net earnings per share of common stock, basic	50,529,691	48,195,020	49,842,399	47,637,023

Diluted EPS:
Numerator:
Net income	$43,751	$41,724	$122,667	$92,612
Notes due 2025 (1)	137	-	137	-
Net (income) loss attributable to Non-controlling interests	-	(97)	-	1,159
Undistributed earnings reallocated to non-vested stockholders	-	(270)	-	(569)
Net income attributable to SolarEdge Technologies, Inc.	$43,888	$41,357	$122,804	$93,202

Denominator:
Shares used in computing net earnings per share of common stock, basic	50,529,691	48,195,020	49,842,399	47,637,023
Weighted average effect of dilutive securities:
Non-vested PSUs	-	(334,096)	-	(304,725)
Notes due 2025 (1)	197,984	3,220,670	65,995	2,603,340
Effect of stock-based awards	2,416,513	-	2,715,281	-
Shares used in computing net earnings per share of common stock, diluted	53,144,188	51,081,594	52,623,675	49,935,638

(1) See Note 8 for additional details.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-OTHER OPERATING EXPENSES (INCOME)

At the time of the acquisition of Kokam Co., Ltd. (“Kokam”), Kokam had an outstanding claim against it for damages. The claim was settled for an amount of $4,900, which was recognized as an expense in other operating expenses in the consolidated statement of income in the year ended December 31, 2019. In March 2020, the Company was indemnified for the full amount by a major selling shareholder of Kokam. For the nine months ended September 30, 2020, the Company recognized this as other operating income.

NOTE 13:-INCOME TAXES

a.Income taxes are comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Current period taxes	$2,976	$10,418	$23,717	$29,327
Deferred tax income, net and others	(568)	(3,148)	(7,525)	(4,922)

Taxes on income	$2,408	$7,270	$16,192	$24,405

b.Uncertain tax positions:

	September 30, 2020	December 31, 2019

Balance at January 1,	$9,532	$8,499
Increases related to current year tax positions	602	1,033

	$10,134	$9,532

NOTE 14:-SEGMENT INFORMATION

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

NOTE 14:-SEGMENT INFORMATION (cont.)

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

The “All other” category includes the design, development, manufacturing and sales of UPS products, energy storage products, e-Mobility products and automated machines. Intersegment sales are a source of revenue for one of the operating segments included in the “All other” category.

The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

The following table presents information on reportable segments profit (loss) for the periods ended September 30, 2020:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Solar	All other	Solar	All other

Revenues	$312,480	$25,615	$1,030,175	$71,476
Cost of revenues	203,590	21,283	673,751	61,974
Gross profit	108,890	4,332	356,424	9,502
Research and development	26,466	7,421	79,923	17,481
Sales and marketing	15,160	2,328	48,803	6,650
General and administrative	10,593	1,210	28,467	9,228
Segments profit (loss)	$56,671	$(6,627)	$199,231	$(23,857)

The following table presents information on reportable segments profit (loss) for the periods ended September 30, 2019:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Solar	All other	Solar	All other

Revenues	$387,772	$22,784	$947,586	$59,851
Cost of revenues	250,493	16,058	610,335	47,927
Gross profit	137,279	6,726	337,251	11,924
Research and development	23,707	2,754	66,219	8,235
Sales and marketing	16,551	2,256	48,900	6,273
General and administrative	7,473	2,045	21,542	6,546
Segments profit (loss)	$89,548	$(329)	$200,590	$(9,130)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 14:-SEGMENT INFORMATION (cont.)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Solar segment revenues	$312,480	$387,772	$1,030,175	$947,586
All other segment revenues	25,615	22,784	71,476	59,851
Adjustment of intersegment revenues	-	-	(487)	-
Consolidated revenues	$338,095	$410,556	$1,101,164	$1,007,437

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Solar segment profit	$56,671	$89,548	$199,231	$200,590
All other segment loss	(6,627)	(329)	(23,857)	(9,130)
Segments operating profit	50,044	89,219	175,374	191,460
Amounts not allocated to segments:
Stock based compensation expenses	(16,259)	(11,367)	(42,993)	(32,443)
Amortization	(2,833)	(3,409)	(8,169)	(8,671)
Legal settlement (see Note 11)	-	-	4,900	-
Cost of products adjustments	-	(107)	(313)	(1,108)
Other unallocated expenses	(558)	(14)	(558)	(1,515)
Non recurring expenses	-	(8,305)	-	(8,305)
Adjustments:
Intersegment profit	-	-	(107)	-
Consolidated operating income	$30,394	$66,017	$128,134	$139,418

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

•

our ability to service our debt; and

•

the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report.

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

In September 2020 we commenced the production ramp up of our manufacturing facility in the North of Israel, “Sella 1”. We expect ramp up to continue until the second quarter of 2021 when we expect Sella 1 to reach full manufacturing capabilities.

We are a leader in the global module-level power electronics (“MLPE”) market. As of September 30, 2020, we have shipped approximately 61.7 million power optimizers and 2.6 million inverters. Over 1.75 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of September 30, 2020, we have shipped approximately 21.0 GW of our DC optimized inverter systems.

Our revenues for the three months ended September 30, 2020 and 2019 were $338.1 million and $410.6 million, respectively. Gross margin was 32.0% and 33.9% for the three months ended September 30, 2020 and 2019, respectively. Net income was $43.8 million and $41.6 million for the three months ended September 30, 2020 and 2019, respectively.

Our revenues for the nine months ended September 30, 2020 and 2019 were $1,101.2 million and $1,007.4 million, respectively. Gross margin was 31.9% and 33.4% for the nine months ended September 30, 2020 and 2019, respectively. Net income was $122.7 million and $93.8 million for the nine months ended September 30, 2020 and 2019, respectively.

COVID-19 Impact

We are continuously and closely monitoring the evolving impact of COVID-19 on our operations and business. Our first priority continues to be to protect and support our employees through this period while maintaining company operations and support of our customers with as few disruptions as possible. Given that we have employees in many countries world-wide, we follow the guidance issued by applicable local authorities and health officials in each region in which we do business including in our headquarters located in Israel and have been able to continue our operations remotely or from our offices. Continued travel restrictions however have had an impact on our operations, including, by way of example delays in third party testing and certification of new products. Our manufacturing facilities in Korea and Italy and our contract manufacturers facilities in China, Vietnam and Hungary have remained operational and at almost full capacity, with brief interruptions on a case by case basis in compliance with local laws. Our customer support centers are working at full capacity, primarily from home. Our operations and operating expenses have not been significantly impacted by these adjustments.

As disclosed last quarter, the actions taken around the world to slow the spread of COVID-19 have impacted the installation rate of PV systems which we are closely tracking through our monitoring portal globally and per country. While the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we saw and reported on a decline in installations in certain regions such as the United States and Italy beginning with the outbreak of the COVID-19 pandemic in March, 2020 and this had a negative impact on our revenues in the second and third quarters of 2020 when compared to the first quarter of 2020. In certain cases we accommodated customers in certain regions who requested to cancel or delay the supply of their orders.

As anticipated, our third quarter revenues of $338.1 million, a slight increase from reveues of $331.9 million in the second quarter of 2020, reflect strong installation rates in Europe and rest of world, and slower recovery in the United States. During the third quarter of 2020, many of our customers installed systems they had accumulated in inventory, resulting in lower quarterly revenues from our U.S.-based customers.

Our management and board are continuously examining our plans for 2020 and reacting to the current economic downturn, high unemployment rates in many countries and negative impact on businesses generally. As we reported in our Form 10Q for the quarter ended March 31, 2020 and June 30, 2020, we have taken actions in order to mitigate the negative impacts of COVID-19 on our business, operating results and financial condition. We have reviewed our business plan for 2020 and made certain adjustments in the second quarter of 2020 which remained in effect during the third quarter. These adjustments include substantial reduction of new hiring that were planned for the third quarter as well as elimination of redundant positions, which reductions were implemented in the past quarters. The impact of these reductions will be reflected in our 2020 year-end financial results. In addition, as we reported last quarter, we reviewed and cut back where possible on our spending and management of operations including a review of all of our variable, research and development projects and our executives and board members also voluntarily reduced their base salaries/compensation. These measures are reviewed by management on a quarterly basis and to date, remain in place.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Inverters shipped	152,531	187,887	496,229	478,676
Power optimizers shipped	3,271,787	4,587,380	11,848,084	11,347,001
Megawatts shipped (1)	1,451	1,498	4,743	3,977

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues	$338,095	$410,556	$1,101,164	$1,007,437
Cost of revenues	230,032	271,247	750,130	671,348
Gross profit	108,063	139,309	351,034	336,089
Operating expenses:
Research and development	40,817	30,747	115,610	86,451
Sales and marketing	21,924	22,026	67,113	64,325
General and administrative	14,928	12,214	45,077	37,590
Other operating expenses (income)	-	8,305	(4,900)	8,305
Total operating expenses	77,669	73,292	222,900	196,671
Operating income	30,394	66,017	128,134	139,418
Financial expenses (income), net	(15,765)	17,023	(10,725)	22,401
Income before taxes on income	46,159	48,994	138,859	117,017
Taxes on income	2,408	7,270	16,192	24,405
Net income	$43,751	$41,724	$122,667	$92,612
Net loss (gain) attributable to non-controlling interests	-	(97)	-	1,159
Net income attributable to SolarEdge Technologies, Inc.	$43,751	$41,627	$122,667	$93,771

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Revenues	$338,095	$410,556	$(72,461)	(17.6)%

Revenues decreased by $72.5 million, or 17.6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to decreased sales in the U.S. which we attribute principally to the adverse effect of the COVID 19 pandemic on the economy in the United States. This decrease was partially offset by $18.5 million of increased sales in Europe and the rest of world. Revenues from outside of the U.S. comprised 68.4% of our revenues for the three months ended September 30, 2020 compared to 51.8% for the three months ended September 30, 2019.

In our solar business, we expect that in the fourth quarter of 2020, revenues from Europe will decrease due to seasonality which is typically experienced in Europe during the colder months. This reduction is expected to be offset by higher anticipated revenues in the United States which we expect will result in a slight increase in the overall revenues in the fourth quarter of 2020 as compared to the third quarter of 2020. It is also expected that the fourth quarter results will include revenues from the sale of full powertrain kits to an automative OEM by our eMobility business which is part of our non-solar business.

The number of power optimizers recognized as revenues decreased by approximately 1.3 million units, or 28.3%, from approximately 4.6 million units in the three months ended September 30, 2019 to approximately 3.3 million units in the three months ended September 30, 2020. The number of inverters recognized as revenues decreased by approximately 30,800 units, or 16.5%, from approximately 187,000 units in the three months ended September 30, 2019 to approximately 156,200 units in the three months ended September 30, 2020. Our blended ASP per watt for solar products shipped decreased by $0.049, or 18.5%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This reduction is primarily attributed to an increased rate of revenues driven from the sale of commercial products mainly in the U.S that are characterized with lower ASP per watt as well as a change in our customer mix in the United States towards larger customers that enjoy preferable pricing. This ASP erosion was partially offset by the strengthening of the Euro against the U.S. dollar.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Cost of revenues	$230,032	$271,247	$(41,215)	(15.2)%
Gross profit	$108,063	$139,309	$(31,246)	(22.4)%

Cost of revenues decreased by $41.2 million, or 15.2%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to:

•

a decrease in the volume of products sold;

•

decreased shipment and logistics costs of $16.0 million mainly attributed to lower custom tariff charges on Chinese made products imported into the U.S resulting from a decrease in sales in the U.S and a higher portion of our products manufactured outside of China that were imported into the U.S. In addition, a decrease in air shipment costs resulted from higher inventory levels.

•

a decrease in warranty expenses and warranty accruals of $6.6 million associated with various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

These decreases were partially offset by an increase of $8.1 million in other production costs, which were mainly attributed to:

•

$1.3 million related to ramp up costs associated with the commencement of production in the Sella 1 manufacturing facility; and

•

$2.9 million related to ramp up manufacturing expenses in the SolarEdge e-Mobility division.

In our solar business we anticipate that our cost of revenues per unit will decrease in the last quarter of 2020 due to realization of cost reduction activities conducted in the previous quarters.

Gross profit as a percentage of revenue decreased from 33.9% in the three months ended September 30, 2019 to 32.0% in the three months ended September 30, 2020, primarily due to:

•

a decrease in the volume of products sold;

•

increased rate of actual support costs related to our warranty obligations due to an increase in our install base from past sales which effects the calculation of such costs as a percentage of our revenues since our install base grew in 2020 while revenues decreased compared to the same quarter of 2019, resulting in a higher rate of warranty expenses to revenues.

•

an increase in other production costs and inventory valuation accruals as well as other expenses related to reduced manufacturing volumes due to COVID-19; and

•

lower gross profit from our e-Mobility and Automation Machines divisions, coupled with ramp up manufacturing expenses in our e-Mobility division.

These factors were partially offset by:

•

decreased shipment and logistics costs mainly attributed to lower custom tariff charges on Chinese made products imported into the U.S resulting from a decrease in sales in the U.S and a higher portion of our products manufactured outside of China that were imported into the U.S.

In addition, a decrease in air shipments costs resulted from higher inventory levels; and

•

decreased warranty accruals due to various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses and a change in the product mix sold in the third quarter of 2020 compared to the same period in the previous year.

We expect that gross margin as a percent of revenues will remain similar in the fourth quarter of 2020 to that of the third quarter of 2020.

In light of the uncertain impact of COVID-19 on the rate of growth of our acquired businesses, accounting estimates and assumptions related to goodwill, intangible and other assets may change over time in response to uncertain circumstances related to this evolving situation. Such changes could result in future impairments of goodwill, intangible and other assets.

Research and Development

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Research and development	$40,817	$30,747	$10,070	32.8%

Research and development costs increased by $10.1 million, or 32.8%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to:

•

an increase in personnel-related costs of $7.7 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub‑contractors in an amount of $1.1 million;

We expect that our research and development expenses in the fourth quarter will remain relatively stable compared to the third quarter primarily due to cost reduction activities initiated in response to COVID-19 and the continued halt in travel and travel related expenses.

Sales and Marketing

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Sales and marketing	$21,924	$22,026	$(102)	(0.5)%

Sales and marketing expenses decreased by $0.1 million, or 0.5%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

We expect sales and marketing expenses to slightly increase in the fourth quarter of 2020 primarily due to an increase in our sales and marketing headcount. This increase is expected to be partially offset by our cost reduction activities initiated in response to COVID-19 and the reduction of expenses related to the continued halt in travel and travel related expenses.

General and Administrative

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
General and administrative	$14,928	$12,214	$2,714	22.2%

General and administrative expenses increased by $2.7 million, or 22.2%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to:

•

increased expenses related to consultants and sub‑contractors in an amount of $2.0 million, which includes a $1.5 million provision resulting from a litigation judgement in China that is under appeal; and

•

increased personnel-related costs of $1.3 million resulting from an increase in headcount supporting our growth in Europe and Asia, as well as salary expenses associated with employee equity-based compensation.

While we did provide payment extensions to certain customers, substantially all of these payments have now been made and we did not experience significant customer defaults on payments or incur substantial losses related to customer bankruptcies. We continue to be cautious in providing credit to our customers. In the fourth quarter of 2020, we may still incur customer defaults on payments and other bad debts as a result of the impact of the economic downturn caused by COVID-19 on our customers. If this occurs, these write-offs would be reflected in our general and administrative expenses in future fiscal quarters.

Other operating expenses

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Other operating expenses	$-	$8,305	$(8,305)	N/A

Other operating expenses decreased by $8.3 million, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to expenses in the amount of $8.3 million related to payroll, bonus and employees’ equity-based compensation acceleration related to the untimely death of Mr. Guy Sella, our Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing.

Financial expenses (income), net

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Financial expenses (income), net	$(15,765)	$17,023	$(32,788)	(192.6)%

Financial income was $15.8 million in the three months ended September 30, 2020 compared to financial expenses of $17.0 million in the three months ended September 30, 2019, primarily due to an increase of $18.9 million in financial income resulted from foreign exchange fluctuations, mainly between each of the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar, compared to financial expenses of $15.8 million in the three months ended September 30, 2019.

Taxes on Income

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Taxes on income	$2,408	$7,270	$(4,862)	(66.9)%

Taxes on income decreased by $4.9 million, or 66.9%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to:

•

a decrease of $7.3 million of current tax expenses mainly attributed to a decrease in taxable income and GILTI taxes, both due to higher deductible expenses in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019; and

•

a decrease in previous years taxes of $1.3 million.

This decrease was partially offset by a decrease of $3.7 million in deferred tax assets, net.

Given the ongoing impact of the economic downturn caused by COVID-19, we expect our tax expenses related to taxes on income to remain stable.

Net Income

	Three Months Ended September 30,		Three Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Net income	$43,751	$41,724	$2,027	4.9%

As a result of the factors discussed above, net income increased by $2.0 million, or 4.9%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Revenues	$1,101,164	$1,007,437	$93,727	9.3%

Revenues increased by $93.7 million, or 9.3%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to (i) an increase in the number of inverters and power optimizers sold, with growth in revenues coming from Europe and from the U.S., mainly during the first quarter of 2020; and (ii) price increases on products sold in the U.S. intended to offset the increase in imposed tariffs on China made products in June 2019. Revenues from outside of the U.S. comprised 56.4% of our revenues for the nine months ended September 30, 2020 compared to 56.2% for the nine months ended September 30, 2019. The number of power optimizers recognized as revenues increased by approximately 0.6 million units, or 5.2%, from approximately 11.2 million units in the nine months ended September 30, 2019 to approximately 11.8 million units in the nine months ended September 30, 2020. The number of inverters recognized as revenues increased by approximately 16,600 units, or 3.5%, from approximately 478,400 units in the nine months ended September 30, 2019 to approximately 495,000 units in the nine months ended September 30, 2020. Revenues from sale of commercial products that are characterized with lower ASP per watt increased during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Overall, and primarily due to the factors detailed above, our ASP per watt for solar products shipped decreased by $0.024, or 9.7%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Cost of revenues	$750,130	$671,348	$78,782	11.7%
Gross profit	$351,034	$336,089	$14,945	4.4%

Cost of revenues increased by $78.8 million, or 11.7%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to:

•

an increase in the volume of products sold;

•

increased customs tariffs, shipment and logistics costs of $16.9 million attributed to the change in tariff rates on Chinese made products imported into the U.S. from 10% to 25% in June 2019 as well as an increase in shipment costs due to increased product demand mainly in the first quarter of 2020;

•

an increase in other production costs of $26.4 million, which is mainly attributed to: an accrual for possible raw material write offs resulting from our reduced manufacturing forecast (triggered by lower demand) which may result in rendering these raw materials obsolete as well as other expenses related to reduced manufacturing volumes due to COVID-19. In addition this amount includes $1.3 million related to ramp up costs associated with the commencement of production in the Sella 1 manufacturing facility and $2.9 million related to ramp up manufacturing expenses in our e-Mobility division; and

•

an increase in personnel-related costs of $7.5 million related to the expansion of our operations and support headcount which grew in parallel to our growing install base worldwide and in connection with entering into the machinery and integrated powertrain markets.

This increase was partially offset by a decrease in warranty expenses and warranty accruals of $5.4 million associated with various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

Gross profit as a percentage of revenue decreased from 33.4% in the nine months ended September 30, 2019 to 31.9% in the nine months ended September 30, 2020, primarily due to:

•

an increase in other production costs;

•

increased shipment and logistics costs resulted from our growth and new customs tariff rules in the U.S.;

•

the arithmetic effect from the increase in selling prices in the U.S. intended to offset the increase in tariffs on Chinese made products imported into the U.S. from 10% to 25% in June 2019;

•

increased actual support costs related to our warranty obligations; and

•

lower gross profit from our e-Mobility and Automation Machines Divisions, coupled with ramp up manufacturing expenses in our e-Mobility division.

These were partially offset by:

•

increased profit on units sold due to cost reductions in the manufacturing process of these products; and

•

decreased warranty accruals due to various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses.

Research and Development

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Research and development	$115,610	$86,451	$29,159	33.7%

Research and development increased by $29.2 million, or 33.7%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to:

•

an increase in personnel-related costs of $21.5 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub-contractors in an amount of $3.4 million; and

•

increased expenses related to other overhead costs in an amount of $2.9 million.

Sales and Marketing

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
Sales and marketing	$67,113	$64,325	$2,788	4.3%

Sales and marketing expenses increased by $2.8 million, or 4.3%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to:

•

increased personnel-related costs of $5.8 million as a result of an increase in headcount supporting our growth, as well as salary expenses associated with employee equity-based compensation; and

•

increased expenses related to other overhead costs and other expenses in an amount of $1.2 million.

These factors were partially offset by:

•

decreased expenses related to marketing activities in an amount of $2.1 million; and

•

decreased expenses related to travel in an amount of $2.1 million.

General and Administrative

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(in thousands)
General and administrative	$45,077	$37,590	$7,487	19.9%

General and administrative expenses increased by $7.5 million, or 19.9%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to:

•

increased expenses related to an accrual for doubtful debts in an amount of $3.9 million; and

•

increased personnel-related costs of $2.6 million.

Other operating (income) expenses

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Other operating (income) expenses	$(4,900)	$8,305	$(13,205)	(159.0)%

Other operating income was $4.9 million, in the nine months ended September 30, 2020 compared to other operating expenses of $8.3 million in the nine months ended September 30, 2019, due to:

•

a payment of $5 million received by us in connection to a matter settled in arbitration for Kokam Co., Ltd. (“Kokam”) in the fourth quarter of 2019, for which we had indemnification; and

•

a decrease in expenses in the amount of $8.3 million related to payroll, bonus and employees’ equity-based compensation acceleration related to the untimely death of Mr. Guy Sella, our Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing.

Financial Expenses (Income), net

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Financial expenses (income), net	$(10,725)	$22,401	$(33,126)	(147.9)%

Financial income was $10.7 million in the nine months ended September 30, 2020 compared to financial expenses of $22.4 million in the nine months ended September 30, 2019, primarily due to an increase of $34.7 million in foreign exchange fluctuations, mainly between each of the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar.

Taxes on Income

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Tax on Income	$16,192	$24,405	$(8,213)	(33.7)%

Taxes on income decreased by $8.2 million, or 33.7% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to:

•

a decrease of $5.5 million of current tax expenses mainly attributed to a decrease of taxable income and GILTI taxes, both due to higher deductible expenses in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

•

a decrease in previous years taxes of $1.7 million.

•

an increase of $1.0 million in deferred tax assets, net.

Net Income

	Nine Months Ended September 30,		Nine Months Ended September 30, 2019 to 2020
	2020	2019	Change
	(In thousands)
Net income	$122,667	$92,612	$30,055	32.5%

As a result of the factors discussed above, net income increased by $30.1 million, or 32.5% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$28,374	$68,700	$195,429	$175,934
Net cash provided by (used in) investing activities	$(26,177)	$(6,176)	$699	$(58,397)
Net cash provided by (used in) financing activities	$628,317	$(922)	$637.313	$(68,307)
Increase in cash and cash equivalents	$630,514	$61,602	$833,441	$49,230

As of September 30, 2020, our cash and cash equivalents were $1,048.1 million. This amount does not include $131.6 million invested in available for sale marketable securities, $2.2 million invested in restricted bank deposits and $20.0 million invested in short-term bank deposits. Our principal uses of cash are funding our operations and other working capital requirements. As of September 30, 2020, we have open commitments for capital expenditures in an amount of approximately $114.5 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $326.7 million related to raw materials and commitments for the future manufacturing of our products. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

To the extent that revenues decrease over the coming quarters due to the economic downturn caused by COVID-19, we expect that our cash balances would also decrease. This will be compounded by our continued investment in research and development activities including the establishment of a lithium-ion factory in Korea which is continuing as planned and the support of our other non-solar businesses as they grow. We carefully oversee our cash resources and believe that our strong balance sheet positions us well to manage the coming quarters despite any temporary decline in revenues.

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

Operating Activities

For the nine months ended September 30, 2020, cash provided by operating activities was $195.4 million, derived mainly from net income of $122.7 million that included $62.2 million of non-cash expenses, a decrease of $118.0 million in trade receivables and $37.9 million in prepaid expenses and other accounts receivable, an increase of $10.6 million in accrued expenses and other accounts payable, $23.2 million in warranty obligations, and $3.1 million accruals for employees. This was offset by a decrease of $24.3 million in deferred revenues, $35.5 million in trade payables, an increase of $122.0 million in inventories, and $0.5 million in operating lease liabilities.

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

As a result of the disruption caused by COVID-19, we continue to anticipate a lower volume of orders in the next quarters relative to pre-COVID-19 orders, and in light of purchase obligations and manufacturing commitments incurred by us prior to the outbreak of COVID-19, our inventory levels may further increase in the next quarters resulting in consumption of cash for operating activities.

Investing Activities

During the nine months ended September 30, 2020 net cash provided by investing activities was $0.7 million, of which $116.4 million from maturities of available-for-sale marketable securities which were not re-invested in order to maintain high cash balances to mitigate risks associated with COVID-19 and $25.5 million from the withdrawal from restricted bank deposits. This was offset by $36.8 million which was invested in available-for-sale marketable securities, $14.6 million was invested in short term bank deposits, and $89.8 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements.

During the nine months ended September 30, 2019, net cash used in investing activities was $58.4 million, of which $103.7 million was invested in available-for-sale marketable securities, $39.7 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements, net, $38.4 million was utilized for the acquisition of SolarEdge Automation Machines SPA and SolarEdge eMobility SPA (formerly S.M.R.E Spa and I.E.T Spa, respectively), This was offset by $119.6 million from proceeds from sales and the maturities of available-for-sale marketable securities and a decrease of $3.8 million in bank deposits.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $637.3 million, of which, $618.3 million were proceeds from the issuance of the Notes, net of $14.2 million of issuance costs , $15.2 million related to proceeds from new bank loans of Kokam and $19.2 million attributed to cash received from the exercise of employee and non-employee stock-based awards. This was offset by $15.4 million used for repayment of loans we acquired as part of the Kokam acquisition.

For the nine months ended September 30, 2019, net cash used in financing activities was $68.3 million, of which $67.1 million related to the purchase of non-controlling interests in Kokam and SolarEdge Automation Machines, $4.9 million was used for repayment of loan obligations we acquired as part of the acquisitions of Kokam, SolarEdge Automation Machines SPA and SolarEdge eMobility SPA and $1.2 million was related to the purchase of land and building formerly leased under a financial lease. This was offset by $4.9 million attributed to cash received from the exercise of employee and non-employee stock options.

Convertible Senior Note

On September 25, 2020, we issued $632.5 million aggregate principal amount of our Notes in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. We intend to use the proceeds of the Notes for general corporate purposes. See Note 8 to our interim financial statements for more information.

Debt Obligations

   During the nine months ended September 30, 2020, Kokam redeemed all outstanding loans and entered into new bank loans in an aggregate amount of $15.2 million. The new bank loans mature in two installments through December 31, 2020, with annual interest rate of 1.64%. As of September 30, 2020, the aggregate outstanding amount of the new bank loans was $15.6 million.

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

Foreign Currency Exchange Risk

Approximately 50.7% and 52.3% of our revenues for the nine months ended September 30, 2020 and 2019, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2020, between the Euro and the U.S. Dollar would increase or decrease our net income by $52.2 million for the nine months ended September 30, 2020. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2020, between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $12.4 million for the nine months ended September 30, 2020. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2020, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $10.4 million for the nine months ended September 30, 2020.

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

In addition, we also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly put and call options to sell Euro for U.S. dollars, put and call options to sell U.S. dollars for South Korean Won (“KRW”) and forward contracts to sell Australian dollars (“AUD”) for U.S. dollars. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2020, one customer accounted for approximately 10.6% of our consolidated trade receivables, net balance. We currently do not foresee a credit risk associated with these receivables other than the amount included in our financial statements.

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

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees were working remotely due to the COVID-19 pandemic. We are continuously monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

In our Annual Report on Form 10-K for the year ended December 31, 2019 we disclosed that in May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against our two Chinese subsidiaries and our equipment manufacturer in China. The lawsuits, filed in the Guangzhou Intellectual property court, alleged infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale, and damage awards of approximately $4.7 million. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately $1.55 million (including court fees) with respect of one of the patents. We believe that we have meritorious defenses to the claims asserted by Huawei and the judgement of the first instance court and have filed an appeal with the Supreme People’s Court. The first instance court’s judgement is not enforceable pending the appeal.

In September 2018, our German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleged that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA requested inter alia an injunction and a determination for a claim for damages for sales in Germany. Plaintiff also asserted a value in dispute of EUR 5.5 million (approximately $6,450) for both patents. We challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. We believe that we have meritorious defenses to the claims asserted on the remaining patent and intend to vigorously defend against the remaining lawsuit.

In addition in the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2019. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1ARISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the supplemental risk factors added below:

We may not have the ability to raise the funds necessary to settle conversion of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.

Holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the Indentures governing their respective Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such notes or to pay cash upon conversion of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

None.

ITEM 6EXHIBITS

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

4.1	Indenture, dated September 25, 2020, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 25, 2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

Date: November 4, 2020	/s/ Zvi Lando
Zvi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)