Form 10-K
period 2020-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2021-02-19
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $ 6,828,285,341 (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $138.78 per share as reported on the Nasdaq Global Select Market.

As of February 10, 2021, there were 51,581,559 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in “Item 1. Business,” “Item 1A. Risk Factors” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, competitive position, industry and regulatory environment, effects of acquisitions, growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K, including:

•

the duration, scope and effects of the ongoing COVID-19 pandemic and government and other third party responses to it and the related macroeconomic effects, including to our business and the business of our suppliers and customers;

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

•

our ability to service our debt; and

the other factors set forth under “Item 1A. Risk Factors.” Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.BUSINESS

Introduction

We are a leading provider of an optimized inverter solution that changed the way power is harvested and managed in photovoltaic (also known as PV) systems. Our direct current or DC, optimized inverter system maximizes power generation while lowering the cost of energy produced by the PV system, for improved return on investment, or RoI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, and improved operating and maintenance, or O&M, with module-level and remote monitoring. The typical SolarEdge optimized inverter system consists of inverters, power optimizers, a communication device which enables access to a cloud based monitoring platform and in many cases, additional smart energy management solutions. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility‑scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 22.4 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in 133 countries.

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. By leveraging world-class engineering capabilities and with a relentless focus on innovation, SolarEdge now offers energy solutions which include not only residential, commercial, and large scale PV systems but also product offerings in the areas of energy storage systems, or ESS, and backup, electric vehicle, or EV components and charging capabilities, home energy management, grid services and virtual power plants, lithium-ion batteries and uninterrupted power supply, known as UPS solutions.

We primarily sell our products indirectly to thousands of solar installers through large distributors and electrical equipment wholesalers and directly to large solar installers and engineering, procurement, and construction firms (“EPCs”). Our customers include leading providers of solar PV systems to residential and commercial end users, key solar distributors, and electrical equipment wholesalers as well as several PV module manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

The PV industry is surveyed by IHS Markit, an analytics company, that ranked SolarEdge as the top PV inverter supplier world-wide, by revenues, the top single phase PV inverter supplier world-wide based on MegaWatt shipments, and the top inverter supplier for the residential market world-wide as of their published “IHS PV Inverter Market Tracker - Fourth Quarter 2020”. As of December 31, 2020, we have shipped in the aggregate approximately 65.3 million power optimizers and 2.7 million inverters. More than 1.9 million PV installations, many of which may include multiple inverters, are currently connected to and monitored through, our cloud-based monitoring platform.

The SolarEdge Solution. Our DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. Our solution consists of inverters, power optimizers, a communication device which enables access to our cloud-based monitoring platform and addresses a broad range of solar market segments, from residential solar installations to commercial and small utility‑scale solar installations. Additional smart energy features and hardware that can be added to our solution includes a battery pack for storage of energy and a home energy automation system which enables greater savings for the system owner.

The key advantages of our solution over a traditional string inverter PV system include:

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

Our PV Solar Products Offering

SolarEdge began its commercial sales with a product offering of a simplified inverter, power optimizers, and cloud-based monitoring platform. As the solar energy industry has evolved, SolarEdge has developed innovative solutions to further enhance smart energy technology including inverters that include compatibility with batteries for increased self-consumption and storage, inverters that allow EV charging, smart meters, smart energy devices (sockets, water heater controllers, wireless relay) and smart PV modules. This product expansion has enabled us to increase average revenue per installation, or ARPI.

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

Our power optimizers are designed to withstand high temperatures and harsh environmental conditions and contain multiple bypass features that localize failures and enable continued system operation in the vast majority of cases of power optimizer failure. Our power optimizers are compatible with the vast majority of modules on the market today and carry a 25‑year product warranty. Our power optimizers are designed to be used with our inverters to provide power optimization. Monitoring and safety features can also be achieved with third party inverters by adding supplemental communications hardware. During the year ended December 31, 2019 and the year ended December 31, 2020, revenues derived from the sale of power optimizers represented 44.5% and 42.9% of total revenues, respectively.

SolarEdge Inverter. Our DC‑to‑AC inverters contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability and are designed to work exclusively with our DC power optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our power optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our power optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficiency at all times and therefore is more cost‑efficient, energy efficient and reliable. Like our power optimizers, our inverters are designed to withstand harsh environmental conditions. Since the power rating of an inverter determines how many PV modules it can serve, larger installations require inverters with higher power ratings. We currently offer a single‑phase inverter designed to address the residential market (1 kilowatt (“kW”) to 11.4 kW) which is based on our HD-Wave technology and a three‑phase inverter designed to address the residential market in certain European countries and Australia as well as the commercial market (4 kW to 100 kW). Our single-phase inverters support a range of smart energy capabilities. In 2020, we launched our EnergyHub inverter and home backup solution for the U.S. residential market. The EnergyHub contains built in consumption monitoring, embedded revenue-grade production metering and integrated arc fault protection and rapid shutdown and is ready for a battery. In Europe, we launched our three-phase grid-tied inverter with battery storage. We also introduced our new commercial three-phase 120kw inverter with Synergy technology with enhanced power capabilities which is designed to enable quick and easy installation and inventory management for the commercial market. The vast majority of our inverters are sold with a 12‑year warranty that is extendable to 20 or 25 years for an additional cost. During the year ended December 31, 2019 and the year ended December 31, 2020 revenues derived from the sale of inverters represented 43.9% and 44.0% of total revenues, respectively.

EV Charging Inverter. SolarEdge’s EV charging inverter offers homeowners the ability to charge electric vehicles up to six times faster than a standard Level 1 charger through an innovative solar boost mode that utilizes grid and PV charging simultaneously. This inverter is the world’s first EV charger with an integrated PV inverter. Reducing the burden of installing separately a standalone EV charger and a PV inverter, the EV charging inverter eliminates the need for additional wiring, conduit and a breaker installation. By installing an inverter that has an integrated EV charge, no additional dedicated circuit breaker is needed, saving space and ruling out a potential upgrade to the main distribution panel.

StorEdge Solutions. Our StorEdge solution is an on-grid solution that is used to increase energy independence and maximize self-consumption and backup capabilities for homeowners by utilizing a battery to store and supply solar power as needed. The solution is based on a single inverter for both solar PV and storage. Our StorEdge solution is designed to provide smart energy functions such as maximizing self-consumption, Time-of-Use programming for desired hours of the day, and home energy backup solutions. To optimize self-consumption, the battery is charged and discharged to meet consumption needs and reduce the amount of power purchased from the grid. With a backup solution, unused solar PV power is stored in a battery and used during a power outage or when solar PV production is insufficient. When there is a power outage, a combination of solar PV power and battery is used to power important sources such as the refrigerator, communication devices, lighting, and AC outlets. Our proprietary monitoring platform provides visibility into battery status, solar PV production, and self-consumption, while offering easy maintenance with remote access to inverter and battery software. Existing SolarEdge systems can be upgraded to our StorEdge solution. Our StorEdge inverter with HD-Wave technology and backup interface is designed to support connection to backup generators or up to three StorEdge inverters with each inverter DC coupled to two batteries. In the first quarter of 2020, we launched a new backup StorEdge interface that raises available backup power and eliminates pre-defining loads for simplified energy management.

SolarEdge Software. We offer a variety of professional software tools from system design to monitoring:

Our “Designer platform” is a free web-based tool that helps solar professionals to plan, build and validate our residential and commercial systems from inception to installation.

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

In 2020 we launched the mySolarEdge application that enables system owners to easily track their real-time system production and household energy consumption, as well as view their inverter status for quick troubleshooting from their mobile phones.

Our cloud‑based monitoring platform collects power, voltage, current and system data sent from our inverters and power optimizers and allows users to view the data at the module level, string level, inverter level and system level from most browsers or from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential problems. The monitoring software includes features which are used on a routine basis by integrators, installers, maintenance staff, and system owners to improve a solar PV system’s performance by maximizing solar power harvesting and reducing O&M costs by increasing system up‑time and detecting PV module performance issues more effectively. Connection to the monitoring server is completed during installation by the installer. The installer then receives full access to system data through the monitoring software and can select the amount of data to be shared with the system owner.

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

Grid Services. As PV and storage continue to proliferate around the world, energy production is transitioning from a centralized system to a distributed network model, where energy is produced close to the location in which it is consumed and stored. This model creates an opportunity for new interconnected and decentralized energy networks offering improved grid reliability and stability, new energy services and reduction of grid infrastructure costs. SolarEdge grid services deliver near real-time aggregative control and data reporting, enabling the pooling of distributed energy resources such as photovoltaic systems, battery storage, electric vehicle chargers, and loads, in the cloud for the creation of virtual power plants. The SolarEdge grid services and VPP solution provides sophisticated management platforms to enable real-time, aggregated control of available energy resources to meet ever-changing supply needs and demand. Our distributed energy resources management system or DERMS application and APIs are used by utilities for countering peak demand events. In 2020, SolarEdge generated revenues from selling grid services in the U.S., Europe and Australia, including services provided to independent system operators, energy retailers, national installers and others.

Product Roadmap

Our products reflect the innovation focus and capabilities of our technology departments as well as the importance we place on creating value for our customers. Our core solar product roadmap is divided into five categories: power optimizers, inverters, software, energy storage, and smart energy management.

Power Optimizers. We currently sell our third generation power optimizer which was designed for fully automated assembly and which is based on our third generation ASIC. A key element of our reliability strategy, and a significant differentiator relative to our competitors, is our use of proprietary ASICs to control, among other things, our power optimizer’s power conversion, safety features, and PV module monitoring. Instead of using large numbers of discrete components, our power optimizer uses a single proprietary ASIC, thus reducing the total number of components in an electrical circuit and thereby improving reliability. In 2021, we expect to launch our fourth generation power optimizer which uses fourth generation ASIC that will provide higher efficiency and incorporates a new safety mechanism for PV systems including connector level fault detection. In addition, we are also continuing to develop the necessary subsystems for the fifth generation ASIC which will be used in our fifth generation power optimizer. Each new ASIC generation reduces the number of components required and meaningfully improved the efficiency of the power optimizer. The efficiency improvement reduces the energy losses which in turn reduces the amount of heat dissipation. This enables design of a more cost-effective and usually smaller enclosure and also keeps the electronics cooler, thereby improving the power optimizer’s reliability.

Inverters. Our inverter roadmap includes both new products as well as additional capabilities for existing inverters. Our inverter roadmap is intended to serve three purposes: (i) expand addressable markets by developing new and larger inverters designed specifically for larger commercial installations and utility‑scale projects; (ii) improve the electronics to increase the total power throughput while minimally changing the existing enclosure, thereby reducing the actual cost per watt and increasing economies of scale and (iii) improve ease of installation by integrating additional functionality required in certain installations in order to reduce costs of additional hardware and subcontractors’ labor costs.

Software. We continue to expand our software offering with introduction of new tools and new features to our current tools. This includes both professional web-based software and system owner applications such as the fleet management, the site designer tool, mySolarEdge consumer app and installer applications.

Our cloud‑based monitoring platform is continuously growing by the amount of data aggregated. We are continuously developing tools to accommodate our growth and further enhance our service offering. Specifically, we plan to improve our reporting systems and enable users to obtain self‑generated customized reports. We also expect to expand algorithms that detect and pinpoint problems that can affect power production in field systems. We further plan to add more capabilities through our public application program interface to allow users to build and integrate our system into their own systems and to allow users to build and share useful applications based on monitoring data gathered by our software.

Energy Storage. We are working to continue to expand our on-grid and backup offering for the residential market including by introducing our own home battery which is expected to launch during the second quarter of 2021, while also developing our own battery for the commercial market segment.

Smart Energy Management

Our smart energy management offering manages and controls PV production, home consumption, storage, home generator and grid interaction, and is designed to automatically use excess PV power to increase self-consumption of solar energy and reduce energy bills and carbon footprints. The offering controls electrical loads such as, pool pumps, fans, lighting and other home appliances by using several accessories such as a smart socket, smart switch relays and more, and is able to divert excess solar energy to heat water. We are developing new features and capabilities for the smart energy suite which is constantly evolving. Specifically, we have current plans to add the ability to control additional energy loads and are developing capabilities for the commercial segment. We also plan on expanding the availability of our smart energy products, including smart energy management devices, to new geographies and use cases.

Products from Non-Solar Businesses

During the year ended December 31, 2018, we expanded our product offering by completing the acquisition of the assets of a business for the development, manufacturing and sale of uninterrupted power supply or UPSs (“Critical Power”) as well as the acquisition of Kokam Co., Ltd. (“Kokam”), a provider of Lithium-ion cells, batteries and energy storage solutions. In January 2019, we further expanded our product offering by completing the acquisition of approximately 99.9% of SolarEdge Automation Machines SPA (“SolarEdge Automation Machines”) and its wholly owned subsidiary SolarEdge eMobility SPA (“SolarEdge e-Mobility”) (formerly S.M.R.E Spa and I.E.T Spa, respectively). SolarEdge Automation Machines manufactures automated machinery for industrial applications and SolarEdge e-Mobility develops, manufactures and sells end-to-end e-Mobility solutions for electric and hybrid vehicles used in motorcycles and light commercial vehicles. These acquisitions allow us to offer a variety of products and solutions in addition to the SolarEdge solution, in adjacent markets.

UPS products. Our Critical Power product offering includes a range of UPS and power supply solutions for use in various applications including datacenters, communications, defense, healthcare, industrial, financial, transportation, government and, retail. The products include modular UPS solutions ranging from 10 kW to 1.2 MW, modular power systems for the telecommunications market, and different control and management solutions. In the year ended December 31, 2020, we launched our advanced three-phase modular product family to the U.S. market with an offering for both 208V and 480V targeting industrial, health and IT/data centers applications.

Lithium-ion batteries and related products. Founded in 1989, Kokam, develops, manufactures and sells premium lithium-ion battery cells, batteries and energy storage solutions. Kokam’s patented cell manufacturing technology allows us to provide energy solutions of improved performance, safety, and reliability which can integrate with a wide-variety of industries, including Energy Storage Systems known as ESS, UPS, EVs, and marine. This year we began development of an additional factory in Korea for the manufacturing of 2GW of cells which is expected to be completed in the first half of 2022.

Products for e-Mobility. Through the acquisition of SolarEdge e-Mobility and SolarEdge Automation Machines, SolarEdge added to its product offering components for e-Mobility, automated production machines and telematics software. These solutions include innovative powertrain technology integrated with the gearbox, engine, battery, BMS, software, electronics and batteries for light goods vehicles, light commercial vehicles and e-motorcycles. In the year ended December 31, 2020, we delivered full electrical powertrain kits which consist of batteries, inverters, motor and a vehicle control unit for pre-production validation by an automotive manufacturer and expect to ramp delivery of additional powertrain kits in 2021. We recently announced that we were selected and will begin to supply full electrical powertrain units and batteries for the production of the Fiat E-Ducato light commercial vehicle.

New Products or Product Categories

We continuously evaluate opportunities to expand our product offerings and services to our customers. We may from time to time develop new products or services that are a natural extension of our existing business, or may engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergistic opportunities.

Sales and Marketing Strategy

Our solar business strategy is to focus on penetrating new geographic regions and increasing our market share. More specifically, we focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Our solar products have been installed in 133 countries.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. In the U.S., Germany, Italy, the Netherlands, Poland and Australia, our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies that are active in solar PV. We anticipate that an increasing percentage of solar PV equipment sales will also occur through electrical equipment wholesalers who sell to a broad range of electrical contractors, and we are focused on cultivating these global relationships. As of December 31, 2020, according to data available on our monitoring platform, over 37,400 installers around the world have installed SolarEdge solar PV systems. We also sell our power optimizers pre-installed onto several PV modules for manufacturers that offer PV modules with our power optimizer physically embedded into their modules.

Additionally, as further detailed below, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars, and partner trainings to educate them how best to design, sell, and implement our technology in their projects. Most of this activity was converted to on-line platforms during 2020 to enable continued training, education and marketing during the global pandemic such as the SolarEdge first Global Virtual Solar Show and additional virtual roadshows.

Our battery business strategy focuses on utilizing Kokam’s battery technology in our residential and commercial solar products and using any remaining manufacturing capacity for generating revenues from the sale of battery cells, modules and systems to other applications including ESS, e-mobility, marine and other applications. In the future we intend to further integrate our batteries into the UPS products and our other applications.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In 2020, one of our customers, Consolidated Electrical Distributors Inc. (CED) represented 14.8% of our revenues. None of our other customers accounted for more than ten percent of our revenues in the year ended December 31, 2020.

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

In 2020, as COVID-19 related lockdowns made in-person training events impractical in many countries, we adjusted our training methodologies to a hybrid approach combining hands-on and digital learning techniques. As a result, we were able to significantly increase our overall training reach, with approximately 900 training events (both in-person and digital) attracting approximately 58,000 participants from 90 countries.

This year we introduced the EDGE Academy, an intuitive web-based learning portal that aims to help SolarEdge installers improve their installation skills and minimize installation time. Using digital-learning, installers can complete a certification program in one of 12 available languages to become a certified SolarEdge installer. Each program is valid for two years. Since its launch in the fourth quarter of 2020, over 8,700 installers worldwide have successfully completed the training program, becoming certified SolarEdge installers.

In addition to over 200 new product training videos published on our YouTube channel in 2020 in multiple languages, we have also developed new mobile learning tools that improve the ability of our installers to quickly and efficiently install our products. Over the past year, more than 11,000 SolarEdge installers have increased their technical know-how and enhanced their installation techniques by using these tools, which were designed to assist them specifically at the time of system installation.

In addition to the above, we support our commercial system customers with design consulting throughout their sales process and installation.

Our technical support organization includes local expert teams, call centers, an online service portal and live chat service. Our toll‑free call and live chat centers are open Monday through Friday at least from 9:00 a.m. to 6:00 p.m. in every region in which we sell our products. In addition, customers can open and track support cases 24/7 utilizing our online portal. All support cases are monitored via a customer relationship management system in order to ensure service, track closure of all customer issues and further improve our customer service. Our call centers have access to our cloud‑based monitoring platform database, which enables real‑time remote diagnostics.

Customer service and satisfaction continues to be a key component of our business and we consider it integral to our success in the future. We maintain high levels of customer engagement through our call centers in California, Australia, Japan, Israel, India and Bulgaria. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on‑the‑job training of new installers. As of December 31, 2020, our customer support and training organization consisted of 435 full time employees worldwide.

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

Inverters

Most of our inverters are designed for single‑stage DC/AC conversion. Using our inverter in combination with the power optimizers allows the inverter control loop to maintain a regulated DC voltage level at its input, thereby allowing for long, uneven, and multi‑faceted strings while also enabling custom, cost efficient, and reliable inverter design and component selection. All of the power components, as well as the main magnetic components for our inverters, can then be optimized for DC/AC inversion at high efficiency.

Our inverters’ digital control algorithms are implemented using programmable digital signal processors which allow for flexibility and adaptation of control loops for various grids and for the requirements and standards of different grid operators across geographies. We have already implemented the control mechanisms necessary to support advanced grid codes and standards that are required to support high penetration of solar energy into utility grids. In 2020, we developed and manufactured our own DSP (ASIC) in our inverters which enables us to improve our control loops, increase our cost savings and be less dependent on third party suppliers in our manufacturing process. The DSP (ASIC) performs the critical power analysis and power conversion control functions of the inverter. The power analysis functions process the state and working parameters at the power inverter’s input and output, and together with advanced digital control and state machine logic controls the power conversion function. In addition, our digital control system uses technology that allows the inverter to anticipate and adapt to changing operating conditions, and to protect itself against system anomalies as well as comply with applicable regulations in the different regions in which we operate.

Our DSP (ASIC) is also in charge of the power line communications (PLC) networking link. Our power line communications link uses a proprietary networking technology that we developed, utilizing the existing DC wiring between the power optimizers and the inverter to transmit and receive data between these devices.

We have developed and continue to develop in house design and manufacturing capabilities for magnetic components in order to decrease dependence on suppliers, reduce costs and have better control over our production processes.

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate, and localize. We currently contract to have our solar products manufactured by two of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc. (“Jabil”) and Flex Ltd. (“Flex”). By using contract manufacturers, we are able to access advanced manufacturing equipment, processes, skills and capacity on a “capital light” budget. Our contract manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by the company. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines. Further, contracting with global providers such as Jabil, and Flex gives us added flexibility to manufacture certain products in China and Vietnam, closer to target markets in Asia and the North American west coast, as well as other products in Hungary, closer to target markets in Europe and the North American east coast, in each case, potentially increasing responsiveness to customers while reducing costs and delivery times. In the third quarter of 2020, we began commercial shipments to the U.S. of optimizers and inverters from our manufacturing facility located in the North of Israel “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. We expect Sella 1 manufacturing levels to continue to increase until the second quarter of 2021 when we expect Sella 1 to reach full manufacturing capabilities.

We have developed propriety automated assembly lines for the manufacturing of our power optimizers. These assembly lines, currently operating in all of our manufacturing facilities enable the manufacturing of more than 5,000 optimizers per machine per day. We invest resources in additional automated assembly lines as well as in automated machinery for subassembly and self-manufacturing of certain components used in our products, and we own and are responsible for funding all of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines and other machinery is funded out of our cash flows.

We source our raw materials through various component manufacturers and invest resources in continued cost-reduction efforts as well as verifying second and third sources so as to limit dependence on sole suppliers.

Our Korean subsidiary, Kokam, has a manufacturing facility for lithium-ion cells and batteries that has the capacity to manufacture up to 150 MWH per annum. In 2020, we began construction of “Sella 2”, a 2GWh Li-Ion battery factory in Korea. The new factory is being constructed to meet the growing global demand for Li-Ion batteries, specifically in the energy storage system (ESS) and e-mobility markets. Sella 2 is expected to begin operation in the first half of 2022.

SolarEdge e-Mobility has a manufacturing and assembly facility in Umbertide, Italy for our e-Mobility division.

Reliability and Quality Control

Our power optimizers are either connected to each PV module by installers, or embedded in each PV module by PV module manufacturers. Our power optimizers are designed to be as reliable as the PV module itself and capable of withstanding the same operating and environmental conditions.

Our reliability methodology includes a multi‑level plan with design analysis, sub‑system testing of critical components by Accelerated Life Testing, and integrative testing of design prototypes by Highly Accelerated Life Testing and large sample groups. As part of our reliability efforts, we subject components to industry standard conditions and tests including in accelerated life chambers that simulate burn‑in, thermal cycling, damp‑heat, and other stresses. We also conduct out of box audits (OBA) on our finished products. In addition, on-line reliability tests (ORT) are conducted on our optimizers and we test complete products in stress tests and in the field. Our rigorous testing processes have helped us to develop highly reliable products.

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

We have a strong research and development team with wide‑ranging experience in power electronics, semiconductors, power line communications and networking, chemical, mechanical and software engineering. In addition, many members of our team have expertise in solar technologies. As of December 31, 2020, our research and development organization had a headcount of 904 employees.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know‑how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2020, SolarEdge had 363 issued patents, world-wide and 354 patent applications pending for examination. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control, battery technology and management systems. Our issued patents are scheduled to expire between 2021 and 2039.

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

Competition

The markets for our solar products are competitive, and we compete with manufacturers of traditional inverters, as well as manufacturers of other MLPE systems. The principal areas in which we compete with other companies include:

•

product and system performance and features;

•

total cost of ownership;

•

reliability and duration of product warranty;

•

customer service and support;

•

breadth of product line;

•

local sales and distribution capabilities;

•

compliance with applicable certifications and grid codes;

•

size and financial stability of operations; and

•

size of installed base.

Recent market trends show an increased focus on safety features in rooftop installations, and the emergence of standards that are evolving to address such concerns. In particular, the arc fault detection and interruption (AFCI) and rapid shutdown (RSD) standards in the US market, have led to the introduction of module-level rapid-shutdown devices from our competitors. We believe the existence of rapid shutdown capabilities built into our optimizers positions us well in this regard, and could serve as a competitive advantage. Additionally, in 2020 we have seen PV module manufacturers introduce larger PV modules with higher power levels reaching over 600W. This market trend, which comes as a result of PV cell manufacturers introducing larger cell sizes such as M10 and M12 as well as different module build configurations, leads to market interest in higher power rating optimizers, micro inverters, and other MLPE devices. The increasing demand for storage and battery solutions is an additional noteworthy market trend which is expected to increase the attachment rate of storage to PV installations in the coming years.

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

The vehicle e-Mobility component market is dominated primarily by manufacturers such as Robert Bosch GmbH, ZF Friedrichshafen AG, Dana Incorporated and Magna International. As the global e-Mobility market expands, major automotive manufacturers, such as Toyota, Honda, Tesla, General Motors, and Ford, have increased their investments in the electric and hybrid vehicle components in order to increase their market share.

Government Incentives

U.S. federal, state, and local government bodies as well as non-U.S. government bodies, provide incentives to owners, end users, distributors, and manufacturers of solar PV systems to promote solar electricity in the form of rebates, tax credits, lower VAT rate and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation, and exclusion of solar PV systems from property tax assessments. The market for on‑grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary from time to time by geographic market and.

Import Tariffs

Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. As of June 2019, the U.S. trade representative (“USTR”) imposed import tariffs of 25% on a long list of products imported from China, including inverters and power optimizers. On January 15, 2020, the United States and China entered into an initial trade deal, which preserves the 2018 tariffs and indicates additional sanctions may be imposed if China breaches the terms of the deal.

In order to mitigate the negative effect of increased tariffs, we increased our manufacturing capabilities at our Vietnam manufacturing facility beginning in the fourth quarter of 2019 and throughout 2020. We also began manufacturing in Sella 1. As of December 31, 2020, the majority of our products being imported to the U.S. are manufactured in Vietnam, Israel and Hungary and are therefore not subject to the aforementioned tariffs.

Seasonality

The solar energy market is subject to seasonal and quarterly fluctuations affected by weather. For example, during the winter months in Europe and the northeastern U.S. where the climate is particularly cold and snowy, it is typical to see a decline in PV installations and this decline can impact the timing of orders for our products.

Sustainable, Responsible and Transparent Business Practices

In 2020, we made significant progress in our Environmental, Social and Governance (ESG) performance and disclosure. We published our newly articulated social purpose: “To power the future of energy so we can all enjoy better living and a cleaner, greener future.” This is supported by our social mission: “Shaping the future of sustainable energy production, energy storage and e-mobility through innovation”, our core values of innovation, excellence and integrity and a comprehensive sustainability strategy with 2025 targets in several areas. Our second annual Sustainability Report, published in 2020, meets the requirements of leading global sustainability disclosure standards, GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board) aligning our disclosure with leading corporations around the world and with the expectations of investors and other stakeholders. Our sustainability strategy, includes three pillars:

•

Powering Clean Energy: Accelerating the uptake of clean energy, delivering new smart energy, innovative solutions and improving the lifecycle impacts of our products. In 2020, we estimated that the cumulative sustainability impact of SolarEdge’s systems, based on 16.2 GW of optimized inverter systems shipped worldwide, translates into the prevention of 12.6 million metric tons of greenhouse gas emissions equivalent to powering 2.1 million homes with electricity for a full year, every year. In 2019, we supplied PV inverter systems equivalent to supplying annual electricity consumption for more than 737,000 homes, delivering an estimated avoidance of 4.4 million metric tons of greenhouse gas emissions annually.

•

Powering People: Maintaining leading responsible employment practices, upholding human rights and investing in communities. In 2020, we increased our workforce to support SolarEdge’s business growth, and maintained responsible employment practices, including a focus on safety. We published a new position on Human Rights and contributed to our communities in line with our commitment to donate to causes that support technology education and other social causes in areas in which we have a presence.

•

Powering Business: Maintaining and reinforcing ethical conduct throughout our value chain, advancing climate resilience, improving the efficiency of our resource consumption and ethical sourcing of raw materials and components. In 2020, we published our Approach to Environmental Stewardship and Climate Resilience and commenced the process of lifecycle analysis of our key products.

Our sustainability strategy aligns directly with 10 United Nations Sustainable Development Goals (SDGs), and our products and activities are most critical to achievement of SDG #7, Affordable Clean Energy. Supporting our sustainability strategy are 10 measurable ESG targets that we commit to delivering by 2025.

Human Capital

We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2020, we had 3,174 full‑time employees. Of these full‑time employees, 904 were engaged in research and development, 445 in sales and marketing, 1,549 in operations, production and support, and 276 in general and administrative capacities. Of our employees, 1,675 were based in Israel, 398 were based in Korea, 224 were based in the U.S., 180 were based in China, 235 were based in Italy, and an additional 462 were based elsewhere.

Except for our SolarEdge Automation Machines employees and the employees of SolarEdge e-Mobility, none of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Recruitment: As a rapidly growing business, we rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We aim to be inclusive in our hiring practices focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity.

Employee benefits: We aim to provide our employees with competitive salary and benefits that enable them to achieve a good quality of life and plan for the future. Our benefits differ according to local norms and market preferences, but typically include all salary and social benefits required by local law (including retirement saving programs, paid vacation and sick leave) and many additional benefits that go beyond legal requirements in local markets.

Leadership, Training and Development: We aim to provide our employees with advanced professional and development skills so that they can perform effectively in their roles and build their capabilities and career prospects for the future. We maintain a leadership program for managers and team leaders and deliver advanced professional training for sales, research and development and other functional teams as part of our extensive training program each year.

Diversity, Equity and Inclusion: During the past three years, we have more than doubled the total number of women in our organization, adding women at all levels. We are striving to increase the presence of women in executive and management positions as part of our 2025 target to promote gender parity and equal pay.

Workplace safety: We believe that all accidents and injuries at work are preventable and we aim to ensure a zero-injury culture across our offices and operations. We comply with applicable occupational health and safety regulations and are certified to Occupational Health and Safety Quality Management Standard ISO 45001:2018. Our injury rates are low.

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

ITEM 1A.RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks related to Our Business and Our Industry

We cannot be certain that we will sustain our current level of profitability in the future.

We achieved a net profit of $ $145.0 million and $140.3 million in the years ended December 31, 2019 and 2020, respectively. Our revenue and profitability for the year ended December 31st, 2020 did not grow as we previously anticipated mainly due to the adverse effects of COVID-19 on demands for our products, and on the global economy in general. Furthermore, in the future, our revenues from both solar and non-solar business may not grow at the pace we anticipate, or may decline for a number of reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry, the short term and long term effects of COVID-19 on our industry and business, or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to sustain profitability.

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

The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. Our non-solar businesses in adjacent markets, such as UPSs, Battery and e-Mobility are new to us and these are highly competitive markets in which we will need to compete. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. The viability and demand for our products, may be affected by many factors outside of our control, including:

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

Our revenues are primarily derived from products utilized in solar PV installations. Thus, our future success depends on continued demand for solar energy solutions and the ability of vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers, businesses, or utilities will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. If demand for solar energy solutions fails to develop sufficiently, demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations, and prospects.

Decreases in the retail prices of electricity from the utility grid, or other renewable energy resources, would make the purchase of solar PV systems less economically attractive and would likely lower sales of our products. The price of electricity derived from the utility grid could decrease as a result of:

•

construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy, or other generation technologies;

•

relief of transmission constraints that enable local centers to generate energy less expensively;

•

reductions in the price of natural gas, or alternative energy resources other than solar;

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

Many end-users depend on financing to fund the initial capital expenditure required to develop, build, or purchase a solar PV system. As a result, an increase in interest rates or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or the end-users, to secure the financing necessary to develop, build, purchase, or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. An increase in interest rates could lower such end-user’s return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause such end-users to seek alternative investments. Furthermore, the continuous effects of COVID-19 on the economy may influence the end-users willingness to invest in solar PV systems to our detriment, both due to end-users’ economic uncertainly as well as the market’s unwillingness to extend favorable financial terms to the end-users.

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring and other smart energy products, which could negatively affect our results of operations and market share.

The market for solar PV solutions is highly competitive. We principally compete with traditional inverter manufacturers as well as microinverter manufacturers. Currently, our DC optimized inverter system competes with products from traditional inverter manufacturers, and microinverter manufacturers, as well as emerging technology companies offering alternative MLPE products. Over the past few years, several new entrants to the inverter and MLPE market including low-cost Asian manufacturers, have announced plans to ship or have already shipped products in markets in which we sell our products, including, with respect to sales in Australia and in Europe. We expect competition to intensify as new and existing competitors enter the market. In addition, there are several new entrants that are proposing solution to the rapid shutdown functionality which has become a regulatory requirement for PV rooftop solar systems in the United States. If these new technologies are successful in offering a price competitive and technological attractive solution to the residential solar PV market, this could make it more difficult for us to maintain market share.

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

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including the residential and commercial sectors in the United States and Europe. The solar industry has historically been cyclical and has experienced periodic downturns which may affect the demand for equipment that we manufacture. The solar industry has undergone challenging business conditions in past years, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. Therefore, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims arising from defective products.

Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, or components thereof, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. In most cases, we offer a minimum 12-year limited warranty for our inverters, extendable to twenty five years for an additional cost, and a 25-year limited warranty for our power optimizers. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.

If one of our products were to cause injury to someone or cause property damage then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole.

We depend upon a small number of outside contract manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers.

While we are manufacturing a small portion of our products in Israel, we still heavily rely upon our contract manufacturers to manufacture most of our products. We mainly rely on two contract manufacturers. Any change in our relationship or contractual terms with our contract manufacturers, or changes in our contract manufacturers’ ability to comply with their contractual obligations could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Even though we have commenced manufacturing in our facility in Israel, the expected production volumes will not be sufficient to relieve our significant dependence on our contract manufacturers. In addition, we will remain heavily dependent on suppliers of the components needed for our manufacturing.

The revenues that our contract manufacturers generate from our orders represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner, especially in light of restrictions imposed by COVID -19. In addition, the facilities in which our products are manufactured are located outside of the U.S., currently in China, Vietnam, Israel, and Hungary. The location of these facilities outside of key markets such as the U.S. increases shipping time, thereby causing a long lead time between manufacturing and delivery.

If either of our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify, and select acceptable alternative contract manufacturers, which may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, which in turn could reduce our revenues, harm our relationships with our customers, subject us to liquidated damages for late deliveries, and damage our reputation with local installers and potential end-users, all of which will cause us to forego potential revenue opportunities. Further, the ramp of a new contract manufacturer is time consuming and draining on the resources of our operations team.

We may experience delays, disruptions, or quality control problems in our manufacturing operations.

Our product development, manufacturing, and testing processes are complex and require significant technological and production process expertise, involving a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be identified and properly rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a limited number of suppliers for key components and raw materials in our products to adequately meet anticipated demand. Due to the limited number of such suppliers, any changes or shortages in raw materials or key components we use could result in sales delays, higher costs associated with air shipments, cancellations, and loss of market share.

We depend on limited or single source suppliers for certain key components and raw materials used to manufacture our products, making us susceptible to quality issues, shortages, and price changes. Any of these limited or single source suppliers could stop supplying, or offering at commercially reasonable prices, our components or raw materials, cease operations or be acquired by, or enter into exclusive arrangements with our competitors. Because there are a few suppliers of raw materials used to manufacture our products, it may be difficult to timely identify and/or qualify alternate suppliers on commercially reasonable terms; therefore our ability to satisfy customer demand may be adversely affected. Transitioning to a new supplier or redesigning a product to accommodate a new component manufacturer would result in additional costs and delays. These outcomes could harm our business or financial performance.

Managing our supplier and contractor relationships is particularly difficult when we are introducing new products. For example, as we begin to ramp assembly and production of powertrain kits for the automotive industry, we are heavily reliant on third party suppliers that need to be approved through rigorous testing and validation processes for use in our supply chain. Once selected, it is timely and costly to replace such vendors.

Any interruption in the supply of limited source components or raw materials for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses associated with increased air shipments required to meet customer demand in a timely manner, and would harm our business. For example, we expect raw material shortages due to increased lead time which may affect our ability to timely receive certain components within the previously expected lead times. These shortages may result in a delay in sales, higher costs associated with air shipments, cancellations, and loss of market share.

We rely on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenues.

For the year ended December 31, 2020, our largest customer was Consolidated Electrical Distributors Inc. or CED, accounted for 14.8% of our revenues. Our next five largest customers for the year ended December 31, 2020 together accounted for 30.7% of our revenues. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control. The agreements we have with some of our largest customers do not have long-term purchase commitments and are generally cancellable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we do not have exclusive arrangements with our third party distributors and large installers. Many of our distributors, and large installers, also market and sell products from our competitors. These distributors and large installers may terminate their relationships with us at any time and with little or no notice. Further, these distributors and large installers may fail to devote resources necessary to sell our products at the prices, in the volumes, and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Termination of agreements with current distributors or large installers, failure by these distributors or large installers to perform as expected, or failure by us to cultivate new distributor or large installer relationships, could hinder our ability to expand our operations and harm our revenue and results of operations.

Mergers in the solar industry among our current or potential customers may adversely affect our competitive position.

There has been an increase in consolidation activity among distributors, large installers, and other strategic partners in the solar industry. For example, in October 2020, Sunrun, a leading provider of residential solar, battery storage and energy services, acquired Vivint Solar. If this consolidation continues, it will further increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.

We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen and expand our market position, our technological capabilities, or provide synergy opportunities. For example, we intend to continue to introduce new products targeted at large commercial and utility-scale installations and to continue to expand into other international markets.

Our success operating in these new markets, or in operating any acquired business, will depend on a number of factors, including our ability to develop solutions to address the requirements of the large commercial and utility-scale solar PV markets, timely certification of new products for large commercial and utility-scale solar PV installations, acceptance of power optimizers in solar PV markets in which they have not traditionally been used, our ability to manage increased manufacturing capacity and production, and to identify and integrate any acquired businesses.

Further, we expect these new solar PV markets and the additional markets we have entered to have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to develop and introduce these new products successfully, to successfully integrate acquired businesses or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to sustain profitability.

If we fail to build our non-solar businesses and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 152,500 inverters and approximately 3.6 million power optimizers in the fiscal year ending June 30, 2015, to annual product sales exceeding 663,000 inverters and 15.5 million power optimizers in the year ended December 31, 2020. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Our current and planned operations, personnel, customer support, IT, information systems, and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in an efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings, or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Conversely, the global pandemic and resulting economic downturn in many regions requires our ability to be flexible and decrease expenses where growth has slowed down. While we had anticipated 2020 to yield a more rapid level of growth and profitability, we had to rapidly adjust to the effects of COVID-19 by reducing the ramp rate of our manufacturing, slow down hiring plans and in some cases put on hold certain plans for growth and development. Our ability to react quickly to market conditions is not always in our control and any inability to do so could also adversely impact our business.

We may not have the ability to raise the funds necessary to settle conversion of our Convertible Senior Notes or Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.

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

Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation.

Our business and operations may be impacted by data security breaches and cybersecurity attacks, including attempts to gain unauthorized access to confidential data. We receive, store, and use certain personal information of our customers, and the end-users of our customers’ solar PV systems. We also store and use personal information of our employees. We take steps to protect the security, integrity, and confidentiality of the personal information we process; however, we have been subject to cybersecurity attacks and other information technology system disruptions in the past and, there is no guarantee that inadvertent or unauthorized access, use or disclosure will not occur despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

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

Third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services.

From time to time, we face attempts by others to gain unauthorized access through the Internet, introduce malicious software to our information technology (IT) systems, or corrupt the processes of hardware and software products that we manufacture and services we provide. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems or those of our customers or others. Furthermore, we are susceptible to similar attempts by our own employees or vendors who have access to our networks. From time to time, we encounter intrusions or attempts at gaining unauthorized access to our network. To date, none have resulted in any material adverse impact to our business or operations; however, there can be no guarantee that such impacts will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cyber-security breaches, the integrity and confidentiality of Company and customer data may be compromised as a result of human error, product defects, or technological failures. Cyber-security breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could result in our incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.

Our entry into business engagements with military bodies as our customers in the lithium-ion battery and energy storage business embodies a risk for potentially large-scale and uncapped liability.

As a result of the acquisition of Kokam, we sell a small portion of our products to military customers. Our sales to military customers often involve standard form contracts, which may not be subject to negotiation. In particular, certain of these contracts involve unlimited damages provisions that could result in large-scale liabilities.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments. In particular, we may not succeed in future acquisitions or be effective in integrating such acquisitions.

As part of our growth strategy, we have made a number of acquisitions, and may continue to make acquisitions and investments in the future. We frequently evaluate the tactical or strategic opportunities available related to complementary businesses, products or technologies. There can be no assurance that we will be successful in making additional acquisitions. Even if we are successful in making additional acquisitions, integrating an acquired company’s business into ours or investing in new technologies may result in unforeseen operating difficulties and large expenditures and absorb significant management attention that would otherwise be available for the ongoing development of our business, both of which may result in the loss of key customers or personnel and expose us to unanticipated liabilities. Further, we may not be able to retain the key employees that may be necessary to operate the businesses we acquire and we may not be able to attract, in a timely manner, new skilled employees and management to replace them.

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

Lithium-Ion used in our battery cells and packs can potentially catch fire or vent smoke and cause damage or injury

The battery cells and packs produced by our subsidiary, Kokam and the SolarEdge home battery which is expected to launch during the second quarter of 2021 make use of lithium-ion cells. We regularly test our products and take safety measures when manufacturing, selling and installing battery cells and packs. However, due to the high energy density of lithium-ion cells, mishandling, inappropriate storage, non-compliance with safety instructions or field failures can potentially cause a battery cell to rapidly release its stored energy, which may in turn cause a thermal event that can ignite nearby materials, including other lithium-ion cells. As the use of lithium-ion batteries becomes more widespread, these events may occur more often, causing damage to property, injury, lawsuits and adverse publicity, which may adversely affect our reputation, results of operations or financial condition.

Conditions in Israel affect our operations and may limit our ability to develop, produce and sell our products.

Our headquarters and research and development center are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been involved in a number of armed conflicts and is the target of terrorist activity. Ongoing state of hostility, varying in degree such as rocket fire from the Gaza Strip, has occurred on an irregular basis, disrupting day-to-day civilian activity and negatively affecting business conditions. Israel also faces threats from Hezbollah militants in Lebanon, Iranian militia in Syria, and others. We cannot predict whether or when such armed conflicts or attacks may occur or the extent to which such events may impact us. Any future armed conflict, political instability or violence in the region may impede our ability to manage our business effectively, operate our manufacturing plant in northern Israel, to engage in research and development, or otherwise adversely affect our business or operations. In the event of war, we may be forced to cease operations, which may cause delays in the distribution and sale of our products. Some of our directors, executive officers, and employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. In the event that our principal executive office is damaged as a result of hostile action, or hostilities otherwise disrupting the ongoing operation of our offices, our ability to operate could be materially adversely affected.

Additionally, several countries principally in the Middle East, restrict doing business with Israeli companies, and additional countries and groups may impose similar restrictions if hostilities in Israel or political instability in the region continue or increase. If instability in neighboring states results in the establishment of fundamentalist Islamic regimes or governments more hostile to Israel, or if Egypt, Turkey, or Jordan abrogates its respective peace treaty with Israel, Israel could be subject to additional political, economic, and military confines, and our operations and ability to sell our products to countries in the region could be materially adversely affected.

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

Our Israeli subsidiary was eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”). Beginning in January 2019, and with respect to its taxable results from 2019 onwards, our Israeli subsidiary further elected to apply the terms of the Investments Law as per “Preferred Enterprise” (“PE”) or “Preferred Technological Enterprise” (“PTE”). In order to remain eligible for the tax benefits for “Benefited Enterprises” with respect to our Israeli subsidiary’s taxable results until 2018 and with respect to its taxable results from 2019 for PE or PTE, we must continue to meet certain conditions stipulated in the Investments Law and its regulations, as amended. If these tax benefits are reduced, cancelled, or discontinued, our Israeli taxable income would be subject to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The statutory corporate tax rate for Israeli companies is 23% as of January 1, 2018 and onward. Additionally, if we increase our activities outside of Israel through acquisitions or otherwise through our Israeli subsidiary, our existing or expanded activities might not be eligible for inclusion in existing or future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out, or eliminate entirely the benefit programs under the Investments Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

It may be difficult to enforce a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel, or to serve process on our officers and directors.

The majority of our directors and executive officers, their assets, and most of our assets are located outside of the U.S. Consequently, a judgment obtained against any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the U.S. It also may be difficult to effect service of process on these persons in the U.S. or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws on the grounds of forum non conveniens. In addition, even if an Israeli court hears a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a lengthy and costly process. Further, an Israeli court may not enforce a judgment awarded by a U.S. or other non-Israeli court. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses these matters. As a result of the difficulty associated with enforcing a judgment against any of these persons in Israel, judgment against many of our directors and executive officers may be unachievable or unenforceable.

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

Risks Related to Legal, Compliance and Regulations

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. Because our customers’ sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and incentives for on-grid solar electricity may negatively affect the desirability of solar electricity and could harm or halt the growth of the solar electricity industry and our business. For example, in 2015 the U.S. congress passed a multi-year extension to the solar Investment Tax Credit (ITC), such extension helped grow the U.S. solar market. As of January 1, 2021, the ITC is reduced from 30 percent to 26 percent for both residential and commercial projects and is expected to reach 10 percent for commercial projects in 2024. The reduction in the ITC could reduce the demand for solar energy solutions in the U.S. which would have an adverse impact on our business, financial condition, and results of operations. Furthermore, due to the continued economic downturn from COVID-19, many of the institutions utilizing ITC may significantly pull back or no longer have the ability to invest, meaning that financing for solar projects may become seriously diminished.

In general subsidies and incentives may expire on a particular date, end when the allocated funding is reduced or terminated due to, inter alia, legal challenges, adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning.

In addition, several jurisdictions have adopted renewable portfolio standards mandating that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources, such as solar, by a certain compliance date. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used or sold by the generator. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

Changes to net metering policies may reduce demand for electricity from solar PV systems and harm our business.

Our business benefits from favorable net metering policies in most U.S. states and some European countries. Net metering allows a solar PV system owner to pay his or her electric utility only for power usage net of production from the solar PV system. System owners receive credit for the energy that the solar installation generates to offset energy usage at times when the solar installation is not generating energy. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills if more energy is produced than consumed.

Most U.S. states have adopted some form of net metering. Yet, net metering programs have recently come under regulatory scrutiny in some U.S. states due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. For example, in 2019, Louisiana Public Service Commissions adopted net metering policies aiming at lowering the solar customers’ savings. We cannot assure you that the programs will not be significantly modified going forward.

If the value of the credit that customers receive for net metering is reduced, end-users may be unable to recognize the current level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for our products and could have a material adverse effect on our business, financial condition, results of operations and future growth.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of solar PV systems that may significantly reduce demand for our products or harm our ability to compete.

Federal, state, local and foreign government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies could deter purchases of solar PV systems sold by our customers, significantly reducing the potential demand for our products. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to use solar PV systems sold by our customers and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar PV systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, could require the price of solar PV systems and their component parts to be lower in order to compete with the price of electricity from the electric grid.

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

General Risks

The ongoing COVID-19 pandemic, and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, our operations and financial results.

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our supply chain, operations, and customer demand. As a result of the COVID-19 pandemic, governmental authorities worldwide have imposed mandatory closures, stay-at-home orders, and social distancing protocols that significantly limit the movement of people, goods, and services or otherwise restrict normal business operations or consumption patterns. Our compliance with these measures has disrupted, and depending on the duration of such measures may continue to disrupt, our business and operations, as well as that of our key customers and suppliers for an indefinite period of time. Additionally, to support the health and well-being of our employees, our work force has had to spend a significant amount of time working remotely which has impacted our day-to-day operations, our ability to meet customers and create future sales and business opportunities. The COVID-19 pandemic has resulted in slower growth and demand for our products and may continue to impact our revenues in the following quarters mainly contingent on the duration of the global economic downturn. In addition, since the outbreak and the restrictions on travel, our employees and management have been unable to travel to customers, manufacturing facilities and to suppliers. Our marketing activities, exhibitions and shows have also been cancelled or postponed, or have been held virtually.

The full extent the effects COVID-19 will have on our business depend on numerous evolving factors that we may not be able to currently accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for our products, disruptions or restrictions on our employees’ ability to work and travel, availability and long-term effectiveness of COVID-19 vaccination, especially in light of its recent mutation which has made the virus exponentially more contagious.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which may continue to adversely affect demand for our products and could adversely affect our results and financial condition in subsequent quarters. For example, some of our customers could potentially experience financial difficulties, which in turn could make it difficult for us to collect receivables as well as cause a decrease in the demand for our products which could negatively affect our revenues. Additionally, some of our suppliers may experience delivery delays or financial difficulties which could result in supply constraints and increased costs or delays to our productions.

The unprecedented and continuously evolving nature of the COVID-19, other pandemics or epidemics, could also have the effect of amplifying many of the other risks described in this Item 1A, Risk Factors.

We are dependent on ocean transportation to deliver our products in a cost efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted.

We rely on ocean transportation for the delivery of the majority of our products to our customers. We also rely on more expensive air transportation when ocean transportation is not available or compatible with the delivery time requirements of our customers or when we are unable to meet the growing volume demands of our customers and need to accelerate delivery times. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to ports and other shipping facilities as a result of the COVID-19 or other epidemics, and other factors not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Although our financial results are reported in U.S. dollars, 52.2% of our revenues in the year ended December 31, 2020 were generated in currencies other than the U.S. Dollar. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll), the Euro and to a lesser extent the Korean Won and other currencies. As detailed in the Foreign currency Exchange Risk under Item 7A -Quantitative and Qualitative Disclosures About Market Risk, our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel, Korean Won and other currencies in which we generate revenues, incur expenses, and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, New Israeli Shekel, Korean Won and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

From time to time, we may enter into forward contracts to hedge the exchange impacts on assets and liabilities denominated in Israeli Shekels, Euros and other currencies. As of December 31, 2020, we have used derivative financial instruments to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly put and call options to sell Euro for U.S. dollars and put and call options to sell Australian dollars (“AUD”) for U.S dollars, forward contracts to sell AUD for U.S. dollars, forward contracts to sell Euro for U.S. dollars and forward contracts to sell U.S. dollars for South Korean Won (“KRW”). These derivative instruments are not designated as cash flow hedges.

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

Risks Related To Intellectual Property

If we fail to protect, or incur significant costs in defending our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret, and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions with our customers, suppliers, employees, and others, to establish and protect our intellectual property and other proprietary rights. Our ability to enforce these rights is subject to litigation risks, as well as uncertainty as to the enforceability of our IP rights in various countries. When we seek to enforce our rights, we may be subject to claims that our IP rights are invalid or not enforceable. Our assertion of IP rights may result in another party seeking to assert claims against us, which could harm our business. Our inability to enforce our IP rights under any of these circumstances can harm our competitive position and business.

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

Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may also be subject to claims of intellectual property right infringement and related litigation, and, as we gain greater recognition in the market, we face a higher risk of being the subject of claims of violation of others’ intellectual property rights. For example in May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against our two Chinese subsidiaries and our equipment manufacturer in China. The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damages. In August, 2020 a first-instance judgment was issued ordering the three defendants to collectively pay damages in the amount of approximately $1.55 million (including court fees) with respect of one of the patents and we have filed an appeal with the Supreme People’s Court. The judgement is not enforceable until a final judgement of the higher courts is available. In addition, in February 2020, a preliminary injunction was rendered by the Guangzhou intellectual property court applying to seven inverter models. In line with the court’s mandate, SolarEdge took immediate action to make software changes to meet the court order and also appealed the decision.

Although we are certain that we have meritorious defenses to the claims, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses in litigation or settlement. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we could be forced to modify, limit or, in extreme cases, stop manufacturing and sales of our offerings in the relevant country and may be unable to effectively compete. Any of these results could adversely affect our business, financial condition, and results of operations.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are assigned to us or owned exclusively by us, depending on the jurisdiction, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined the method for calculating this Committee-enforced remuneration, , but rather uses the criteria specified in the Patent Law. Although our employees have agreed that any rights related to their inventions are owned exclusively by us, we may face claims demanding remuneration in consideration for such acknowledgement. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Due to our latest acquisitions, goodwill and other intangible assets totaled approximately $208.3 million, or approximately 8.5% of our total assets, as of December 31, 2020. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

Risks Related to the Ownership of Our Common Stock

We cannot assure you that our stock price will not decline or not be subject to significant volatility.

Shares of our common stock were sold in our initial public offering in March 2015 at a price of $18.00 per share, and during the year ended December 31, 2020, the reported high and low prices of our common stock ranged from $67.02 to $335.8 per share. As further detailed in the Performance Graph in Item 5 below, the price of our Common Stock in 2020 was highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

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

•

conversion of all or portion of the Notes;

•

strategic actions by us or our competitors, such as acquisitions or restructurings; and

•

changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations unrelated or disproportionate to the operating performance of affected companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, changes in U.S. regulations and policies with respect to renewable energy , interest rate changes, or international currency fluctuations, may cause the market price of our common stock to decline. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial cost and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.PROPERTIES

Our corporate headquarters are located in Herzliya Pituach, Israel.

Leased Offices and R&D Laboratories

As of December 31, 2020, we lease office, testing, and product design facilities in Israel.

In addition to our leased properties in Israel, we lease offices and lab facilities in California, Germany, Netherlands, Italy, France, Australia, UK, Japan, Turkey, Romania, India, Bulgaria, Belgium, Taiwan, Korea and China as well as an R&D and call center in Bulgaria.

Manufacturing

We outsource most of our manufacturing to our manufacturing partners. We have our own manufacturing facility, Sella 1, in the North of Israel. We also have a factory in which we manufacture lithium-ion batteries for Kokam’s operations, our Korean subsidiary, and have begun construction of Sella 2, our second lithium-ion cell and battery factory in Korea.

Owned Properties

In addition to our leased properties, we also own manufacturing facilities in Italy, office and manufacturing facilities in South Korea, and an office space in the U.K. Additionally, in March of 2020, we purchased land in South Korea for the construction of an additional manufacturing facility for lithium-ion cells and batteries.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available on commercially reasonable terms.

ITEM 3.LEGAL PROCEEDINGS

In June and July 2018, we filed three lawsuits for patent infringement against Huawei Technologies Co., Ltd., a Chinese entity, Huawei Technologies Düsseldorf GmbH, a German entity, and WATTKRAFT Solar GmbH, a German distributor for Huawei. The lawsuits, filed in the Mannheim District Court in Germany, assert unauthorized use of patented technology, and are intended to protect SolarEdge’s significant investment in its innovative DC optimized inverter technology. Seeking monetary damages, an injunction, and recall of infringing Huawei inverters and optimizers from the German market, the lawsuit is intended to prevent the defendants from selling any multi-level inverters and optimizers infringing upon SolarEdge’s PV inverter and optimizer technology protected in the asserted patents in Germany. In November 2019, one of the patents underlying one of the lawsuits was revoked by the European Patent Office and as such the relevant parallel infringement proceedings have been stayed. In March of 2020, SolarEdge appealed this decision of the European Patent Office. In the other two lawsuits hearings were held and in one of the proceedings the claim was dismissed and we have appealed to a higher court. In the parallel nullity proceedings regarding this patent, a hearing has been held, but no decision has been rendered. The third lawsuit is pending a court appointed expert opinion. We intend to continue to vigorously fight to protect our patented technology.

In May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against our two Chinese subsidiaries and our equipment manufacturer in China. The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damage awards. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately $1.6 million (including court fees) with respect of one of the patents. We appealed this judgement with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to approximately $7.6 million and for a preliminary injunction with respect to the second lawsuit. In February 2021, a preliminary injunction was rendered by the Guangzhou intellectual property court with respect to a second lawsuit and applying to seven inverter models. In line with the court’s mandate, we took immediate action to make software changes to meet the court order and also appealed the decision. We believe that we have meritorious defenses to the claims asserted by Huawei.

In September, 2018, our German subsidiary, SolarEdge Technologies GmbH received a complaint filed by a competitor, SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of plaintiff’s patents. In its complaints, SMA requests inter alia an injunction, rendering account about past sales, a recall of products and a determination for a claim for damages for sales in Germany. SMA asserted a value in dispute of 5.5 million Euros (approximately $6.7 million) for both patents. We challenged the validity of both patents. In December 2019 the District Court of Düsseldorf found one of the two patents to be infringed and we appealed this decision to the Appeals Court Düsseldorf. In the parallel nullity proceedings regarding this patent, in October 2020, the German Patent Court rendered the SMA patent invalid; this invalidity has been appealed by SMA. Due to the invalidity proceedings, the infringement proceedings regarding this patent have been stayed. With respect to the other patent, in November 2019 the first instance court stayed the infringement proceedings since it considered it to be highly likely that the patent would also be invalid; We believe that we have meritorious defenses to the claims asserted and intend to vigorously defend against this lawsuit.

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

Holders of Record

As of December 31, 2020, there were 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from March 26, 2015 (using the price of which our shares of common stock were initially sold to the public) to December 31, 2020 to that of the total return of the Nasdaq Composite Index (INDEXNASDAQ.IXIC) and the MAC Global Solar Energy Index (SUNIDX). The comparison illustrates the relative change in stock price since our initial public offering on March 26, 2015. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

ITEM 6.SELECTED FINANCIAL DATA

Change in Fiscal Year

In 2016, our Board of Directors approved a change to our fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with other companies within our industry. We refer to the period beginning July 1, 2015 and ending June 30, 2016 as “fiscal 2016”. We previously filed a Form 10-KT to cover the transition period for the six-month period of July 1, 2016 through December 31, 2016. Following fiscal 2016, all of our fiscal reporting periods begin January 1 and end December 31.

Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2018, 2019 and 2020 and the selected consolidated balance sheet data as of December 31, 2018, December 31, 2019 and December 31, 2020, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2017 and June 30, 2016 and the six months ended December 31, 2016 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our results to be expected in any future period. These selected financial data should be read together with our consolidated financial statements and the related notes, as well as the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	Twelve Months Ended June 30,	Six Months Ended December 31,	Year Ended December 31,
	2016	2016	2017	2018	2019	2020
	(In thousands)

Consolidated Statements of Operations Data:
Revenues	$489,843	$239,997	$607,045	$937,237	$1,425,660	$1,459,271
Cost of revenues	337,887	159,097	392,279	618,001	946,322	997,912
Gross profit	151,956	80,900	214,766	319,236	479,338	461,359
Operating expenses:
Research and development, net	33,231	20,279	54,966	82,245	121,351	163,123
Sales and marketing	34,833	20,444	50,032	68,307	87,984	95,985
General and administrative	12,133	6,790	18,682	29,264	49,361	63,119
Other operating expenses (income)	—	—	—	—	30,696	(3,429)
Total operating expenses	80,197	47,513	123,680	179,816	289,392	318,798
Operating income	71,759	33,387	91,086	139,420	189,946	142,561
Financial expenses (income), net	471	2,789	(9,158)	2,297	11,343	(21,105)
Income before taxes on income	72,230	30,598	100,244	137,123	178,603	163,666
Taxes on income (tax benefit)	(4,379)	5,217	16,072	9,077	33,646	23,344
Net Income	$76,609	$25,381	$84,172	$128,046	$144,957	$140,322
Net loss attributable to non-controlling interests	-	-	-	787	1,592	-
Net income attributable to SolarEdge Technologies Inc.	$76,609	$25,381	$84,172	$128,833	$146,549	$140,322
Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$1.92	$0.62	$1.99	$2.85	$3.06	$2.79
Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$1.73	$0.58	$1.85	$2.69	$2.90	$2.66
Weighted average number of shares used in computing net basic earnings per share of common stock	39,987,935	41,026,926	42,209,238	45,235,310	47,918,938	50,217,330
Weighted average number of shares used in computing net diluted earnings per share of common stock	44,376,075	43,839,342	45,425,307	47,980,002	50,195,661	52,795,243

	As of December 31,
	2019	2020
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$223,901	$827,146
Available-for-sale marketable securities	211,021	291,121
Total assets	1,494,624	2,437,109
Total debt	15,846	591,627
Total stockholders’ equity	$811,670	$1,085,757

Key Operating Metrics

We regularly review a number of metrics, including the key operating metrics set forth in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate projections, and make strategic decisions.

	Years Ended December 31,
	2019	2020
Inverters shipped	665,520	661,904
Power optimizers shipped	15,801,378	15,462,162
Megawatts shipped (1)	5,618	6,106

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Annual Report on Form 10-K captioned “Selected Financial Data” and “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward‑looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Special Note Regarding Forward‑Looking Statements” and “Risk Factors”. For discussion related to changes in financial condition and the results of operations for the year December 31, 2018, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.

Overview

We develop, manufacture and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging, home energy management, grid services and virtual power plants, as well as products in our non-solar businesses which address e-Mobility, automation machines, lithium-ion cells and battery packs, and UPS solutions.

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report.

In the year ended December 31, 2020, one customer accounted for 14.8% of our revenues and our top three customers (all distributors) together represented 29.5% of our revenues.

Our revenues were $1,425.7 million, and $1,459.3 million for fiscal 2019, and fiscal 2020 respectively. Gross margins were 33.6% and 31.6% for fiscal 2019, and fiscal 2020, respectively. Net profits were $146.5 million and $140.3 million for fiscal 2019 and fiscal 2020, respectively.

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

We provide the “megawatts shipped” metric, which is calculated based on nameplate capacity shipped, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit sold, not necessarily each additional MW of capacity sold. Accordingly, we also provide the “inverters shipped” and “power optimizers shipped” operating metrics.

COVID-19 Impact & Response

We continue to monitor the evolving impact of COVID-19 on our operations and business. Our first priority continues to be to protect and support our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel, and have been able to continue our operations remotely or from our offices. We have maintained a flexible attendance policy that has allowed our employees to work remotely where possible in order to reduce the number of people who are in our offices while our labs and manufacturing facilities remain fully operational. Our manufacturing facilities in Korea, Italy and Israel, as well as our contract manufacturers facilities in China, Vietnam and Hungary have remained operational and at almost full capacity, with brief interruptions on a case by case basis in compliance with local laws. Our customer support centers are working at full capacity, primarily from home. Our operations and operating expenses have not been significantly impacted by these adjustments. Continued travel restrictions however have had an impact on our operations, including, by way of example delays in third party testing and certification of new products.

The actions taken around the world to slow the spread of COVID-19 have impacted the installation rate of PV systems which we are closely tracking through our monitoring portal globally and per country. We saw and reported a decline in installations in certain regions such as the United States and Italy beginning with the COVID-19 outbreak in March 2020 that negatively impacted our revenues in the second, third and fourth quarters of 2020 when compared to the first quarter of 2020. In certain cases we accommodated customers in certain regions who requested to cancel or delay the supply of their orders.

We have taken actions in order to mitigate the negative impacts of COVID-19 on our business operating results and financial condition. In the second quarter of 2020, we adjusted our original pre-COVID-19 business plans to implement substantial reductions of new hiring, elimination of redundant positions, reduction, where possible, of our spending, management of operations including a review of all of our variable, research and development projects, as well as a voluntary reduction of the base salaries/compensation of our executives and board members. The impact of these reductions is reflected in our 2020 year-end financial results. Overall, despite our ability to mitigate some of the economic effects of the COVID-19 pandemic by reducing manufacturing levels and lowering expenses, our revenues, net profitability and the overall market grew less than we had anticipated.

As anticipated, our fourth quarter revenues of $358.1 million, an increase from revenues of $338.1 million in the third quarter of 2020, reflect continuous improvement in installation rates in the U.S and rest of world, which were slightly decreased in Europe due to typical seasonality experienced in Europe during the winter. During the fourth quarter of 2020, many of our customers depleted existing accumulated inventory from previous quarters and we saw an increase in demand, resulting in higher quarterly revenues mainly from our U.S. based customers.

Key Components of Our Results of Operations

The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include power optimizers, inverters, EV chargers, smart energy devices, our cloud‑based monitoring platform as well as grid services. Our customer base mainly includes distributors, large solar installers, wholesalers, EPCs, and PV module manufacturers. In addition, we also generate revenues from the sale of lithium-ion cells, batteries and energy storage solutions, UPS systems, automation machines and EV powertrain solutions for electric vehicles.

Our revenues from the sale of solar-related products are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end‑user government incentives, seasonality, and competitive product offerings. Revenues from the sale of energy storage system or ESS products are affected by the type of product sold (cell, battery or system) and the type of the battery that is sold. Revenues from the sale of UPS products, SolarEdge Automation Machines and SolarEdge e-Mobility products are affected by the changes in the volumes, customers’ size and average selling prices of the products we sell.

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

In the year ended December 31, 2020, 42.9% of our revenues were generated from Europe, 42.0% of our revenues were generated from the United States and 15.1% of our revenues are generated from ROW. In the year ended December 31, 2019, 38.2% of our revenues were generated from Europe, 47.6% of our revenues are generated from the United States and 14.2% of our revenues were generated from ROW.

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

With respect to ESS, Automation Machines and e-Mobility products cost of revenues consists primarily of materials costs, labor costs associated with the manufacturing, variable utility, and operational costs related to the manufacturing factories, depreciation of testing and manufacturing equipment and other fixed costs.

Except for the manufacturing and assembly activities related to our acquired businesses and the manufacturing of solar products at Sella 1, we outsource our manufacturing to third‑party manufacturers and negotiate product pricing on a quarterly basis.

In fiscal 2020, the expansion of our manufacturing capabilities and increased inventory levels due to a decrease in demand as a result of COVID-19, enabled us to use ocean freight rather than previously used air freight to deliver the majority of our products. In addition, a higher portion of our products manufactured in non-tariff countries imported into the U.S. resulted in lower custom tariff charges. We anticipate maintaining inventory levels in 2021 to support our growth, continuing to deliver our products through ocean freight and reducing U.S customs tariffs exposure on imported products.

We continue to develop our own manufacturing capabilities. For example, we have developed our own proprietary automated assembly lines for our power optimizers, manufacture sub-assemblies such as cables and magnetics, and own large amounts of equipment in connection with such manufacturing activities. We expect to continue to invest in additional automated assembly lines in the future. We have designed and are responsible for funding all of the capital expenses associated with existing and planned automated assembly lines. The current and expected capital expenses associated with these automated assembly lines will be funded out of our cash flows generation.

Key components of our logistics supply channel consist of third party distribution centers in the U.S., Europe, Australia, and Japan. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third-party distribution centers and then, finally, shipped to our customers.

In the third quarter of 2020 we began commercial shipments to the United States of optimizers and inverters from Sella 1, which is expected to reach full manufacturing capabilities in the second quarter of 2021.

Cost of revenues also includes our operations, production and support departments’ costs. The operations and production departments are responsible for production management such as planning, procurement, supply chain, production methodologies, and machinery planning, logistics management and manufacturing support to our contract manufacturers, as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third-level support services which are provided by support personnel located in our headquarters. Our full‑time employee headcount in our operations, production and support departments has grown from 1,031 as of December 31, 2019 to 1,549 as of December 31, 2020.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs, and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative and other expenses. Personnel‑related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock‑based compensation. Our full‑time employee headcount in our research and development, sales and marketing, and general and administrative departments has grown from 1,400 as of December 31, 2019 to 1,625 as of December 31, 2020. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and development expenses

Research and development expenses include personnel‑related expenses such as salaries, benefits, stock‑based compensation, and payroll taxes. Our research and development employees are engaged in the design and development of power electronics, semiconductors, software, power line communications, networking and chemistry. Our research and development expenses also include third‑party design and consulting costs, materials for testing and evaluation, ASIC development and licensing costs, depreciation expense, and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to, and cost efficiencies in, our existing products and timely development of new products that utilize technological innovation, thereby maintaining our competitive position.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel‑related expenses such as salaries, sales commissions, benefits, payroll taxes, and stock‑based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices, and other indirect costs. The expected increase in sales and marketing expenses is due to an expected increase in the number of sales and marketing personnel and the expansion of our global sales and marketing footprint, enabling us to increase our penetration into new markets. These expenses will be determined to the extent that marketing activities resume, contingent upon the recovery of certain activities which have been halted due to COVID-19 such as travel, trade shows and in person customer trainings. We currently have a sales presence in many countries worldwide and intend to continue to expand our sales presence to additional regions.

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

Other expenses

Other expenses consist primarily of losses related to the sale of a SolarEdge Automation Machines (formerly named SMRE) subsidiary originally acquired as part of that acquisition, stock‑based compensation related to the untimely death of Mr. Guy Sella, our Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing on August 25, 2019, modification of PSU terms originally granted as part of the acquisition of SolarEdge Automation Machines, a claim acquired as part of the Kokam acquisition which was later settled in arbitration in 2020 and costs related to the write-off of identifiable intangible assets in SolarEdge e-Mobility which we ceased to use

Non-Operating Expenses

Financial expenses (income)

Financial expenses (income) consists primarily of interest income, interest expense, gains or losses from foreign currency fluctuations and hedging transactions.

Interest income consists of interest from our investment in available for sale marketable securities.

Interest expense consists of interest related to loans taken by Kokam and SolarEdge Automation Machines, advance payments received for performance obligations that extend for a period greater than one year, related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606), interest related to Accounting Standard Codification 842, “Leases” (ASC 842) and the accretion of the debt discount and amortization of debt issuance cost associated with our Notes due 2025.

Our functional currency is the U.S. Dollar. With respect to certain of our subsidiaries, the functional currency is the applicable local currency. Financial expenses, net is net of financial income which consists primarily of the effect of foreign exchange differences between the U.S. Dollar and the New Israeli Shekel, the Euro, the Korean Won and other currencies related to our monetary assets and liabilities, and the realization of gains or losses from hedging transactions.

Taxes on income

We are subject to income taxes in the countries where we operate.

In the year ended December 31, 2019, we recorded net income tax expenses of $6.7 million for federal and state tax in the U.S., which consists of $10.1 million current income tax expenses and $3.4 million deferred tax benefit. In the year ended December 31, 2020, we recorded net income tax expenses of $4.6 million for federal and state tax in the United States, which consists of $1.8 million current income tax expenses and $2.8 million deferred tax expenses. The decrease in tax liability was mainly due to lower taxable income for Federal tax and Global Intangible Low-Taxed Income or GILTI Tax.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to U.S. income tax law. These changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years 2018 onwards, created new tax liability on certain foreign-sourced earnings and certain related-party payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of 2018, to the provisional amounts including refinements to deferred taxes. The accounting for the tax effects of the Tax Act was completed as of December 31, 2018.

The Tax Act required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company has elected to pay its transition tax over an eight-year period as provided in the Tax Act.

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Investments Law is taxed at the corporate tax rate. The Israeli corporate tax rate is 23%.

Our Israeli subsidiary elected tax year 2012 as a “Year of Election” for “Benefited Enterprise” under the Israeli Investments Law, which provides certain benefits, including tax exemptions and reduced tax rates. Upon meeting the requirements under the Israeli Investments Law, income derived from productive activity under the Benefited Enterprise status, would subject to certain terms and limits, will be exempt from tax for two years from the year in which the Israeli subsidiary first generated taxable income. Since the Israeli subsidiary utilized all of its carryforwards losses in the six months ended on December 31, 2016, and was granted an approval by the Israeli Tax Authorities (“ITA”) in this regard, the two-year tax exemption has ended on December 31, 2018.

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

In December 2016, Amendment 73 to the Investments Law (the “2017 Amendment”) was published. According to the 2017 Amendment, special tax tracks for technological enterprises have been introduced, which are subject to rules that were issued by the Israeli Ministry of Finance. A Technological Preferred Enterprise, as defined in the 2017 Amendment, that is located in the central region of Israel, will be subject to tax at a rate of 12% on profits deriving from intellectual property (in Development Zone A - a tax rate of 7.5%). Our Israeli subsidiary has established its own manufacturing facilities for inverters and optimizers in Israel, located in a Development Zone A.

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

As of January 2019, our Israeli subsidiary elected to implement the 2011 and 2017 Amendments starting as of tax year 2019 and as a result, under the PTE regime with respect to our business activities in Israel, we expect that it will be entitled to an effective tax at a rate of approximately 12% in 2020.

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

Israeli tax law (Section 20A of the Tax Ordinance) allows, under certain conditions, a tax deduction for certain research and development expenses as prescribed in the Tax Ordinance for the year in which they are paid, subject to appropriate approval by the relevant Israeli government ministry, determined by the field of research. Expenses incurred in scientific research that are not approved by the relevant Israeli government ministry will be deductible over a three-year period commencing from the tax year in which they are paid. To date, our Israeli subsidiary has not obtained such approval.

Results of Operations

The following tables set forth our consolidated statements of income for the years ended December 31, 2019 and 2020. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of year ended December 31, 2020 and year ended December 31, 2019

	Year ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Revenues	$1,459,271	$1,425,660	33,611	2.4%
Cost of revenues	997,912	946,322	51,590	5.5%
Gross profit	461,359	479,338	(17,979)	(3.8)%
Operating expenses:
Research and development	163,123	121,351	41,772	34.4%
Sales and marketing	95,985	87,984	8,001	9.1%
General and administrative	63,119	49,361	9,858	20.0%
Other operating expenses (income)	(3,429)	30,696	(34,125)	N/A
Total operating expenses	318,798	289,392	25,506	8.8%
Operating income	142,561	189,946	(43,485)	(22.9)%
Financial expenses (income), net	(21,105)	11,343	(32,448)	N/A
Income before taxes on income	163,666	178,603	(11,037)	(6.2)%
Taxes on income	23,344	33,646	(9,841)	(29.2)%
Net income	$140,322	$144,957	(1,196)	(0.8)%
Net loss attributable to Non-controlling interests	-	1,592	(1,592)	(100.0)%
Net income attributable to SolarEdge Technologies Inc.	$140,322	$146,549	(2,788)	(1.9)%

Revenues

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Revenues	$1,459,271	$1,425,660	$33,611	2.4%

Revenues increased by $33.6 million, or 2.4%, in the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to (i) an increase of $99.1 million in sales generated from Europe and the rest of world;(ii) an increased proportion of solar related products and services; (iii) price increases on products sold in the United States intended to offset the increase in tariffs on China made products imposed in June 2019. This increase was partially offset by $65.5 million less sales in the United States compared to 2019 which we attribute principally to the negative impact of the COVID-19 pandemic on the economy in the United States. Revenues from outside of the U.S. comprised 58.0% of our revenues in the year ended December 31, 2020 as compared to 52.4% in the year ended December 31, 2019.

The number of power optimizers recognized as revenues decreased by approximately 0.2 million units, or 1.7%, from approximately 15.7 million units in 2019 to approximately 15.5 million units in 2020. The number of inverters recognized as revenues decreased by approximately 1,000 units, or 0.2%, from approximately 664,000 units in 2019 to approximately 663,000 units in 2020. Our blended ASP per watt for solar products shipped decreased by $0.018, or 7.5%, in 2020 as compared to 2019. This reduction in both product units and blended ASP is primarily attributed to higher revenues from the sale of commercial products mainly in the U.S, that are characterized with lower ASP per watt, as well as a change in our customer mix in the United States toward larger customers that enjoy preferable pricing. This ASP erosion was partially offset by an increased rate of revenues driven from the sale of residential products mainly in Europe that are characterized with higher ASP per watt, as well as the strengthening of the Euro against the U.S. dollar.

In our solar business, we expect that revenues in the first quarter of 2021, will increase in the United States. This increase is expected to be slightly offset by decrease in revenues in Europe due to seasonality which is typically experienced in Europe during the first quarter of the year. In addition, we expect an increase in overall revenues from the sale of full powertrain kits and batteries to an automotive manufacturer by SolarEdge e-Mobility which is part of our non-solar business.

Cost of Revenues and Gross Profit

Year Ended December 31,	2019 to 2020
2020	2019	Change
(In thousands)
Cost of revenues	$997,912	$946,322	$51,590	5.5%
Gross profit	$461,359	$479,338	$(17,979)	(3.8)%

Cost of revenues increased by $51.6 million, or 5.5%, in 2020 as compared to 2019, primarily due to:

•

an increase in warranty expenses and warranty accruals of $8.6 million associated primarily with an increase of products in our install base; this increase was partially offset by various cost reductions on the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•

an increase in other production costs of $32.7 million, which is mainly attributed to changes in raw material inventory valuations related to manufacturing volumes, anticipated future use of such raw materials and inventory write-offs. In addition, this amount includes $1.3 million related to ramp up costs associated with the commencement of production in our Sella 1 manufacturing facility and $2.9 million related to the ramp of manufacturing in SolarEdge e-Mobility; and

•

an increase in personnel-related costs of $5.8 million related to the expansion of our production, operations and support headcount which grew in parallel to our growing install base worldwide and in connection with entering into the machinery and integrated powertrain markets.

These increases were partially offset by

•

a slight decrease in the volume of products sold; and

•

a decrease in shipment and logistic costs of $12.0 million, mainly attributed to a decrease in air shipment costs resulted from higher inventory levels.

In our solar business we anticipate that our cost of revenues per unit will remain stable in the first quarter of 2021.

Gross profit as a percentage of revenue decreased from 33.6% in 2019 to 31.6% in 2020 as a result of the above detailed analysis.

We expect that gross margin as a percent of revenues will increase in the first quarter of 2021 compared to that of the fourth quarter of 2020.

In light of the uncertain impact of COVID-19 on the rate of growth of our acquired businesses, accounting estimates and assumptions related to goodwill, intangible and other assets may change over time in response to uncertain circumstances related to this evolving situation. Such changes could result in future impairments of goodwill, intangible and other assets.

Operating Expenses:

Research and Development

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Research and development	$163,123	$121,351	$41,772	34.4%

Research and development costs increased by $41.8 million, or 34.4%, in 2020 compared to 2019, primarily due to:

•

an increase in personnel-related costs of $30.0 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market; and

•

increased expenses related to consultants and sub‑contractors in an amount of $8.5 million;

We expect that our research and development expenses in the first quarter of 2021 will slightly increase compared to the fourth quarter of 2020, primarily due to the expected return to growth trajectory and our continued investment in our non-solar businesses.

Sales and Marketing

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Sales and marketing	$95,985	$87,984	$8,001	9.1%

Sales and marketing expenses increased by $8.0 million, or 9.1%, in 2020 compared to 2019, primarily due to increased personnel-related costs of $11.8 million as a result of an increase in headcount supporting our growth in Israel and rest of world, as well as salary expenses associated with employee equity-based compensation.

These were partially offset by:

•

a decrease in expenses related to marketing activities by $2.5 million due to the cancellation or postponement of marketing activities, exhibitions and shows, which changes were triggered by COVID-19; and

•

decreased expenses related to travel in an amount of $3.2 million.

We expect sales and marketing expenses to slightly decrease in the first quarter of 2021 primarily due to lower salary expenses associated with employee equity-based compensation partially offset by an increase in our sales and marketing headcount.

General and Administrative

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
General and administrative	$63,119	$49,361	$13,758	27.9%

General and administrative expenses increased by $13.8 million, or 27.9%, in 2020 compared to 2019, primarily due to:

•

increased personnel-related costs of $8.2 million resulting from an increase in headcount due to hiring of senior executives and the expansion of G&A functions in the non-solar businesses, as well as salary expenses associated with employee equity-based compensation; and

•

increased provision of $4.1 million in connection with legal claims.

We expect that in the first quarter of 2021, G&A expenses will continue to increase as a result of senior management expansion and the roll back of certain COVID-19 measures.

Other operating (income) expenses

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(in thousands)
Other operating (income) expenses	$(3,429)	$30,696	$(34,125)	N/A

Other operating income was $3.4 million in 2020, compared to other operating expenses of $30.7 million in 2019, primarily due to:

•

a decrease in expenses in the amount of $8.3 million related to payroll, bonus and employees’ equity-based compensation acceleration incurred in 2019 due to the untimely death of Mr. Guy Sella, our Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing;

•

a decrease in expenses in the amount of $12.2 million related to compensation expenses incurred in 2019 resulting from a modification in PSU terms originally granted as part of the acquisition of SolarEdge Automation Machines . This modification was part of a separation agreement with a former SolarEdge Automation Machines executive;

•

a decrease in expenses in the amount of $5.3 million related to the sale of a SolarEdge e-Mobility subsidiary originally acquired as part of the SolarEdge Automation Machines acquisition; and

•

a decrease in expenses in the amount of $4.9 million incurred in the fourth quarter of 2019 related to an acquired legal claim as part of the Kokam acquisition of which was settled in arbitration for $4.9 million in the first quarter of 2020.

These were partially offset by $1.5 million expenses related to write-offs of identifiable intangible assets in SolarEdge e-Mobility, which we ceased to use during 2020.

Financial expenses (income), net

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Financial expenses (income), net	$(21,105)	$11,343	$(32,448)	N/A

Financial income was $21.1 million in 2020 compared to financial expenses of $11.3 million in 2019, primarily due to an increase of $43.1 million in financial income resulted from foreign exchange fluctuations, mainly between each of the Euro, the New Israeli Shekel, the Australian Dollar and the South Korean Won against the U.S. Dollar.

The increase in this income was partially offset by:

•

an increase of $4.0 million in costs related to hedging transactions in 2020;

•

a decrease of $3.7 million in interest income and accretion (amortization) of discount (premium) on marketable securities; and

•

an increase of $3.2 million related to the accretion of the debt discount and amortization of debt issuance cost associated with our Notes due 2025.

Taxes on Income

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Taxes on income	$23,344	$33,646	$(10,302)	(30.6)%

Taxes on income decreased by $10.3 million, or 30.6%, in 2020 as compared to 2019, primarily due to:

•

a decrease of $10.6 million of current tax expenses mainly attributed to a decrease in taxable income and GILTI taxes, both due to higher deductible expenses in 2020 compared to 2019; and

•

a decrease in previous years taxes of $2.3 million.

This decrease was partially offset by a decrease of $2.6 million in deferred tax assets, net.

Net Income

	Year Ended December 31,		2019 to 2020
	2020	2019	Change
	(In thousands)
Net income	$140,322	$144,957	$(4,635)	(3.2)%

As a result of the factors discussed above, net income decreased by $4.6 million, or 3.2%, in 2020 as compared to 2019.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Fiscal Year ended December 31,
	2019	2020
	(In thousands)
Net cash provided by operating activities	$259,000	$222,655
Net cash used in investing activities	(152,853)	(236,637)
Net cash provided by (used in) financing activities	(73,021)	640,484
Increase (decrease) in cash, cash equivalents and restricted cash	$33,126	$827,146

As of December 31, 2020, our cash and cash equivalents were $827.1 million. This amount does not include $291.1 million invested in available for sale marketable securities, $2.6 million invested in restricted bank deposits and $60.1 million invested in short-term bank deposits. Our principal uses of cash are for funding our operations and other working capital requirements. As of December 31, 2020, we have open commitments for capital expenditures in an amount of approximately $79.4 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $380.1 million related to raw materials and commitments for the future manufacturing of our products. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

We expect cash flow from operating activities to continue and increase in the next quarter due to increased revenues and profitability, this cash in addition to the cash balances already exist is sufficient to meet the Company’s entire operational and capital needs.

Operating Activities

During 2020, cash provided by operating activities was $222.7 million derived mainly from net income of $140.3 million that included $103.4 million of non-cash expenses, a decrease of $86.5 million in trade receivables, an increase of $11.6 million in accrued expenses and other accounts payable, $32.3 million in warranty obligations, $18.3 million accruals for employees, $3.3 million in trade payables and $1.4 million in operating lease liabilities. This was offset by an increase of $149.7 million in inventories and $3.3 million in prepaid expenses and other accounts receivable and a decrease of $21.4 million in deferred revenues.

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

Investing Activities

During 2020 net cash used in investing activities was $236.6 million, of which $223.7 million was invested in available-for-sale marketable securities, $126.8 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $54.7 million was invested in short term bank deposits. This was offset by $141.8 million from maturities of available-for-sale marketable securities, $25.3 million from the withdrawal from restricted bank deposits and $1.5 million in proceeds related to other investing activities.

During 2019, net cash used in investing activities was $152.9 million, of which $160.1 million was invested in available-for-sale marketable securities, $38.4 million was utilized for the acquisition of SolarEdge Automation Machines, $72.6 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements, $26.1 million was invested in restricted bank deposits and $3.3 million was decreased in relation to the sale of a SolarEdge Automation Machines subsidiary originally acquired as part of the acquisition of SolarEdge Automation Machines. This was offset by $142.7 million from sales and maturities of available-for-sale marketable securities and $4.9 million decrease in short-term bank deposits.

Financing Activities

During 2020, net cash provided by financing activities was $640.5 million, of which $632.5 million were proceeds from the issuance of the Notes, net of $14.6 million of issuance costs, $16.9 million related to proceeds from new bank loans and $21.5 million attributed to cash received from the exercise of employee and non-employee stock-based awards including withholding taxes effect. This was offset by $15.8 million used for repayment of loans we acquired as part of the Kokam acquisition.

During 2019, net cash used in financing activities was $73.0 million, of which $71.5 million was related to the purchase of non-controlling interests, $9.2 million was used for repayment of loans we acquired as part of the acquisition of Kokam and the acquisition of SolarEdge Automation Machines and $1.4 million related to the purchase of land and building formerly leased under a financial lease. This was offset by $9.1 million attributed to cash received from the exercise of employee and non-employee stock-base awards.

Convertible Senior Note

On September 25, 2020, we issued $632.5 million aggregate principal amount of our Convertible Senior Notes or Notes in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. We intend to use the proceeds of the Notes for general corporate purposes. See Note 11 to our annual financial statements for more information.

Debt Obligations

During 2020, we redeemed all outstanding loans, including the bank loan obligations acquired as part of the acquisition of Kokam and entered into new bank loans in an aggregate amount of $15.2 million. The new bank loans mature in two installments through June 30, 2021, with monthly interest rate of 1.54%. As of December 31, 2020, the aggregate outstanding amount of the new bank loans was $16.8 million. In addition, during 2020, we entered into a second new bank loan in an aggregate amount of $1.4 million. The second bank loan matures in September 2030, with a monthly interest rate of 2.5%. As of December 31, 2020, the aggregate outstanding amount of the second bank loan was $1.5 million.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2019:

	Payment Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Operating and finance leases(1)	$83,324	12,998	28,019	3,908	38,284
Purchase commitments under agreements(2)	$380,100	380,100	-	-	-
Capital expenditures(3)	$79,447	79,447	-	-	-
0.00% Convertible Senior Notes due 2025(4)	$632,500	-	-	-	-
Total	$1,175,371	$472,545	$28,019	$3,908	$38,284

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements through which we lease our operating facilities.

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

(3)	Represents non-cancelable amounts associated with purchases of automated assembly lines and other machinery related to our manufacturing.

(4)	For additional information, see Note 12 to our consolidated financial statements included elsewhere in this annual report.

Off‑Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the year ended December 31, 2018, the year ended December 31, 2019 or the year ended December 31, 2020.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 2 to our annual financial statements for more information.

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

The most significant impact of the standard on our financial statements relates to advance payments received for performance obligations that extend for a period greater than one year. Applying the standard, such performance obligations are those that include a financing component, specifically: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services.

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

Product Warranty

We provide a standard limited product warranty for our solar products against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our power optimizers, 12 years for our inverters, and 10 years for our storage interface. Other products are sold with standard limited warranties that typically range in duration from one to ten years, and in some cases for a longer period. In certain cases, customers can purchase an extended warranty for Critical Power products and our battery storage products that exceed the standard warranty period. In addition, customers can purchase extended warranties for inverters that increase the warranty period to up to 25 years.

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

Since the MTBF model does not take into account additional non‑systematic failures such as failures caused by workmanship or manufacturing or design‑related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 61.6 million power optimizers and approximately 2.6 million inverters as of December 31, 2020.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations based on the period in which the warranty is expected to be claimed. The warranty provision (short and long-term) was $172.6 million and $205.0 million, in the year ended December 31, 2019 and 2020, respectively.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought for own manufacturing or on behalf of our contract manufacturers, and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or market, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities), and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability, and other factors when evaluating the value of inventories. Inventory write‑downs are equal to the difference between the cost of inventories and their estimated fair market value. Inventory write‑downs are recorded as cost of revenues in the accompanying statements of income and were $4.5 million and $8.9 million, in the year ended December 31, 2019 and 2020, respectively.

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

Intangible and other long-lived assets

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any impairment charges during the year ended December 31, 2020.

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

We complete the required annual testing of goodwill for impairment for the reporting unit on October 1 of each year and accordingly, determines whether goodwill should be impaired. As of December 31, 2020, no impairment of goodwill has been identified.

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

Foreign Currency Exchange Risk

Approximately 41.2% 48.7% and 52.2% of our revenues for the year ended December 31, 2018, the year ended December 31, 2019 and the year ended December 31, 2020, respectively, were earned in non‑U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, Euro, and to a lesser extent, the Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $51.1 million for the year ended December 31, 2020. A hypothetical 10% change in foreign currency exchange rates between the New Israeli Shekel and the U.S. dollar would increase or decrease our net income by $14.9 million for the year ended December 31, 2020. A hypothetical 10% change in foreign currency exchange rates during the year ended December 31, 2020, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $10.0 million for the year ended December 31, 2020.

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

In addition, we also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly put and call options to sell Euro for U.S. dollars, put and call options to sell Australian dollars (“AUD”) for U.S. dollars and forward contracts to sell AUD for U.S. dollars, forward contracts to sell Euro for U.S. dollars and forward contracts to sell U.S. dollars for South Korean Won (“KRW”). These derivative instruments are not designated as cash flow hedges.

We had cash, cash equivalents and restricted cash of $223.8 million and $827.1 at the end of the year ending December 31, 2019 and the year ended December 31, 2020, respectively, which was held for working capital purposes. We had available-for-sale marketable securities with an estimated fair value of $211.0 million and $291.1 million on December 31, 2019 and December 31, 2020, respectively. In addition, we had bank deposits of $5.0 million and $60.1 million as of December 31, 2019 and December 31, 2020, respectively. We had restricted bank deposits of $27.6 million and $2.6 million as of December 31, 2019 December 31, 2020, respectively.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For the year ended December 31, 2020, one major customer accounted for 14.8% of our total revenues, and as of December 31, 2020, two major customers accounted for approximately 34.6% of our consolidated trade receivables balance. For the year ended December 31, 2019, one major customer accounted for 20.4% of total revenues, and as of December 31, 2019, one major customer accounted for approximately 32.1% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Revenues	$271,871	$325,010	$410,556	$418,223	$431,218	$331,851	$338,095	$358,107
Cost of revenues	185,761	214,340	271,247	274,974	291,210	228,888	230,032	247,782
Gross profit	86,110	110,670	139,309	143,249	140,008	102,963	108,063	110,325
Operating expenses
Research and development, net	26,199	29,505	30,747	34,900	36,695	38,098	40,817	47,513
Sales and marketing	20,172	22,127	22,026	23,659	24,253	20,936	21,924	28,872
General and administrative	11,691	13,685	12,214	11,771	16,185	13,964	14,928	18,042
Other operating expenses (income)	-	-	8,305	22,391	(4,900)	-	-	1,471
Total operating expenses	58,062	65,317	73,292	92,721	72,233	72,998	77,669	95,898
Operating income	28,048	45,353	66,017	50,528	67,775	29,965	30,394	14,427
Financial expenses (income)	6,151	(773)	17,023	(11,058)	16,605	(11,565)	(15,765)	(10,380)
Income before taxes on income	21,897	46,126	48,994	61,586	51,170	41,530	46,159	24,807
Taxes on income	3,922	13,213	7,270	9,241	8,922	4,862	2,408	7,152
Net income	$17,975	$32,913	$41,724	$52,345	$42,248	$36,668	$43,571	$17,655
Net income (loss) attributable to noncontrolling interests	(1,041)	(215)	97	(433)	-	-	-	-
Net income attributable to SolarEdge Technologies Inc.	$19,016	$33,128	$41,627	$52,778	$42,248	$36,668	$43,751	$17,655

Subsequent Events

None.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “The Board’s Role in Risk Oversight”, “Board Committees”, “Director Compensation”, “Compensation Committee Report”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ending December 31, 2020 (the "2021 Proxy Statement") and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2020, about shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding stock awards(a)	Weighted-average exercise price of outstanding stock awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,957,346	$7.47	7,324,042
Equity compensation plans not approved by security holders	—	—	—
Total	2,957,346	$7.47	7,324,042

(1)

Includes in column (a) 2,840,081 shares of common stock issuable upon exercise of stock awards outstanding under the Company’s 2015 Global Incentive Plan, 117,265 shares of common stock issuable upon exercise of options outstanding under the Company’s 2007 Global Incentive Plan. Includes in column (c) 5,248,820, shares of common stock available for future issuance under the Company’s 2015 Global Incentive Plan and 2,075,222 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. Upon consummation of our initial public offering, the Company’s 2007 Global Incentive Plan was terminated and no further awards can be granted under this plan.

Employee Stock Purchase Plan

We have adopted an employee stock purchase plan (“ESPP”), pursuant to which our eligible employees and eligible employees of our subsidiaries may elect to have payroll deductions made during the offering period in an amount not exceeding 10% of the compensation which the employees receive on each pay day during the offering period. In the second quarter of calendar 2016, we started granting eligible employees the right to purchase our common stock under the ESPP. As of December 31, 2020, a total of 2,687,451 shares were reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase annually on January 1st, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. Our board of directors may reduce the number of shares to be added to the share reserve for the ESPP in any particular year at their discretion.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Transactions with Related Persons” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the captions “Audit and Related Fees” in our 2021 Proxy Statement and is incorporated herein by reference.

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

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

3.2	Amended and Restated By‑Laws	Incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

3.3	Description of Common Stock	Filed with this report.

4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

4.2	Indenture, dated September 25, 2020, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 25, 2020

4.3	Form of 0.000% Convertible Senior Note due 2025 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 25, 2020

10.1†	Employment Agreement, dated August 20, 2019 between SolarEdge Technologies Ltd. and Uri Bechor	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2019

10.2	Employment Agreement, dated December 1, 2010, between SolarEdge Technologies, Inc. and Ronen Faier	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

10.4†	Employment Agreement, dated May 17, 2009, between SolarEdge Technologies, Inc. and Zvi Lando	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015

10.5†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

10.6†	SolarEdge Technologies, Inc. 2015 Global Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

10.7†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015

Exhibit No.	Description	Incorporation by Reference
10.11 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015

10.12 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015

10.13 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015

10.14 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015

21.1	List of Subsidiaries of the Registrant	Filed with this report.

23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.

24.1	Power of Attorney (included in signature page)	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.

101.INS	XBRL Instance Document - - embedded within the Inline XBRL document	Filed with this report.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed with this report.

† Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10–K SUMMARY

None.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

AUDITED

- - - - - - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SOLAREDGE TECHNOLOGIES, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Warranty Obligations

Description of the Matter

As described in Notes 2.t and 13 to the consolidated financial statements, as of December 31, 2020, the warranty obligation was $204,994 thousand.

Substantially all of the Company's warranty obligations are related to the solar business. The calculation of such warranty obligations requires significant judgment due to the inherent complexity in estimating the amount and timing of future warranty costs. The Company's products include a warranty of up to 12 years for inverters and up to 25 years for its power optimizers. In order to predict the failure rate of each product, the Company established a reliability model based on the estimated mean time between failures ("MTBF") and an additional model to capture non-systematic failures. Predicted failure rates are updated periodically based on new product versions and analysis of the root cause of actual failures, as are warranty related replacement costs.

Auditing the management’s valuation of warranty obligations was complex and subject to judgment calls due to the significant estimation required in determining its amount. In particular, the warranty obligation is subject to significant assumptions such as product failure rates, the average cost of products replacements and other warranty related costs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the accounting for warranties, including management's assumptions and data underlying the warranty obligation valuation.

Our substantive audit procedures included, among others, look back analyses and testing the accuracy and completeness of the underlying data used in management's warranty obligation valuation assessment. We assessed the accuracy of historical data used in estimating forecasted failure rates, repair replacement ratios and other warranty related costs and compared them to actual warranty claims. In addition, we involved a specialist to assess the assumptions and the precision of the inputs underlying the MTBF model, including, evaluating the appropriateness of the MTBF model and its consistency with data obtained from external sources.

Valuation of and Accounting for Convertible Notes at Issuance

Description of the Matter

As described in Note 11 to the consolidated financial statements, in September 2020, the Company issued $632.5 million aggregate principal amount of 0.00% Convertible Senior Notes (the “Notes”) in a private placement.

The nature of the convertible note transaction required management to allocate the proceeds between the liability and equity components, with the equity component representing the difference between the proceeds and the fair value of a similar liability that does not have an associated conversion feature. Management applied significant judgment in estimating the borrowing rate for a comparable non-convertible note that does not have an associated conversion feature, including in determining the Company's synthetic credit rating.

Auditing the Company’s valuation of and accounting for convertible notes at issuance involved a high degree of auditor judgment, subjectivity, and effort due to significant management judgment required in determining the estimated borrowing rate of a comparable non-convertible note, which is a significant assumption in determining the fair value of a similar liability that does not have an associated conversion feature.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the valuation of and accounting for the Notes, including management's assessment of the assumptions and data underlying the Notes.

Our substantive audit procedures included, among others, analyzing the methodology used by management to determine the fair value of a similar liability that does not have an associated conversion feature, evaluating management’s selection of the borrowing rate of a comparable non-convertible note, assessing the reasonableness of the underlying assumptions used to determine the borrowing rate, such as the Company’s synthetic credit rating, and performing an independent calculation of the carrying amounts attributable to the liability and equity components. In addition, professionals with specialized skill and knowledge were used to assist in evaluating whether the borrowing rate of a comparable non-convertible note used by management was reasonable considering consistency with external market and industry data. We have also evaluated the Company’s disclosures regarding the issuance of the Notes included in Notes 2.u and 11 to the consolidated financial statements.

/s/ Kost Forer Gabbay & Kasierer

A Member of Ernst & Young Global

We have served as the Company's auditor since 2007.

Tel-Aviv, Israel

February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SOLAREDGE TECHNOLOGIES, INC.

Opinion on Internal Control over Financial Reporting

We have audited SolarEdge Technologies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SolarEdge Technologies, Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020, and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer

A Member of Ernst & Young Global

Tel-Aviv, Israel

February 19, 2021

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$827,146	$223,901
Short-term bank deposits	60,096	5,010
Restricted bank deposits	2,611	27,558
Marketable securities	143,687	91,845
Trade receivables, net of allowances of $2,886 and $2,473, respectively	218,706	298,383
Inventories, net	331,696	170,798
Prepaid expenses and other current assets	135,399	115,268

Total current assets	1,719,341	932,763

LONG-TERM ASSETS:
Marketable securities	147,434	119,176
Deferred tax assets, net	11,676	16,298
Property, plant and equipment, net	303,408	176,963
Operating lease right-of-use assets, net	41,600	35,858
Intangible assets, net	67,818	74,008
Goodwill	140,479	129,654
Other long-term assets	5,353	9,904

Total long-term assets	717,768	561,861

Total assets	$2,437,109	$1,494,624

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Cont.)
U.S. dollars in thousands (except share and per share data)

	December 31,
	2020	2019

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables, net	$162,051	$157,148
Employees and payroll accruals	63,738	47,390
Current maturities of bank loans and accrued interest	16,894	15,673
Warranty obligations	62,614	65,112
Deferred revenues and customers advances	24,648	70,815
Accrued expenses and other current liabilities	106,154	80,576

Total current liabilities	436,099	436,714

LONG-TERM LIABILITIES:
Convertible senior notes, net	573,350	-
Warranty obligations	142,380	107,451
Deferred revenues	115,372	89,982
Deferred tax liabilities, net	8,593	4,461
Finance lease liabilities	26,173	2,399
Operating lease liabilities	35,194	30,213
Other long-term liabilities	14,191	11,734

Total long-term liabilities	915,253	246,240

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value – Authorized: 125,000,000 shares as of December 31, 2020, and 2019; issued: 51,560,936 and 49,081,457 shares as of December 31, 2020, and 2019, respectively; outstanding: 51,560,936 and 48,898,062 shares as of December 31, 2020 and 2019, respectively.	5	5
Additional paid-in capital	603,891	475,792
Accumulated other comprehensive income (loss)	3,857	(1,809)
Retained earnings	478,004	337,682

Total stockholders’ equity	1,085,757	811,670

Total liabilities and stockholders’ equity	$2,437,109	$1,494,624

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2020	2019	2018

Revenues	$1,459,271	$1,425,660	$937,237
Cost of revenues	997,912	946,322	618,001

Gross profit	461,359	479,338	319,236

Operating expenses:

Research and development	163,123	121,351	82,245
Sales and marketing	95,985	87,984	68,307
General and administrative	63,119	49,361	29,264
Other operating expenses (income), net	(3,429)	30,696	-

Total operating expenses	318,798	289,392	179,816

Operating income	142,561	189,946	139,420

Financial expenses (income), net	(21,105)	11,343	2,297

Income before income taxes	163,666	178,603	137,123

Income taxes	23,344	33,646	9,077

Net income	$140,322	$144,957	$128,046

Net loss attributable to Non-controlling interests	-	1,592	787

Net income attributable to SolarEdge Technologies, Inc.	$140,322	$146,549	$128,833

Net basic earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$2.79	$3.06	$2.85

Net diluted earnings per share of common stock attributable to SolarEdge Technologies, Inc.	$2.66	$2.90	$2.69

Weighted average number of shares used in computing net basic earnings per share of common stock	50,217,330	47,918,938	45,235,310

Weighted average number of shares used in computing net diluted earnings per share of common stock	52,795,475	50,195,661	47,980,002

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2020	2019	2018

Net income	$140,322	$144,957	$128,046

Other comprehensive income:

Available-for-sale securities:
Changes in unrealized gains (losses), net of tax	(24)	829	(360)
Reclassification adjustments for losses included in net income	-	91	137
Net change	(24)	920	(223)

Cash flow hedges:
Changes in unrealized gains, net of tax	966	-	31
Reclassification adjustments for gains, net of tax included in net income	(966)	-	(31)
Net change	-	-	-

Foreign currency translation adjustments, net	5,690	(2,205)	310

Total other comprehensive income (loss)	5,666	(1,285)	87

Comprehensive income	$145,988	$143,672	$128,133

Comprehensive loss (income) attributable to Non-controlling interests	-	981	(150)

Comprehensive income attributable to SolarEdge Technologies, Inc.	$145,988	$144,653	$127,983

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings	Total	Non- controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of December 31, 2017	43,812,601	$4	$331,902	$(611)	$66,172	$397,467	$-	$397,467
Cumulative effect of adopting ASC 606	-	-	-	-	(3,872)	(3,872)	-	(3,872)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	2,122,932	1	6,333	-	-	6,334	-	6,334
Issuance of Common stock under employee stock purchase plan	117,269	* -	3,687	-	-	3,687	-	3,687
Equity based compensation expenses to employees and nonemployees	-	-	30,618	-	-	30,618	-	30,618
Non-controlling interests related to business combination	-	-	-	-	-	-	22,159	22,159
Change in non-controlling interests	-	-	(746)	-	-	(746)	(13,204)	(13,950)
Other comprehensive income adjustments	-	-	-	87	-	87	150	237
Net income	-	-	-	-	128,833	128,833	(787)	128,046
Balance as of December 31, 2018	46,052,802	$5	$371,794	$(524)	$191,133	$562,408	$8,318	$570,726
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	1,691,896	* -	3,498	-	-	3,498	-	3,498
Issuance of Common stock under employee stock purchase plan	142,713	* -	5,568	-	-	5,568	-	5,568
Equity based compensation expenses to employees and nonemployees	-	-	60,353	-	-	60,353	-	60,353
Treasury Stock	(183,395)	* -	(2)	-	-	(2)	-	(2)
Issuance of Common stock upon business combination	1,194,046	* -	34,601	-	-	34,601	-	34,601
Non-controlling interests related to business combination	-	-	-	-	-	-	67,734	67,734
Change in non-controlling interests	-	-	(20)	-	-	(20)	(73,479)	(73,499)
Other comprehensive loss adjustments	-	-	-	(1,285)	-	(1,285)	(981)	(2,266)
Net income	-	-	-	-	146,549	146,549	(1,592)	144,957
Balance as of December 31, 2019	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670	$-	$811,670

* Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)
U.S. dollars in thousands (except share and per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings	Total	Non- controlling interests	Total stockholders’ equity
	Number	Amount

Balance as of December 31, 2019	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670	$-	$811,670

Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	2,579,004	* -	16,671	-	-	16,671	-	16,671
Issuance of Common stock under employee stock purchase plan	83,870	* -	7,783	-	-	7,783	-	7,783
Equity based compensation expenses to employees and nonemployees	-	-	67,309	-	-	67,309	-	67,309
Equity component of convertible senior notes, net	-	-	36,336	-	-	36,336	-	36,336
Other comprehensive income adjustments	-	-	-	5,666	-	5,666	-	5,666
Net income	-	-	-	-	140,322	140,322	-	140,322
Balance as of December 31, 2020	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757	$-	$1,085,757

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2020	2019	2018

Cash flows provided by operating activities:
Net income	$140,322	$144,957	$128,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	22,355	17,261	11,426
Amortization of intangible assets	9,479	9,634	1,193
Amortization of debt discount and debt issuance costs	3,185	-	-
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	1,168	92	1,242
Stock-based compensation expenses	67,309	60,353	30,618
Deferred income taxes, net	(2,738)	(6,037)	(7,093)
Loss from sale of business	-	5,269	-
Other items	2,451	713	551
Changes in assets and liabilities:
Inventories, net	(149,661)	(22,544)	(20,178)
Prepaid expenses and other assets	(3,276)	(67,323)	(2,711)
Trade receivables, net	86,538	(124,071)	(60,514)
Operating lease right-of-use assets and liabilities, net and effect of exchange rate differences	1,409	2,192	-
Trade payables, net	3,333	47,837	31,482
Employees and payroll accruals	18,315	18,592	4,583
Warranty obligations	32,274	50,780	41,878
Deferred revenues and customers advances	(21,438)	83,137	37,041
Other liabilities	11,630	38,158	(8,485)

Net cash provided by operating activities	222,655	259,000	189,079

Cash flows from investing activities:
Investment in available-for-sale marketable securities	(223,705)	(160,054)	(142,627)
Proceed from sales and maturities of available-for- sale marketable securities	141,839	142,744	129,345
Purchase of property, plant and equipment	(126,790)	(72,562)	(38,608)
Withdrawal from (investment in) bank deposits, net	(54,752)	4,860	(9,870)
Withdrawal from (investment in) restricted bank Deposits, net	25,267	(26,145)	(112)
Business combinations, net of cash acquired	-	(38,435)	(94,737)
Other investing activities	1,504	(3,261)	-

Net cash used in investing activities	$(236,637)	$(152,853)	$(156,609)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2020	2019	2018

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	$617,869	$-	$-
Repayment of bank loans	(15,595)	(9,514)	(3,786)
Proceeds from bank loans	16,944	249	-
Proceeds from exercise of stock-based awards	21,500	9,066	10,021
Change in non-controlling interests	-	(71,468)	(14,190)
Other financing activities	(234)	(1,354)	-

Net cash provided by (used in) financing activities	640,484	(73,021)	(7,955)

Increase in cash and cash equivalents	626,502	33,126	24,515
Cash and cash equivalents at the beginning of the period	223,901	187,764	163,163
Effect of exchange rate differences on cash and cash equivalents	(23,257)	3,011	86

Cash and cash equivalents at the end of the period	$827,146	$223,901	$187,764

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with corresponding lease liability	$29,623	$37,298	$-
Issuance of common stock upon business combination	$-	$34,601	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38,990	$41,076	$15,368
Cash paid for interest on bank loans	$321	$1,096	$143

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL

a.SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC), (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) a storage and backup solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery that is sold separately by third party manufacturers, to store and supply power as needed, and (v) additional smart energy management solutions.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, as well as directly to large solar installers and engineering, procurement and construction firms.

b.The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company now offers variety of energy solutions, which include lithium-ion cells, batteries and energy storage systems (“Energy Storage”), full powertrain kits for electric vehicles, or EVs (“e-Mobility”), uninterrupted power supply solutions (“UPS”), as well as automated machines for industrial use (“Automation Machines”).

During 2018, the Company completed the acquisitions of substantially all of the assets and activities of Gamatronic Electronic Industries Ltd and all of the outstanding shares of its wholly owned subsidiary Gamatronic (UK) Limited, respectively. Together, this activity is referred to as Critical Power, which provides and manufactures UPS devices.

During 2018 and 2019, the Company completed the acquisition of Kokam Co., Ltd., a provider of lithium-ion cells, batteries and energy storage solutions (“Kokam”).

On January 24, 2019, the Company completed the acquisition of 56.8% of the outstanding common stock and voting rights of SolarEdge Automation Machines, formerly known as S.M.R.E S.p.A (“SolarEdge Automation Machines”) and its subsidiaries, providers of innovative integrated powertrain technology and electronics for electric vehicles as well as automated machines for industries. As of December 31, 2020, the Company increased its shareholdings in SolarEdge Automation Machines to 99.9%.

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

The resulting translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income (loss).

Accumulated other comprehensive income (loss) related to foreign currency translation adjustments, net amounted to $3,617 and $(2,073) as of December 31, 2020 and 2019, respectively.

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

Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial expenses (income), net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial expenses (income), net.

The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term.

On each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the ability and intent to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on AFS debt securities are recognized as a charge in financial expenses (income), net, on the consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity.

The Company has not recorded credit losses for the year ended December 31, 2020.

There was no other-than-temporary-impairment charge for any unrealized losses in 2019 and 2018.

The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses in financial expenses (income) on the consolidated statements of income.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.Trade receivables:

Trade receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through sales of products. The allowance against gross trade receivables reflects the current expected credit loss inherent in the receivables portfolio determined based on the Company’s methodology. The Company’s methodology is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Trade receivables are written off after all reasonable means to collect the full amount have been exhausted.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Year ended December 31, 2020
Balance, at beginning of period	$2,473
Provision for expected credit losses	956
Amounts written off charged against the allowance and others	(543)
Balance, at end of period	$2,886

i.Inventories:

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

j.Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Machinery and equipment in progress represent the construction or development stage of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful live of the assets, at the following rates:

%

Buildings and plants	2.5 – 5 (mainly 2.5)
Computers and peripheral equipment	20 – 33 (mainly 33)
Office furniture and equipment	7 – 25 (mainly 7)
Machinery and equipment	10 – 25 (mainly 10)
Laboratory and testing equipment	7 – 20 (mainly 10)
Leasehold improvements	over the shorter of the lease term or useful economic life

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.Leases:

The Company determines if an arrangement is a lease at inception. Contracts containing a lease are further evaluated for classification as an operating or finance lease. In determining the leases classification the Company assesses among other criteria: (i) 75% or more of the remaining economic life of the underlying asset is a major part of the remaining economic life of that underlying asset; and (ii) 90% or more of the fair value of the underlying asset comprises substantially all of the fair value of the underlying asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, other current liabilities, and long-term finance lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For leases with terms greater than 12 months, the Company records the ROU asset and liability at commencement date based on the present value of lease payments according to their term.

The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses are recognized on a straight-line basis over the lease term or the useful life of the leased asset.

In addition, the carrying amount of the ROU and lease liabilities are remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

l.Business Combination:

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

m.Intangible Assets:

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

If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any impairment charges of finite-lived intangible assets during the years ended December 31, 2020 and 2019.

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

n.Goodwill:

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

The goodwill impairment test is performed according to the following principles:

(1)An initial qualitative assessment may be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

(2)If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized.

The Company has not recorded any impairment charges of goodwill during the years ended December 31, 2020 and 2019.

o.Impairment of long-lived assets:

The Company’s long-lived assets, other than goodwill and intangible assets, including right-of-use assets, are reviewed for impairment in accordance with ASC 360 “Property, Plants and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group).

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. For the years ended December 31, 2020, 2019 and 2018, no impairment losses have been identified.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.Severance pay:

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded $10,598, $7,285 and $4,331, in severance expenses related to its employees, respectively.

q.Derivatives and Hedging:

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year ended December 31, 2020, the Company instituted a foreign currency cash flow hedging program whereby portions of the anticipated payroll denominated in NIS for a period of one to six months with hedging contracts.

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

r.Revenue recognition:

Revenues are recognized in accordance with ASC 606; revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that the Company expects in exchange for those goods or services.

The Company’s products consist mainly of (i) power optimizers, (ii) inverters, (iii) a related cloud-based monitoring platform, (iv) communication services, (v) a storage solution, (vi) UPS units, (vii) Lithium-ion cells, batteries and energy storage solutions, (viii) powertrain kits for the e-Mobility segment and (ix) automated machinery for manufacturing lines.

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

(1)Identify the contract with a customer

A contract is an agreement or purchase order between two or more parties that creates enforceable rights and obligations. In evaluating the contract, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration.

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

(2)Identify the performance obligations in the contract

At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations.

The main performance obligations are the provisions of the following: delivery of the Company’s products; cloud based monitoring services; extended warranty services and communication services.

(3)Determine the transaction price

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

Accrual for rebates for direct customers is presented net of receivables. Accrual for sale incentives related to non-direct customers is presented under accrued expenses and other current liabilities. The Company accrued $65,131 and $62,288 for rebates as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company has not provided payment terms of more than a year.

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

(4)Allocate the transaction price to the performance obligations in the contract

The Company performs an allocation of the transaction price to each separate performance obligation, in proportion to their relative standalone selling prices.

(5)Recognize revenue when a performance obligation is satisfied

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

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized (see Note 14).

s.Cost of revenues:

Cost of revenues includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, direct and indirect manufacturing costs, shipping and handling, support, warranty expenses and changes in warranty provision, provision for losses related to slow moving and dead inventory, personnel and logistics costs.

Shipping and handling costs, which amounted to $101,597, $113,635 and $45,821, for the years ended December 31, 2020, 2019 and 2018, respectively, are included in the cost of revenues in the consolidated statements of income. Shipping and handling costs include custom tariff charges and all other costs associated with the distribution of finished goods from the Company’s point of sale directly to its customers.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.Warranty obligations:

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

u.Convertible senior notes:

The Company accounts for its convertible senior notes in accordance with ASC 470-20 "Debt with Conversion and Other Options". The Company separately accounts for the liability and equity components of convertible debt instruments. The liability component at issuance is recognized at fair value, based on the fair value of a similar instrument that does not have a conversion feature.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The equity component is based on the excess of the principal amount of the debentures over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and deferred taxes, and is recorded in additional paid-in capital. Debt discount is amortized as additional non-cash interest expense over the expected life of the debt using the effective interest rate method. In accounting for the issuance costs related to the Notes, the issuance costs incurred were allocated between the liability and equity components based on their relative values.

The Company’s convertible senior notes are included in the calculation of diluted Earnings Per Share (“EPS”) if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic non-cash interest expense net of tax associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS, unless the Notes are antidilutive (See Note 20).

v.Research and development costs:

Research and development costs, are charged to the consolidated statement of income as incurred.

w.Concentrations of credit risks:

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

The Company's debt marketable securities include investments in highly-rated corporate debentures (located mainly in U.S., UK, France, South Korea, Netherlands and other countries) and governmental bonds. The financial institutions that hold the Company's debt marketable securities are major financial institutions located in the United States. The Company believes that the its debt marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in an issuer (see Note 2g).

The trade receivables of the Company derive from sales to customers located primarily in United States, Europe and Australia.

The Company performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts (see Note 2h). The Company generally does not require collaterals, however, in certain circumstances, the Company may require letters of credit, other collateral, or additional guarantees. From time to time, the Company may purchase trade credit insurance.

The Company had one major customer (customer with attributable revenues that represents more than 10% of total revenues) that accounted for approximately 14.8%, 20.4% and 19.4% of the Company’s consolidated revenues, for the years ended December 31, 2020, 2019 and 2018, respectively. All of the revenues from this customer were generated in the solar segment.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company had two major customers (customer with a balance that represents more than 10% of total trade receivables, net) as of December 31, 2020 and one major customer as of December 31, 2019 that accounted in the aggregate for approximately 34.6% and 32.1%, of the Company’s consolidated trade receivables, net, respectively.

x.Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of December 31, 2020 and 2019, two contract manufacturers collectively accounted for 48.5% and 42.3% of the Company’s total trade payables, net, respectively.

During 2020, the Company started production in its manufacturing facility in the North of Israel, “Sella 1”.

y.Fair value of financial instruments:

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

Assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 are comprised of money market funds and debt marketable securities (see Note 4).

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

Level 2-Include other inputs that are directly or indirectly observable in the marketplace.

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

z.Accounting for stock-based compensation:

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

The Company measures a modified stock based award at fair value and recognizes the compensation cost at the beginning of the modification date over the employee’s requisite service period of the modified award.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value for options granted to employees and ESPP in the years ended December 31, 2020, 2019 and 2018, are estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions:

	Year ended December 31,
	2020	2019	2018

Employee Stock Options
Risk-free interest	1.73%	2.53%	2.32%
Dividend yields	0%	0%	0%
Volatility	58.98%	56.26%	56.53%
Expected option term in years	6.00	6.03	6.06
Estimated forfeiture rate	0%	0%	0%

ESPP
Risk-free interest	0.09% - 1.63%	1.63% - 2.35%	2.10% - 2.52%
Dividend yields	0%	0%	0%
Volatility	55.95% - 92.57%	46.68% - 55.95%	54.13% - 56.67%
Expected term	6 months	6 months	6 months

The Company recognizes compensation expenses for the value of its restricted stock units (“RSU”) awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. The fair value of each RSU is the market value of the Company’s stock as determined by the closing price of the common stock on the grant date.

aa.Income taxes:

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

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (Cont.)

bb.New accounting pronouncements not yet effective:

In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is not permitted before fiscal years beginning after December 15, 2020. The Company do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

cc.Recently issued and adopted pronouncements:

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

The consolidated financial statements for the year ended December 31, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

dd.Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3:-MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale – matures within one year:
Corporate bonds	$141,824	$509	$(57)	$142,276
Governmental bonds	1,400	11	-	1,411
	143,224	520	(57)	143,687

Available for-sale – matures after one year:
Corporate bonds	142,701	65	(214)	142,552
Governmental bonds	4,895	-	(13)	4,882
	147,596	65	(227)	147,434

Total	$290,820	$585	$(284)	$291,121

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

Proceeds from maturity of available-for-sale marketable securities during the years ended December 31, 2020, 2019 and 2018, were $141,839, $120,834 and $84,497, respectively.

The Company had no proceeds from sales of available-for sale, marketable securities during the year ended December 31, 2020, therefore no realized gains or losses from the sale of available for sale marketable securities were recognized.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2019 and 2018 were $21,910 and $44,848, which led to realized losses of $91 and $137, respectively.

NOTE 4:-FAIR VALUE MEASUREMENTS

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2020 and 2019 by level within the fair value hierarchy:

	Fair Value	Fair value measurements as of December 31,
Description	Hierarchy	2020	2019

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$480,673	$527

Derivative instruments asset:
Options and forward contracts not designated as hedging instruments	Level 2	$3,786	$-

Short-term marketable securities:
Corporate bonds	Level 2	$142,276	$91,845
Governmental bonds	Level 2	$1,411	$-

Long-term marketable securities:
Corporate bonds	Level 2	$142,552	$117,778
Governmental bonds	Level 2	$4,882	$1,398

Liabilities
Derivative instruments liability:
Options and forward contracts not designated as hedging instruments	Level 2	$(5,819)	$-

NOTE 5:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2020, the Company had no derivative instruments that were designated as cash flow hedges.

As of December 31, 2020, the Company entered into forward contracts and put and call options to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 12 million and AUD 42 million, respectively.

As of December 31, 2020, the Company entered into forward contracts and put and call options to sell Euro (“EUR”) for U.S. dollars in the amount of EUR 48 million and EUR 60 million, respectively.

As of December 31, 2020, the Company entered into forward contracts to sell U.S. dollars for South Korean Won in the amount of USD 40.6 million.

The fair value of derivative assets as of December 31, 2020, was $3,786, which was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.

The fair value of derivative liabilities as of December 31, 2020, was $5,819, which was recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

For the year ended December 31, 2020, the Company recorded a loss in the amount of $4,013, in financial expense (income), net, related to the derivative instruments not designated as cash flow hedges.

As of December 31, 2019 and for the year then ended, the Company had no derivative instruments (see Note 4).

For the year ended December 31, 2018, the Company recorded a gain in the amount of $698, in financial expense (income), net, related to the derivative instruments not designated as cash flow hedges

NOTE 6:-PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2020	2019

Vendor non-trade receivables (*)	$56,617	$83,917
Government authorities	50,041	16,434
Prepaid expenses and other	28,741	14,917
	$135,399	$115,268

(*) Vendor non-trade receivables related to contract manufacturers derive from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues (see also Note 18b).

NOTE 7:-INVENTORIES, NET

	As of December 31,
	2020	2019

Raw materials	$128,363	$64,714
Work in process	25,461	20,752
Finished goods	177,872	85,332
	$331,696	$170,798

The Company recorded inventory write-downs of $8,864, $4,528 and $943 for the years ended December 31, 2020, 2019 and 2018, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2020	2019

Cost:
Land	$17,935	$6,938
Buildings and plants	49,855	23,670
Computers and peripheral equipment	37,354	23,431
Office furniture and equipment	8,639	6,792
Laboratory and testing equipment	29,733	22,666
Machinery and equipment	183,512	113,355
Leasehold improvements	48,610	12,748
Assets under construction and payments on account	48,344	59,058

Gross property, plant and equipment	423,982	268,658

Less - accumulated depreciation	120,574	91,695

Total property, plant and equipment, net	$303,408	$176,963

Depreciation expenses for the years ended December 31, 2020, 2019 and 2018, were $22,355, $17,261 and $11,426, respectively.

NOTE 9:-INTANGIBLE ASSETS AND GOODWILL, NET

a.Intangible assets:

Acquired intangible assets consisted of the following as of December 31, 2020, and 2019:

	As of December 31,
	2020	2019

Finite-lived intangible assets:
Current Technology	$78,375	$72,613
Customer relationships	4,227	4,351
Trade names	4,280	5,990
Patents	1,400	1,400

Gross intangible assets	88,282	84,354

Less - accumulated amortization	(20,464)	(10,346)

Total intangible assets, net	$67,818	$74,008

Amortization expenses for the years ended December 31, 2020, 2019 and 2018, were $9,479, $9,634 and $1,193, respectively.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-INTANGIBLE ASSETS AND GOODWILL (Cont.)

Expected future amortization expenses of intangible assets as of December 31, 2020 are as follows:

2021	$9,883
2022	9,949
2023	9,933
2024	9,859
2025	9,516
Thereafter	18,678
$67,818

b.Goodwill:

The following summarizes the goodwill activity for the year ended December 31, 2020, and 2019:

	Solar	All other	Total

Goodwill at January 1, 2019	$31,205	$3,669	$34,874
Changes during the year:
Business combinations	-	97,498	97,498
Other changes related to measurement period and disposals	1,299	(1,653)	(354)
Foreign currency adjustments	(1,239)	(1,125)	(2,364)
Goodwill at December 31, 2019	31,265	98,389	129,654
Changes during the year:
Foreign currency adjustments	1,990	8,835	10,825
Goodwill at December 31, 2020	$33,255	$107,224	$140,479

NOTE 10:-ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2020	2019

Accrued expenses	$53,623	$39,836
Government authorities	26,218	27,191
Operating lease liabilities	10,994	9,590
Derivative liabilities	5,819	-
Other	9,500	3,959
	$106,154	$80,576

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-CONVERTIBLE SENIOR NOTES

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

The Convertible Senior Notes consisted of the following as of December 31, 2020:

As of December 31, 2020

Liability:
Principal	$632,500
Unamortized debt discount	(46,353)
Unamortized issuance costs	(12,797)
Net carrying amount	$573,350

Equity component:
Amount allocated to conversion option	$48,834
Deferred taxes liability, net	(11,368)
Allocated issuance costs	(1,130)
Equity component, net	$36,336

As of December 31, 2020, the debt discount and debt issuance costs of the Notes will be amortized over the remaining term of approximately 4.7 years.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-CONVERTIBLE SENIOR NOTES (Cont.)

The annual effective interest rate of the liability component is 2.10% for the Notes which remains unchanged from the Notes issuance date.

The following table presents the total amount of interest expenses recognized related to the Notes for the year ended December 31, 2020:

Year ended December 31, 2020
Amortization of debt discount	$2,480
Amortization of debt issuance costs	705
Total interest expenses	$3,185

Total initial issuance costs of $14,631 related to the Notes were allocated between the liability and equity components in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in additional paid-in capital. The Company initially allocated issuance costs of $13,502 and $1,130 to the liability and equity components, respectively.

As of December 31, 2020, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $871,117. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2020, the if-converted value of the Notes exceeded the principal amount by $238,617.

NOTE 12:-BANK LOANS

The following table summarizes the Company’s bank loans:

	As of December 31, 2020	Effective interest rate on bank loans

Maturities calendar year:
Current maturities of bank loans and accrued interest	$16,894	1.54% - 2.5%
Long-term bank loans	1,383	2.5%
	$18,277

The Company has two bank loans that are denominated in KRW and one loan, which is denominated in NIS in the amount of $1,523. The bank loans bear interest at a fix rate and are payable monthly. The bank loans do not contain financial covenants.

During the years ended December 31, 2020 and 2019, the Company recognized $302 and $1,116 as interest expenses related to the bank loans in the consolidated statement of income in financial expenses (income), net.

As of December 31, 2020, the Company secured certain bank loans with an aggregate principal amount of $18,373 against bank guarantees.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the years ended December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019

Balance, at the beginning of the year	$172,563	$121,826
Additions and adjustments to cost of revenues	102,832	94,048
Usage and current warranty expenses	(70,401)	(43,311)

Balance, at the end of the year	204,994	172,563
Less current portion	(62,614)	(65,112)

Long term portion	$142,380	$107,451

NOTE 14:-DEFERRED REVENUES

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenues during the period are as follows:

	December 31,
	2020	2019

Balance, at the beginning of the year	$160,797	$75,021
Revenue recognized	(72,870)	(15,653)
Increase in deferred revenues and customer advances	52,093	101,429

Balance, at the end of the year	140,020	160,797
Less current portion	(24,648)	(70,815)

Long term portion	$115,372	$89,982

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020:

2021	$24,648
2022	8,000
2023	6,328
2024	4,789
2025	3,023
Thereafter	93,232
Total deferred revenues	$140,020

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 15:-OTHER LONG TERM LIABILITIES

	As of December 31,
	2020	2019
Tax liabilities	$5,062	$5,389
Accrued severance pay, net	1,561	4,647
Other	7,568	1,698
	$14,191	$11,734

NOTE 16:-ACCUMULATED OTHER COMPREHENSIVE (INCOME) LOSS

The following table summarizes the changes in accumulated balances of other comprehensive income, net of taxes, for the year ended December 31, 2020:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$264	$-	$(2,073)	$(1,809)
Other comprehensive income (loss) before reclassifications	(24)	966	5,690	6,632
Losses reclassified from accumulated other comprehensive income	-	(966)	-	(966)
Net current period other comprehensive income (loss)	(24)	-	5,690	5,666

Ending balance	$240	$-	$3,617	$3,857

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes, for the year ended December 31, 2019:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(656)	$-	$132	$(524)
Other comprehensive income (loss) before reclassifications	829	-	(2,205)	(1,376)
Losses reclassified from accumulated other comprehensive income	91	-	-	91
Net current period other comprehensive income (loss)	920	-	(2,205)	(1,285)

Ending balance	$264	$-	$(2,073)	$(1,809)

The following table summarizes the changes in accumulated balances of other comprehensive, net of taxes, for the year ended December 31, 2018:

	Unrealized losses on available- for-sale marketable securities	Unrealized gains on cash flow hedges	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(433)	$-	$(178)	$(611)
Other comprehensive income (loss) before reclassifications	(360)	31	310	(19)
Losses (gains) reclassified from accumulated other comprehensive income	137	(31)	-	106
Net current period other comprehensive income (loss)	(223)	-	310	87

Ending balance	$(656)	$-	$132	$(524)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-LEASES

The Company leases offices, plants and vehicles under operating and finance leases.

During the year ended December 31, 2020, due to a change in the expected lease term of the Company’s offices and laboratories in Modiin, Israel, the Company reassessed the lease classification of the leased building, which resulted in a change in classification of this lease from an operating lease to a finance lease. As a result, the ROU assets and lease liabilities under operating leases decreased by $4,144 and $4,910 million, respectively, and the ROU assets and lease liabilities under finance leases increased by $24,471 and $25,237, respectively.

During the year ended December 31, 2020, due to a change in the expected lease term of the Company’s manufacturing facility, “Sella 1”, the ROU assets and lease liabilities under operating leases increased by $10,203.

The following table summarizes the Company’s lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

Description	Classification on the condensed consolidated Balance Sheet	2020	2019

Assets:
Operating lease assets, net of lease incentive obligation	Operating lease right-of use assets, net	$41,600	$35,858
Finance lease assets	Property, plant and equipment, net	28,551	3,923
Total lease assets		$70,151	$39,781

Liabilities:
Operating leases short term	Accrued expenses and other current liabilities	$10,994	$9,590
Finance leases short term	Accrued expenses and other current liabilities	1,686	231
Operating leases long term	Operating lease liabilities	35,194	30,213
Finance leases long term	Finance lease liabilities	26,173	2,399
Total lease liabilities		$74,047	$42,433

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:-LEASES (Cont.)

The following table presents certain information related to the operating and finance leases:

	Year ended December 31,
	2020	2019
Finance leases:
Finance lease cost	$198	$213
Weighted average remaining lease term in years	16.75	7.25
Weighted average annual discount rate	1.49%	2.85%

Operating leases:
Operating lease cost	$12,741	$9,665
Weighted average remaining lease term in years	9.94	4.61
Weighted average annual discount rate	1.68%	1.46%

The following table presents supplemental cash flows information related to the lease costs for operating and finance leases:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating and finance leases	$12,813	$9,748
Financing cash flows for finance leases	$234	$1,354

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years of the operating and finance lease liabilities recorded on the consolidated balance sheets:

	Operating Leases	Finance Leases

2021	$11,242	$1,756
2022	9,944	1,756
2023	8,161	1,756
2024	4,617	1,785
2025	2,152	1,871
Thereafter	14,655	23,629
Total lease payments	50,771	32,553

Less amount of lease payments representing interest	(4,583)	(4,694)

Present value of future lease payments	46,188	27,859

Less current lease liabilities	(10,994)	(1,686)

Long-term lease liabilities	$35,194	$26,173

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 18:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of December 31, 2020, contingent liabilities exist regarding guarantees in the amounts of $18,373, $2,813 and $675 in respect of bank loans, office rent lease agreements and other transactions, respectively.

b.Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers, which cannot be canceled without penalty.

The Company utilizes third parties to manufacture its products.

In addition, the Company acquires raw materials or other goods and services, including product components, by issuing authorizations to its suppliers to purchase materials based on its projected demand and manufacturing needs. As of December 31, 2020, the Company had non-cancelable purchase obligations totaling approximately $380,100, out of which the Company recorded a provision for loss in the amount of $3,545.

As of December 31, 2020, the Company had contractual obligations for capital expenditures totaling approximately $79,447. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s planned second lithium-ion cell and battery factory in Korea.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $6,747) for both patents. The Company challenged the validity of both patents. In December 2019 the District Court of Düsseldorf found one of the two patents to be infringed and the Company appealed this decision to the Appeals Court Düsseldorf. In the parallel nullity proceedings regarding this patent, in October 2020, the German Patent Court rendered the SMA patent invalid. This invalidity decision has been appealed by SMA. Due to the invalidity proceedings, the infringement proceedings regarding this patent have been stayed. With respect to the other patent, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 18:-COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In May 2019, the Company’s two Chinese subsidiaries and its equipment manufacturer in China were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”). The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damage awards. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately Chinese Yuan (“CNY”) 10.5 million (approximately $1,609), including court fees, with respect of one of the patents. The Company has filed an appeal with the Supreme People’s Court of China. The first instance court’s judgement is not effective or enforceable pending the appeal. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to CNY 50 million (approximately $7,660) and for a preliminary injunction with respect to the second lawsuit. In February 2021, a preliminary injunction was rendered by the Guangzhou intellectual property court with respect to such second lawsuit and applying to seven inverter models. In line with the court’s mandate, the Company took immediate action to make software changes to meet the court order and also appealed the decision. The Company believes that it has meritorious defenses to the claims asserted by Huawei.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of 25.5 million NIS (approximately $7,932) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of December 31, 2020, accrued amounts for legal claims of $5,866, were recorded in accrued expenses and other current liabilities.

NOTE 19:-STOCK CAPITAL

a.Common stock rights:

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

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 19:-STOCK CAPITAL (Cont.)

b.Stock option plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and nonemployees of the Company and its subsidiaries. As of December 31, 2020, a total of 12,828,270 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of December 31, 2020, an aggregate of 8,627,031 options are still available for future grant under the 2015 Plan.

A summary of the activity in the stock options granted to employees and members of the board of directors for the year ended December 31, 2020 and related information are as follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contractual	Aggregate
	of	exercise	term	intrinsic
	options	price	in years	Value

Outstanding as of December 31, 2019	2,112,009	15.44	3.58	168,229
Granted	59,558	101.81
Exercised	(1,479,835)	11.24
Forfeited or expired	-	-
Outstanding as of December 31, 2020	691,732	31.86	5.07	198,709

Vested and expected to vest as of December 31, 2020	633,898	29.85	6.55	183,366

Exercisable as of December 31, 2020	495,669	24.28	6.18	146,143

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 19:-STOCK CAPITAL (Cont.)

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $251,564, $37,509, and $58,601, respectively.

The weighted average grant date fair value of options granted to employees and directors during the years ended December 31, 2020, 2019, and 2018, was $62.11, $19.83 and $20.83, respectively.

A summary of the activity in the RSUs granted to employees and directors for the year ended December 31, 2020, is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2020	2,742,589	52.77
Granted	739,541	202.10
Vested	(1,076,071)	49.78
Forfeited	(189,218)	66.94
Unvested as of December 31, 2020	2,216,841	103.79

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018, was $202.10, $71.46 and $41.45, respectively.

c.Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of December 31, 2020, total of 2,687,451 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares.

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

As of December 31, 2020, 612,229 shares of common stock had been purchased under the ESPP.

As of December 31, 2020, 2,075,222 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 19:-STOCK CAPITAL (Cont.)

d.Stock-based compensation expenses for employees and non-employees:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and nonemployees and ESPP in the consolidated statement of income for the years ended December 31, 2020, 2019 and 2018, as follows:

	Year ended December 31,
	2020	2019	2018

Cost of revenues	$11,082	$6,964	$4,343
Research and development	27,048	16,872	11,205
Selling and marketing	19,413	11,062	9,111
General and administrative	9,766	6,991	5,959
Other operating expenses	-	18,464	-
Total stock-based compensation expenses	$67,309	$60,353	$30,618

As of December 31, 2020, there were total unrecognized compensation expenses in the amount of $230,503 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from January 1, 2021 through November 30, 2025.

NOTE 20:-EARNINGS PER SHARE

Basic net EPS is computed by dividing the net earnings attributable to SolarEdge Technologies, Inc. by the weighted-average number of shares of common stock outstanding during the period.

Diluted net EPS is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, and the Notes due 2025, all in accordance with ASC No. 260, "Earnings Per Share."

2,276,818 and 312,128 shares of common stock were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the year ended December 31, 2020 and 2019, respectively.

No shares were excluded from the calculation for the year ended December 31, 2018.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 20:-EARNINGS PER SHARE (Cont.)

The following table presents the computation of basic and diluted EPS attributable to SolarEdge Technologies, Inc.:

	Year ended December 31,
	2020	2019	2018

Basic EPS:
Numerator:
Net income	$140,322	$144,957	$128,046
Net loss attributable to Non-controlling interests	-	1,592	787
Net income attributable to SolarEdge Technologies, Inc.	$140,322	$146,549	$128,833

Denominator:
Shares used in computing net earnings per share of common stock, basic	50,217,330	47,918,938	45,235,310

Diluted EPS:
Numerator:
Net income	$140,322	$144,957	$128,046
Net loss attributable to Non-controlling interests	-	1,592	787
Undistributed earnings reallocated to non-vested stockholders	-	(906)	-
Net income attributable to SolarEdge Technologies, Inc.	$140,322	$145,643	$128,833

Denominator:
Shares used in computing net earnings per share of common stock, basic	50,217,330	47,918,938	45,235,310
Weighted average effect of dilutive securities:
Non-vested PSUs	-	(312,128)	-
Effect of stock-based awards	2,578,146	2,588,851	2,744,692
Shares used in computing net earnings per share of common stock, diluted	52,795,475	50,195,661	47,980,002

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 21:-OTHER OPERATING EXPENSES (INCOME)

	Year ended December 31,
	2020	2019
A settlement of pre-acquisition legal claim against Kokam (1)	$(4,900)	$4,900
Write-off of intangible assets (2)	1,471	-
Compensation package related to the passing of the former Founder, CEO and Chairman (3)	-	8,305
Termination of SolarEdge Automation Machines’s former executive (4)	-	12,222
Sale of SolarEdge Automation Machines’s subsidiary (5)	-	5,269
Total other operating expenses (income)	$(3,429)	$30,696

(1)At the time of the acquisition of Kokam, Kokam had an outstanding claim against it for damages. The claim was settled for an amount of $4,900, which was recognized as an expense in the year ended December 31, 2019. In March 2020, the Company was indemnified for the full amount by a major selling shareholder of Kokam, which was recognized as an income in the year ended December 31, 2020.

(2)The Company ceased to use intangible assets of one of SolarEdge Automation Machines’s subsidiaries.

(3)On August 25, 2019, the Company announced the untimely death of Mr. Guy Sella, Founder, who had served as CEO and Chairman of the Board of Directors until shortly before his passing. The amount is related to payroll, bonus and acceleration of stock-based compensation award.

(4)As part of SolarEdge Automation Machines acquisition, the Company issued to a shareholder who had served as an executive of SolarEdge Automation Machines 334,095 PSUs, which were subject to certain performance goals and a vesting period. In December 2019, in connection with a separation agreement between the parties, the Company and the shareholder amended the original agreement, which resulted in a modification to the terms of 150,000 of the original PSUs, such as, the fair value of the PSU, the service period and the performance goals. The Company exercised a call option with respect to the remaining 183,395 PSUs, for a price per share equal to €0.01.

(5)On December 31, 2019, the Company completed the sale of a SolarEdge Automation Machines subsidiary.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 22:-INCOME TAXES

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

c.SolarEdge Automation Machines is subject to Italian corporate tax rate of 24%.

d.Corporate tax in Israel:

Taxable income of Israeli companies is subject to corporate tax at the rate of 23%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law 2016 (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduces the corporate income tax rate to 23% effective from January 1, 2018 onwards.

The Israeli subsidiary is also eligible for tax benefits as further described in note 22l.

e.Carryforward tax losses:

As of December 31, 2020, Kokam has carryforward tax losses of $28,520.

As of December 31, 2020, SolarEdge Automation Machines has carryforward tax losses of approximately $59,140.

f.Deferred taxes:

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 22:-INCOME TAXES (Cont.)

The Company’s Israeli subsidiary’s tax-exempt profit from Benefited Enterprises (as defined in note 22l) is permanently reinvested, as the Company’s management and the Board of Directors has determined that the Company does not currently intend to distribute dividends. Therefore, deferred taxes have not been provided for such tax-exempt income. The Company intends to continue to reinvest these profits and does not currently foresee a need to distribute dividends out of such tax-exempt income. Therefore, no deferred taxes have been provided in respect of such tax-exempt income as the undistributed tax-exempt income is essentially permanent in duration.

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

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2020	2019	2018

Deferred tax assets, net:

Research and Development carryforward expenses	$1,843	$4,994	$9,482
Carryforward tax losses	20,468	6,318	4,155
Stock based compensation expenses	6,400	4,898	3,160
Deferred revenue	5,609	3,621	1,268
Inventory Impairment	1,977	2,442	1,471
Allowance and other reserves	4,372	7,305	3,072

Total Gross deferred tax assets, net	$40,669	$29,578	$22,608

Less, Valuation Allowance	(9,634)	(2,317)	-

Total deferred tax assets, net	$31,035	$27,261	$22,608

Deferred tax liabilities, net:
Convertible Note	(11,830)	-	-
Purchase price allocation	(16,122)	(15,424)	(9,408)

Total deferred tax liabilities, net	$(27,952)	$(15,424)	$(9,408)

Recorded as:
Deferred tax assets, net	$11,676	$16,298	$14,699
Deferred tax liabilities, net	(8,593)	(4,461)	(1,499)
Net deferred tax assets	$3,083	$11,837	$13,200

(1) Related to deferred tax assets that would only be realizable upon the generation of net income in certain foreign jurisdictions.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 22:-INCOME TAXES (Cont.)

g.Uncertain tax positions:

	December 31,
	2020	2019	2018
Balance at January 1,	$9,532	$8,499	$579
Increases related to current year tax positions	757	651	8,499
Increase for tax positions related to prior years	275	382	-
Decreases related to prior year tax positions	-	-	(579)
Balance at December 31,	$10,564	$9,532	$8,499

The total amount of gross unrecognized tax benefits was $10,564, $9,532 and $8,499 as of December 31, 2020, 2019 and 2018, respectively, and if recognized, would affect our effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were $127 as of December 31, 2020 and not material as of December 31, 2019 and 2018.

h.Income before income taxes are comprised as follows:

	Year ended December 31,
	2020	2019	2018

Domestic	$33,909	$6,029	$13,405
Foreign	129,757	172,574	123,718

Income before income taxes	$163,666	$178,603	$137,123

i.Income taxes (tax benefit) are comprised as follows:

	Year ended December 31,
	2020	2019	2018
Current taxes:
U.S. Federal and State	$1,842	$10,093	$13,894
Foreign	24,936	29,590	2,276
Total current taxes	26,778	39,683	16,170

Deferred taxes:
U.S. Federal and State	2,794	(3,414)	(1,284)
Foreign	(6,228)	(2,623)	(5,809)
Total deferred taxes	(3,434)	(6,037)	(7,093)

Income taxes, net	$23,344	$33,646	$9,077

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 22:-INCOME TAXES (Cont.)

j.Reconciliation of theoretical tax expense to actual tax expense:

The differences between the statutory tax rate of the Company and the effective tax rate are result of a variety of factors, including different effective tax rates applicable to non-US subsidiaries that have tax rates different than the Company tax rate, tax benefits relating to stock-based compensation and adjustments to valuation allowances on deferred tax assets on such subsidiaries.

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of income is as follows:

	Year ended December 31,
	2020	2019	2018

Statutory tax rate	21%	21%	21%
Effect of:
Income tax at rate other than the U.S. statutory tax rate	(6.9)%	(5.0)%	(12.7)%
Losses and timing differences for which valuation allowance was provided	4.4%	1.3%	-
Tax Cuts and Jobs Act of 2017	-	(0.7)%	(1.0)%
Disallowable and allowable deductions	(2.6)%	2.3%	(0.5)%
Other individually immaterial income tax items, net	(1.7)%	(0.1)%	(0.2)%

Effective tax rate	14.2%	18.8%	6.6%

k.Tax assessments:

As of December 31, 2020, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2016. Net operating losses generated in years prior to 2016 and carried forward are available to adjustment and subject to the statute of limitation provisions of such year when the net operating losses were utilized.

The statute of limitations related to tax returns of the Company’s Israeli subsidiary for all tax years up to and including 2014 has lapsed.

The statute of limitations related to tax returns of the Company’s other subsidiaries has lapsed for part of the tax years, which differs between the different subsidiaries.

The Company believes that it has adequately provided for reasonably foreseeable outcomes related to tax audits and settlements. The final tax outcome of any company tax audits could be different from that which is reflected in the Company’s income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made.

The Israeli tax authorities issued a tax assessment for 2018 against the Company’s Israeli subsidiary in the total amount of $11.5 million. The Israeli subsidiary has challenged the tax assessment.

The Company believes it has adequately provided for this tax assessment such that any adverse results would have an immaterial impact on the Company’s financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 22:-INCOME TAXES (Cont.)

l.Tax benefits for Israeli companies under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

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

Upon meeting the requirements under the Investments Law, undistributed income derived from Benefited Enterprise from productive activity will be exempt from tax for two years from the year in which the Israeli subsidiary first has taxable income (“exempt period”), provided that 12 years have not passed from the beginning of the year of election.

By December 31, 2016, the Israeli subsidiary utilized all of its operating loss carryforwards in Israel and became profitable for tax purposes.

On October 24, 2018, the Company’s Israeli subsidiary received an approval from the Israeli Tax Authorities confirming the applicability of the two-year tax exemption as provided in the Investments Law until December 31, 2018. As of December 31, 2018, approximately $289,900 was derived from tax exempt profits earned by the Israeli subsidiary “Benefited Enterprises” in the two tax years exempt period, years 2017 - 2018. The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by the Israeli subsidiary. Accordingly, no provision for deferred income taxes has been provided on income attributable to the Israeli subsidiary “Benefited Enterprises” as such income is essentially permanently reinvested.

If the Israeli subsidiary’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate which depends on the foreign ownership in each tax year, and the tax rate can range between 10% (when foreign ownership exceeds 90%) to 25% (when foreign ownership is below 49%).

The dividend recipient is subject to withholding tax at the rate of 15%, applicable to dividends from Benefited enterprises, or such lower rate as may be provided in an applicable tax treaty, which would generally be withheld at source by the distributing company.

Through December 31, 2020, the Israeli subsidiary had generated income under the provision of the Investments Law.

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

NOTE 22:-INCOME TAXES (Cont.)

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

The Regulations establish a presumption of direct production expenses plus 10% with respect to income related to production, which can be countered by the results of a supporting transfer pricing study. Tax rates applicable to such production income will be similar to the tax rates under the Preferred Enterprise regime to the extent such income would be considered as eligible. In order to calculate the preferred income, the PTE is required to take into account the income and the research and development expenses that are attributed to each single preferred intangible asset. Nevertheless, it should be noted that the transitional provisions allow companies to take into account the income and research and development expenses attributed to all of the preferred intangible assets they have.

A PTE, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development Zone A - a tax rate of 7.5%). The Israeli subsidiary’s PTE facilities in Israel are not located in Development Zone A. The Israeli subsidiary has developed its own solar products manufacturing facilities in Israel, located in a Development Zone A.

The Israeli subsidiary notified the ITA of its election to implement the PTE with effect from January 1, 2019.

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

NOTE 22:-INCOME TAXES (Cont.)

Tax Benefits for Research and Development:

Israeli tax law (section 20A to the Israeli Tax Ordinance (New Version), 1961) allows, a tax deduction for research and development expenses, including capital expenses, for the year in which they are paid. Such expenses must relate to scientific research in industry, agriculture, transportation or energy, and must be approved by the relevant Israeli government ministry, determined by the field of research. Furthermore, the research and development must be for the promotion of the company’s business and carried out by or on behalf of the company seeking such tax deduction. However, the amount of such deductible expenses is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. As for expenses incurred in scientific research that is not approved by the relevant Israeli government ministry, they will be deductible over a three-year period starting from the tax year in which they are paid. The Company’s Israeli subsidiary intends to submit a formal request to the relevant Israeli government ministry in order to obtain such approval for 2019 - 2020.

m.Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

The Company’s Israeli subsidiary claims currently to be qualified as ‘industrial company’ as defined by this law and as such, is entitled to certain tax benefits, consisting mainly of accelerated depreciation and amortization of patents and certain other intangible property.

NOTE 23:-FINANCIAL EXPENSES (INCOME), NET

	Year ended December 31,
	2020	2019	2018

Exchange rate loss (income), net	$(33,065)	$10,342	$4,725
Interest income on marketable securities	(4,900)	(4,590)	(5,629)
Interest expenses	5,330	4,805	2,536
Hedging activity, net	4,013	-	-
Amortization of debt discount and debt issuance costs	3,185	-	-
Bank charges	2,048	1,021	675
Other financial expenses (income), net	2,284	(235)	(10)
Financial expenses (income), net	$(21,105)	$11,343	$2,297

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 24:-SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND PRODUCT INFORMATION

a.Segment Information:

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

The Company's Chief Executive Officer, who is the CODM, makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the operating segments.

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

The Company identified one operating segment as reportable – the Solar segment. The other operating segments are insignificant individually and therefore their results are presented together under “All other”.

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

The following table presents information on reportable segments profit (loss) for the period presented:

	Year ended December 31,
	2020		2019
	Solar	All other	Solar	All other
Revenues	$1,357,261	$102,804	$1,336,618	$89,042
Cost of revenues	882,420	95,280	852,330	75,702
Gross profit	474,841	7,524	484,288	13,340
Research and development	110,567	25,417	91,868	12,520
Sales and marketing	66,823	8,562	67,275	8,433
General and administrative	41,723	10,389	31,201	9,561
Segments profit (loss)	$255,728	$(36,844)	$293,944	$(17,174)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 24:-SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND PRODUCT INFORMATION (Cont.)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Year ended December 31,
	2020	2019
Solar segment revenues	$1,357,261	$1,336,618
All other segment revenues	102,804	89,042
Adjustment of intersegment revenues	(794)	-
Consolidated revenues	$1,459,271	$1,425,660

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Year ended December 31,
	2020	2019

Solar segment profit	$255,728	$293,944
All other segment loss	(36,844)	(17,174)
Segments operating profit	218,884	276,770
Amounts not allocated to segments:
Stock based compensation expenses	(67,309)	(60,353)
Amortization related to business combinations	(9,336)	(9,470)
Sale of SolarEdge Automation Machines’ subsidiary	-	(5,269)
Legal settlement (see Note 21)	4,900	(4,900)
Cost of products adjustments	(313)	(1,556)
Other unallocated expenses	(4,137)	(5,276)
Adjustments:
Intersegment profit	(128)	-
Consolidated operating income	$142,561	$189,946

The All other segment results were immaterial for the year ended December 31, 2018.

b.Revenues by geographic, based on Customers’ location:

	Year ended December 31,
	2020	2019	2018

United States	$613,090	$678,565	$505,469
Europe (*)	426,531	345,685	175,894
Netherlands	199,498	199,526	123,959
Rest of the world	220,152	201,884	131,915
Total revenues	$1,459,271	$1,425,660	$937,237

(*) Except for Netherlands

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 24:-SEGMENT, GEOGRAPHIC, MAJOR CUSTOMER AND PRODUCT INFORMATION (Cont.)

c.Revenues by product:

	Year ended December 31,
	2020	2019	2018

Inverters	$641,799	$626,445	$416,966
Optimizers	625,465	634,007	432,410
Others	192,007	165,208	87,861
Total revenues	$1,459,271	$1,425,660	$937,237

d.Long-lived assets by geographic location:

	As of December 31,
	2020	2019

Israel	$216,095	$133,113
Korea	62,570	35,490
China	32,655	26,364
Europe	24,233	12,925
Other	9,455	4,929
Total long-lived assets (*)	$345,008	$212,821

(*) Long-lived assets are comprised of property and equipment, net and Operating lease right-of-use assets, net.

- - - - - - - - - - - - - - - - - - - - -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.
By:	/s/Zvi Lando
Name: Zvi Lando
Title: Chief Executive Officer
Date:	February 19, 2021

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

Signature	Title	Date
/s/Zvi Lando Zvi Lando	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
/s/Ronen Faier Ronen Faier	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2021

/s/Nadav Zafrir Nadav Zafrir	Chairman of the Board	February 19, 2021

/s/Yoni Cheifetz Yoni Cheifetz	Director	February 19, 2021

/s/Marcel Gani Marcel Gani	Director	February 19, 2021

/s/Doron Inbar Doron Inbar	Director	February 19, 2021

/s/Avery More Avery More	Director	February 19, 2021

/s/Tal Payne Tal Payne	Director	February 19, 2021