Form 10-K/A
period 2020-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2021-02-19
CIK 1419612

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of SolarEdge Technologies Inc. (the "Company") for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2021 (the "Original Filing").

This Amendment is being filed solely to correct a typographical error appearing on pages F-2 and F-4 of the Report of Independent Registered Public Accounting Firm. Specifically, on pages F-2 and F-4, the reference to the Report was erroneously stated as February 23, 2021 and this date has been corrected to the correct date of the report, which is February 19, 2021. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020, and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Zvi Lando, Ronen Faier, and Rachel Prishkolnik, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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