Form 10-Q
period 2021-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2021-05-04
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

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

Yes ☐ No ☒

As of May 1, 2021, there were 51,976,195 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$685,157	$827,146
Short-term bank deposits	43,626	60,096
Restricted bank deposits	2,509	2,611
Marketable securities	139,079	143,687
Trade receivables, net of allowances of $3,576 and $2,886, respectively	271,713	218,706
Inventories, net	340,038	331,696
Prepaid expenses and other current assets	102,985	135,399
Total current assets	1,585,107	1,719,341
LONG-TERM ASSETS:
Marketable securities	294,828	147,434
Deferred tax assets, net	17,353	11,676
Property, plant and equipment, net	312,214	303,408
Operating lease right-of-use assets, net	39,804	41,600
Intangible assets, net	64,196	67,818
Goodwill	134,620	140,479
Other long-term assets	16,473	5,353
Total long-term assets	879,488	717,768
Total assets	$2,464,595	$2,437,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$122,063	$162,051
Employees and payroll accruals	63,929	63,738
Current maturities of bank loans and accrued interest	16,215	16,894
Warranty obligations	63,443	62,614
Deferred revenues and customers advances	21,065	24,648
Accrued expenses and other current liabilities	111,011	106,154
Total current liabilities	397,726	436,099
LONG-TERM LIABILITIES:
Convertible senior notes, net	619,357	573,350
Warranty obligations	154,510	142,380
Deferred revenues	122,168	115,372
Deferred tax liabilities, net	-	8,593
Finance lease liabilities	24,918	26,173
Operating lease liabilities	32,667	35,194
Other long-term liabilities	13,325	14,191
Total long-term liabilities	966,945	915,253
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2021 and December 31, 2020; issued and outstanding: 51,966,175 and 51,560,936 shares as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	595,716	603,891
Accumulated other comprehensive income (loss)	(6,761)	3,857
Retained earnings	510,964	478,004
Total stockholders’ equity	1,099,924	1,085,757
Total liabilities and stockholders’ equity	$2,464,595	$2,437,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2021	2020
Revenues	$405,489	$431,218
Cost of revenues	265,415	291,210
Gross profit	140,074	140,008
Operating expenses:
Research and development	46,977	36,695
Sales and marketing	26,911	24,253
General and administrative	19,849	16,185
Other operating expenses (income), net	2,209	(4,900)
Total operating expenses	95,946	72,233
Operating income	44,128	67,775
Financial expenses, net	6,097	16,605
Income before income taxes	38,031	51,170
Income taxes	7,955	8,922
Net income	$30,076	$42,248
Net income per share:
Net basic earnings per share of common stock	$0.58	$0.86
Net diluted earnings per share of common stock	$0.55	$0.81
Weighted average number of shares used in computing net basic earnings per share of common stock	51,726,998	49,193,240
Weighted average number of shares used in computing net diluted earnings per share of common stock	55,997,136	52,172,720

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2021	2020
Net income	$30,076	$42,248
Other comprehensive income (loss), net of tax:
Net change related to available-for-sale securities	(1,185)	(1,165)
Net change related to cash flow hedges	(128)	538
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(3,675)	-
Foreign currency translation adjustments, net	(5,630)	(2,954)
Total other comprehensive loss	(10,618)	(3,581)
Comprehensive income	$19,458	$38,667

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total stockholders’ equity
	Number	Amount

Balance as of January 1, 2020	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	701,431	* -	3,308	-	-	3,308
Equity based compensation expenses to employees and nonemployees	-	-	12,773	-	-	12,773
Other comprehensive loss adjustments	-	-	-	(3,581)	-	(3,581)
Net income	-	-	-	-	42,248	42,248
Balance as of March 31, 2020	49,599,493	$5	$491,873	$(5,390)	$379,930	$866,418

* Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid in Capital	Accumulated Other comprehensive Income (loss)	Retained earnings	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2021	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	405,239	* -	5,008	-	-	5,008
Equity based compensation expenses to employees and nonemployees	-	-	23,153	-	-	23,153
Other comprehensive loss adjustments	-	-	-	(10,618)	-	(10,618)
Net income	-	$-	$-	$-	$30,076	$30,076
Balance as of March 31, 2021	51,966,175	$5	$595,716	$(6,761)	$510,964	$1,099,924

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2021	2020
Cash flows provided by operating activities:
Net income	$30,076	$42,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	6,887	5,004
Amortization of intangible assets	2,391	2,321
Amortization of debt discount and debt issuance costs	724	-
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	1,295	120
Stock-based compensation expenses	23,153	12,773
Deferred income taxes, net	(2,141)	(2,859)
Loss from disposal of assets	2,147	6
Exchange rate fluctuations and other items, net	13,303	(1,018)
Changes in assets and liabilities:
Inventories, net	(8,376)	(29,004)
Prepaid expenses and other assets	20,218	49,888
Trade receivables, net	(57,380)	59,420
Trade payables, net	(39,034)	(17,589)
Employees and payroll accruals	7,477	11,821
Warranty obligations	13,088	13,809
Deferred revenues and customers advances	3,615	(31,729)
Other liabilities	6,640	(7,466)
Net cash provided by operating activities	24,083	107,745
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(186,528)	(31,924)
Proceed from maturities of available-for-sale marketable securities	40,450	42,333
Purchase of property, plant and equipment	(24,545)	(27,053)
Withdrawal from (investment in) bank deposits, net	16,470	(3,316)
Other investing activities	571	36
Net cash used in investing activities	$(153,582)	$(19,924)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2021	2020
Cash flows from financing activities:
Repayment of bank loans	$(34)	$(15,232)
Proceeds from bank loans	-	15,295
Proceeds from exercise of stock-based awards net of tax withholding	(1,716)	3,308
Other financing activities	(312)	(56)
Net cash provided by (used in) financing activities	(2,062)	3,315
Increase (decrease) in cash and cash equivalents	(131,561)	91,136
Cash and cash equivalents at the beginning of the period	827,146	223,901
Effect of exchange rate differences on cash and cash equivalents	(10,428)	9,035
Cash and cash equivalents at the end of the period	$685,157	$324,072

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

c.Recently issued and adopted pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase of retained earnings in an amount of $2,884, a decrease of an additional paid-in capital in an amount of $36,336, an increase of convertible senior notes, net, in an amount of $45,282 and a decrease of deferred tax liabilities, net, in an amount of $11,830. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the accounting for equity securities in Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The guidance is effective for interim and annual periods beginning after December 15, 2020. Effective January 1, 2021, the Company adopted this standard on a prospective basis. The impact of adoption of this standard on the Company’s consolidated financial statements was immaterial.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2020, contained in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 19, 2021, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Topic 470) (see Note 7).

e.Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The duration, scope and effects of the ongoing COVID-19 pandemic, government and other third party responses to it, and the related macroeconomic effects, including to the Company’s business and the business of the Company’s suppliers and customers are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to this evolving situation. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, inventories, incremental credit losses on receivables and AFS debt securities, or an increase in the Company’s insurance liabilities as of the time of a relevant measurement event.

f.Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of March 31, 2021, and December 31, 2020, two contract manufacturers collectively accounted for 37.9% and 48.5% of the Company’s total trade payables, net, respectively.

During 2020, the Company started production in its manufacturing facility in the North of Israel, “Sella 1”. The Company expects manufacturing capacity to continue to increase until the second quarter of 2021 when Sella 1 is expected to reach full manufacturing capacity.

g.Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:-INVENTORIES, NET

	March 31, 2021	December 31, 2020
Raw materials	$142,916	$128,363
Work in process	26,686	25,461
Finished goods	170,436	177,872
	$340,038	$331,696

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable debt securities as of March 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$134,482	$214	$(93)	$134,603
Governmental bonds	4,475	6	(5)	4,476
	138,957	220	(98)	139,079

Available for-sale – matures after one year:
Corporate bonds	285,326	31	(1,270)	284,087
Governmental bonds	10,792	-	(51)	10,741
	296,118	31	(1,321)	294,828

Total	$435,075	$251	$(1,419)	$433,907

The following is a summary of available-for-sale marketable debt securities as of December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$141,824	$509	$(57)	$142,276
Governmental bonds	1,400	11	-	1,411
	143,224	520	(57)	143,687

Available for-sale – matures after one year:
Corporate bonds	142,701	65	(214)	142,552
Governmental bonds	4,895	-	(13)	4,882
	147,596	65	(227)	147,434

Total	$290,820	$585	$(284)	$291,121

As of March 31, 2021, the Company didn’t record an allowance for credit losses for its available-for-sale marketable debt securities.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-INVESTMENT IN PRIVETLY-HELD COMPANIES

On January 31, 2021, the Company completed an investment of $ 11,643 in the preferred stock of AutoGrid Systems, INC ("AutoGrid"), a privately held company without readily determinable fair values.

On February 1, 2021, the Company signed on a preferred stock purchase agreement for an additional investment of $ 5,000 in AutoGrid's preferred stock ("second investment").

As of March 31, 2021, the final closing of the second investment had not yet occurred.

On April 28, the Company completed the second investment.

Under ASU 2016-01 equity investments without readily determinable fair value include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence.

The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in financial expenses, net.

The Company accounted for the AutoGrid investment as an equity investment that do not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $11,643 as of March 31, 2021. The maximum loss the Company can incur for its investments is their carrying value. Investment in privately-held companies are included within other long-term assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. These investments include the Company’s holdings in privately-held companies that are not traded and therefore not supported with observable market prices. The Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing.

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2021.

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	March 31,	December 31,
Description	Hierarchy	2021	2020
Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$292,417	$480,673

Derivative instruments asset:
Options and forward contracts not designated as hedging instruments	Level 2	$449	3,786

Short-term marketable securities:
Corporate bonds	Level 2	$134,603	$142,276
Governmental bonds	Level 2	$4,476	$1,411

Long-term marketable securities:
Corporate bonds	Level 2	$284,087	$142,552
Governmental bonds	Level 2	$10,741	$4,882

Liabilities
Derivative instruments liability:
Options and forward contracts designated as hedging instruments	Level 2	$(146)	$-
Options and forward contracts not designated as hedging instruments	Level 2	$-	(5,819)

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the three months March 31, 2021, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts.

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

As of March 31, 2021, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $42,000.

In addition to the above-mentioned cash flow hedges transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, as financial expenses, net.

As of March 31, 2021, the Company entered into forward contracts and put and call options to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 12 million and AUD 30 million, respectively.

As of March 31, 2021, the Company entered into forward contracts and put and call options to sell Euro (“EUR”) for U.S. dollars in the amount of EUR 39 million and EUR 57 million, respectively.

As of March 31, 2021, the Company entered into forward contracts to sell U.S. dollars for South Korean Won in the amount of $28,000.

The fair value of derivative assets as of March 31, 2021 and December 31, 2020, was $449 and $3,786, which was recorded in prepaid expenses and other current assets in the consolidated balance sheets, respectively.

The fair value of derivative liabilities as of March 31, 2021 and December 31, 2020, was $146 and $5,819, which was recorded in accrued expenses and other current liabilities in the consolidated balance sheets, respectively.

For the three months ended March 31, 2021, the Company recorded a gain in the amount of $3,536 in financial expense, net, related to the derivative instruments not designated as cash flow hedges. The Company had no gains or losses related to derivative instruments during the three months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, the Company recorded unrealized gain (loss) in the amount of $(128) and $538, net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-CONVERTIBLE SENIOR NOTES

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

The Convertible Senior Notes consisted of the following as of March 31, 2021 and December 31, 2020:

	As of	As of
	March 31, 2021	December 31, 2020
Liability:
Principal	$632,500	$632,500
Unamortized debt discount	-	(46,353)
Unamortized issuance costs	(13,143)	(12,797)
Net carrying amount	$619,357	$573,350

Equity component:
Amount allocated to conversion option	$-	$48,834
Deferred taxes liability, net	-	(11,368)
Allocated issuance costs	-	(1,130)
Equity component, net	$-	$36,336

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 7:-CONVERTIBLE SENIOR NOTES (Cont.)

As of March 31, 2021, the debt issuance costs of the Notes will be amortized over the remaining term of approximately 4.5 years.

Prior to January 1, 2021, the Company separated the Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. The Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

Adoption of the new standard resulted in an increase of retained earnings in an amount of $2,884, a decrease of an additional paid-in capital in an amount of $36,336, an increase of convertible senior notes, net, in an amount of $45,282 and a decrease of deferred tax liabilities, net, in an amount of $11,830.

The annual effective interest rate of the Notes following the adoption of ASU 2020-06 is 0.47%.

Interest expense related to the amortization of debt issuance costs was $724 for the three months ended March 31, 2021.

As of March 31, 2021, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $812,294. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of March 31, 2021, the if-converted value of the Notes exceeded the principal amount by $179,794.

NOTE 8:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2021 and 2020, were as follows:

	As of March 31,
	2021	2020
Balance, at the beginning of the period	$204,994	$172,563
Additions and adjustments to cost of revenues	29,971	26,373
Usage and current warranty expenses	(17,012)	(12,679)
Balance, at the end of the period	217,953	186,257
Less current portion	(63,443)	(70,158)
Long term portion	$154,510	$116,099

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of March 31, 2021, contingent liabilities exist regarding guarantees in the amounts of $18,373, $2,712 and $476 in respect of bank loans, office rent lease agreements and other transactions, respectively.

b.Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials.

These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers, which cannot be canceled without penalty.

The Company utilizes third parties to manufacture its products. In addition, the Company acquires raw materials or other goods and services, including product components, by issuing authorizations to its suppliers to purchase materials based on its projected demand and manufacturing needs. As of March 31, 2021, the Company had non-cancelable purchase obligations totaling approximately $699,325 out of which the Company recorded a provision for loss in the amount of $5,009.

As of March 31, 2021, the Company had contractual obligations for capital expenditures totaling approximately $84,811. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s planned second lithium-ion cell and battery factory in Korea.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleged that the Company’s 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA asserted a value in dispute of EUR 5.5 million (approximately $6,455) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid, this invalidity has been appealed by SMA. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

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

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 9:-COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damage awards. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately Chinese Yuan (“CNY”) 10.5 million (approximately $1,607), including court fees, with respect of one of the patents. The Company has filed an appeal with the Supreme People’s Court of China. The first instance court’s judgement is not effective or enforceable pending the appeal. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to CNY 50.5 million (approximately $7,700) and for a preliminary injunction with respect to the second lawsuit. In February 2021, a preliminary injunction was rendered by the Guangzhou intellectual property court with respect to such second lawsuit and applying to seven inverter models. In line with the court’s mandate, the Company took immediate action to make software changes to meet the court order and also appealed the decision. In addition, in February 22, 2021 a first-instance judgment was issued ordering the three defendants to collectively pay damages in the amount of CNY 50.5 million (approximately $7,700), including court fees, with respect to the second patent. The Company appealed this judgement with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal. The Company believes that it has meritorious defenses to the claims asserted by Huawei.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of 25.5 million NIS (approximately $7,648) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of March 31, 2021, accrued amounts for legal claims of $9,265, were recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCK CAPITAL

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

b.Stock option plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, RSUs and other share-based awards to directors, employees, officers and nonemployees of the Company and its subsidiaries. As of March 31, 2021, a total of 15,406,316 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

The Share Reserve will automatically increase on January 1st of each year during the term of the 2015 Plan, commencing on January 1st of the year following the year in which the 2015 Plan became effective, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; provided, however, that the Company’s board of directors may determine that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31st.

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 31, 2021, an aggregate of 8,607,542 options are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCK CAPITAL (Cont.)

A summary of the activity in the stock options granted to employees and members of the board of directors for the year ended March 31, 2021 and related information are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2020	691,732	31.86	5.07	198,709
Granted	19,489	311.35
Exercised	(147,849)	33.88
Forfeited or expired	-	-
Outstanding as of March 31, 2021	563,372	41.00	5.82	139,306

Vested and expected to vest as of March 31, 2021	509,448	35.86	6.06	128,479

Exercisable as of March 31, 2021	388,189	21.47	5.44	103,246

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the three months ended March 31, 2021 was $41,217.

The weighted average grant date fair values of options granted to employees and executive directors during the three months ended March 31, 2021 was $168.71.

A summary of the activity in the RSUs granted to employees and directors for the year ended March 31, 2021, is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2021	2,216,841	103.79
Granted	36,815	316.81
Vested	(252,326)	68.33
Forfeited	(18,439)	96.59
Unvested as of March 31, 2021	1,982,891	113.08

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCK CAPITAL (Cont.)

c.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2021, a total of 3,175,094 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at its discretion, including a reduction to zero.

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

As of March 31, 2021, 612,229 shares of common stock had been purchased under the ESPP.

As of March 31, 2021, 2,562,865 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.Stock-based compensation expenses for employees and non-employees:

The Company recognized stock-based compensation expenses related to stock options and RSUs granted to employees and nonemployees and ESPP in the condensed consolidated statement of income for the three months ended March 31, 2021 and 2020, as follows:

	Three months ended March 31,
	2021	2020
Cost of revenues	$5,790	$2,273
Research and development	8,798	5,378
Selling and marketing	5,435	3,192
General and administrative	3,130	1,930
Total stock-based compensation expenses	$23,153	$12,773

As of March 31, 2021, there were total unrecognized compensation expenses in the amount of $224,436 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from April 1, 2021 through November 30, 2025.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-EARNINGS PER SHARE

Basic net EPS is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period.

Diluted net EPS is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, and the Notes due 2025, all in accordance with ASC No. 260, "Earnings Per Share."

10,757 shares were excluded from the calculation of diluted net earnings per share due to their anti-dilutive effect for the three months ended March 31, 2021.

No shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the three months ended March 31, 2020.

The following table presents the computation of basic and diluted EPS:

	Three months ended March 31,
	2021	2020
Basic EPS:
Numerator:
Net income	$30,076	$42,248

Denominator:
Shares used in computing net earnings per share of common stock, basic	51,726,998	49,193,240

Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$30,076	$42,248
Notes due 2025	534	-
Net income attributable to common stock, diluted	$30,610	$42,248

Denominator:
Shares used in computing net earnings per share of common stock, basic	51,726,998	49,193,240
Notes due 2025	2,276,818	-
Effect of stock-based awards	1,993,320	2,979,480
Shares used in computing net earnings per share of common stock, diluted	55,997,136	52,172,720

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-OTHER OPERATING EXPENSES (INCOME)

	Three months ended March 31,
	2021	2020
A settlement of pre-acquisition legal claim against Kokam (1)	$-	$(4,900)
Write-off of property, plant and equipment	2,209	-
Total other operating expenses (income)	$2,209	$(4,900)

(1)

At the time of the acquisition of Kokam, Kokam had an outstanding claim against it for damages. The claim was settled for an amount of $4,900, which was recognized as an expense in the year ended December 31, 2019. In March 2020, the Company was indemnified for the full amount by a major selling shareholder of Kokam, which was recognized as an income in the three months ended March 31, 2020.

NOTE 13:-INCOME TAXES

The effective tax rate for the three months ended March 31, 2021 and 2020 were 20.9%, and 17.4% respectively. The increase in the effective tax rate in the current year is primarily due to presence of a full valuation allowance in various jurisdictions and different allocation of income among the Company’s US, Israel, and foreign subsidiaries.

The Company’s effective tax rate was lower than the U.S. federal statutory rate for the three months ended March 31, 2021, due to earnings taxed at lower rates in foreign jurisdictions and tax benefits relating to stock-based compensation, which were primarily offset by full valuation allowance in various jurisdictions and GILTI tax.

As of March 31, 2021, and December 31, 2020, unrecognized tax benefits were $10,630 and $10,564, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were $152 and $127 as of March 31, 2021 and December 31, 2020, respectively. It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by up to $8,937 in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company’s effective tax rate, and would be recognized as additional tax benefits.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 14:-SEGMENT INFORMATION

a.Segment Information:

The Company operates in five different operating segments: Solar, Critical Power, Energy Storage, e-Mobility and Automation Machines.

The Company's Chief Executive Officer, who is the chief operating decision maker (“CODM”) , makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the operating segments.

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

The Company does not allocate to its operating segments revenue recognized due to advance payments received for performance obligations that extend for a period greater than one year (“financing component”), related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606).

The following table presents information on reportable segments profit (loss) for the period presented:

	Three months ended March 31,
	2021		2020
	Solar	All other	Solar	All other
Revenues	$376,287	$29,116	$407,647	$23,571
Cost of revenues	226,833	30,483	264,815	21,452
Gross profit (loss)	149,454	(1,367)	142,832	2,119
Research and development	31,902	6,265	27,083	4,209
Sales and marketing	18,742	2,497	18,623	2,142
General and administrative	13,272	3,501	9,156	5,091
Segments profit (loss)	$85,538	$(13,630)	$87,970	$(9,323)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 14:-SEGMENT INFORMATION (Cont.)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three months ended
	March 31,
	2021	2020
Solar segment revenues	$376,287	$407,647
All other segment revenues	29,116	23,571
Revenues from financing component	86	-
Consolidated revenues	$405,489	$431,218

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended
	March 31,
	2021	2020
Solar segment profit	$85,538	$87,970
All other segment loss	(13,630)	(9,323)
Segments operating profit	71,908	78,647
Amounts not allocated to segments:
Stock based compensation expenses	(23,153)	(12,773)
Amortization related to business combinations	(2,569)	(2,686)
Legal settlement (see Note 12)	-	4,900
Cost of products adjustments	-	(313)
Other unallocated expenses, net	(2,058)	-
Consolidated operating income	$44,128	$67,775

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

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which include not only residential, commercial and small utility scale PV systems but also product offerings in the areas of energy storage systems or ESS and backup, electric vehicle, or EV components and charging capabilities, home energy management, grid services and virtual power plants, lithium-ion batteries and uninterrupted power supply, known as UPS solutions.

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

In the third quarter of 2020 we began commercial shipments to the U.S from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. During the second quarter of 2021, Sella 1 is expected to reach its full manufacturing capacity. In 2020, we began construction of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory is being constructed to meet the growing global demand for Li-Ion cells and batteries, specifically in the energy storage system (ESS) and e-mobility markets. Sella 2 is expected to begin operation in the first half of 2022.

We are a leader in the global module-level power electronics (“MLPE”) market. As of March 31, 2021, we have shipped approximately 69.1 million power optimizers and 2.9 million inverters. Over 2 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of March 31, 2021, we have shipped approximately 24.0 GW of our DC optimized inverter systems.

Our revenues for the three months ended March 31, 2021 and 2020 were $405.5 million and $431.2 million, respectively. Gross margin was 34.5% and 32.5% for the three months ended March 31, 2021 and 2020, respectively. Net income was $30.1 million and $42.2 million for the three months ended March 31, 2021 and 2020, respectively.

COVID-19 Impact

We continue to monitor the evolving impact of COVID-19 on our operations and business. Our first priority continues to be protecting and supporting our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel, and have been able to continue our operations remotely or from our offices. We have maintained a flexible attendance policy that has allowed our employees to work remotely, where possible, in order to reduce the number of people who are in our offices while our labs and manufacturing facilities remain fully operational. Our manufacturing facilities in Korea, Italy and Israel and our contract manufacturers facilities in China, Vietnam and Hungary have remained operational and at almost full capacity, with some interruptions on a case-by-case basis in compliance with local laws and in order to minimize the spread of the COVID-19 virus. Our customer support centers are working at full capacity, partially from home. Our operations and operating expenses have not been significantly impacted by these adjustments. Continued travel restrictions however continue to have an impact on our operations.

As anticipated, our first quarter revenues of $405.5 million reflect continued recovery from the impacts of the global pandemic, with an increase of 13.2% from the $358.1 million of revenues in the fourth quarter of 2020. This increase reflects an increase in demand in the United States which has not fully returned to pre-COVID installation rates.

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

We provide the “megawatts shipped” metric, which is calculated based on nameplate capacity shipped, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit, not necessarily each additional MW of capacity sold. Accordingly, we also provide the “inverters shipped” and “power optimizers shipped” operating metrics.

	Three Months Ended
	March 31,
	2021	2020
Inverters shipped	181,905	202,009
Power optimizers shipped	3,734,790	5,060,391
Megawatts shipped (1)	1,691	1,850

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues	$405,489	$431,218
Cost of revenues	265,415	291,210
Gross profit	140,074	140,008
Operating expenses:
Research and development	46,977	36,695
Sales and marketing	26,911	24,253
General and administrative	19,849	16,185
Other operating expenses (income)	2,209	(4,900)
Total operating expenses	95,946	72,233
Operating income	44,128	67,775
Financial expenses, net	6,097	16,605
Income before taxes on income	38,031	51,170
Taxes on income	7,955	8,922
Net income	$30,076	$42,248

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Revenues	$405,489	$431,218	$(25,729)	(6.0)%

Revenues decreased by $25.7 million, or 6.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, partially due to decreased sales of $84.3 million in the U.S. which we attribute principally to the high level of safe harbor-related revenues in the amount of $51.4 million generated in the United States in the first quarter of 2020 which did not occur in 2021 due to the expected extension of the Solar Investment Tax Credits, as well as to the negative impact of COVID-19 on the economy in the United States which has not yet returned to pre-COVID installation rates and a change in our customer mix in the United States towards larger customers that enjoy preferable pricing. The lower revenues from the United States were partially offset by an increase of $46.1 million and $12.5 million of revenues from Europe and the rest of world, respectively where the COVID effect on demand was smaller. Revenues from outside of the U.S. comprised 59.7% of our revenues for the three months ended March 31, 2021 compared to 42.6% for the three months ended March 31, 2020.

The number of power optimizers and inverters recognized as revenues:

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
Power optimizers	3,789,291	4,796,434	(1,007,143)	(21.0)%
Inverters	182,914	197,090	(14,176)	(7.2)%

Our blended ASP per watt for solar products shipped decreased by $0.008, or 3.6%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This reduction is primarily attributed to a change in our customer mix in the United States toward larger customers that enjoy preferable pricing. This ASP erosion was partially offset by an increased rate of shipments generated from the sale of residential products, mainly in Europe that are characterized with higher ASP per watt, as well as the strengthening of the Euro and the Australian Dollar against the U.S. Dollar.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Cost of revenues	$265,415	$291,210	$(25,795)	(8.9)%
Gross profit	$140,074	$140,008	$66	-

Cost of revenues decreased by $25.8 million, or 8.9%, in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to:

•

a decrease in the volume of products sold;

•

decreased shipment and logistics costs of $24.6 million mainly attributed to lower United States tariff charges due to a higher portion of our products for the United States manufactured outside of China as well as a decrease in revenues from the United States compared to the three months ended March 31, 2020. In addition, we incurred less air shipment costs resulting from higher inventory levels;

These were partially offset by:

•

an increase in warranty expenses and warranty accruals of $3.6 million associated with different elements of our warranty expenses which include the cost of the products, shipment and other related expenses; and

•

an increase of $5.2 million in inventory accrual which is mainly attributed to changes in raw material inventory valuations related to manufacturing volumes, anticipated future use of such raw materials and inventory write-offs.

Gross profit as a percentage of revenue increased from 32.5% in the three months ended March 31, 2020 to 34.5% in the three months ended March 31, 2021, primarily due to:

•

the absence of safe harbor related sales, that were characterized with a lower gross margin in the first quarter of 2020;

•

decreased shipment and logistics costs mainly attributed to a decrease in the portion of products made in China resulting in reduced custom tariffs, a decrease in revenues in the U.S. and a decrease in air shipments costs resulting from higher inventory levels;

•

favorable exchange rates on our sales outside of the Unites States; and

•

continued cost reduction efforts.

These factors were partially offset by:

•

an increase in support costs related to our warranty obligations due to an increase in our install base which affects the calculation of such costs as a percentage of our revenues since our install base grew in 2021 while revenues decreased compared to the same quarter in 2020, resulting in a higher rate of warranty expenses to revenues;

•

an increase in inventory valuation accruals; and

•

lower gross profit from our Critical Power, Automation Machines and Kokam businesses.

Research and Development

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Research and development	$46,977	$36,695	$10,282	28.0%

Research and development costs increased by $10.3 million, or 28.0%, in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to:

•

an increase in personnel-related costs of $8.8 million resulting from an increase in our research and development headcount which returned to growth after the stabilization of the business environment and the roll back of the hiring freeze imposed at the beginning of the COVID pandemic, as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in the enhancement of existing products as well as research and development expenses associated with bringing new products to the market; and

•

increased expenses related to consultants and sub‑contractors in an amount of $2.4 million.

These were partially offset by a payment of $2.5 million, received by SolarEdge e-Mobility from a customer in connection with research and development activities.

Sales and Marketing

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Sales and marketing	$26,911	$24,253	$2,658	11.0%

Sales and marketing expenses increased by $2.7 million, or 11.0%, in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to increased personnel-related costs of $4.0 million as a result of an increase in salary expenses associated with employee equity-based compensation.

This increase was partially offset by a decrease in expenses related to travel in an amount of $1.0 million.

General and Administrative

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
General and administrative	$19,849	$16,185	$3,664	22.6%

General and administrative expenses increased by $3.7 million, or 22.6%, in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to:

•

increased personnel-related costs of $3.1 million resulting from an increase in headcount due to hiring of senior executives during 2020, the roll back of the hiring freeze that we implemented at the start of COVID-19 and the expansion of certain general and administrative functions in the non-solar businesses, as well as salary expenses associated with employee equity-based compensation; and

•

increased provision of $3.6 million in connection with legal claims.

These were partially offset by a decrease in expenses related to accrual for doubtful debts in an amount of $1.9 million.

Other operating expenses

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(In thousands)
Other operating expenses	$2,209	$(4,900)	$7,109	(145.1)%

Other operating expenses was $2.2 million in the three months ended March 31, 2021, compared to other operating income of $4.9 million in three months ended March 31, 2020, primarily due to:

•

a decrease in income in the amount of $4.9 million incurred in the first quarter of 2020 related to an acquired legal claim as part of the Kokam acquisition which was settled in arbitration;

•

an increase of $2.2 million in expenses related to write-offs of tangible assets in our solar business, which we ceased to use during the first quarter of 2021.

Financial expenses, net

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Financial expenses, net	$6,097	$16,605	$(10,508)	(63.3)%

Financial expenses were $6.1 million in the three months ended March 31, 2021 compared to $16.6 million in financial expenses in the three months ended March 31, 2020, primarily due to:

•

a decrease of $7.1 million in foreign exchange fluctuations, mainly between the Euro, the New Israeli Shekel and the South Korean Won against the U.S. Dollar; and

•

an increase of $3.5 million in finance income related to hedging transactions.

Taxes on Income

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Taxes on income	$7,955	$8,922	$(967)	(10.8)%

Taxes on income decreased by $1.0 million, or 10.8%, in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a decrease of $2.3 million of current tax expenses mainly attributed to a decrease in taxable income and Global Intangible Low-Taxed Income or GILTI taxes, both due to higher deductible expenses in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

This decrease was partially offset by a decrease of $1.4 million in deferred tax assets, net.

Net Income

	Three Months Ended March 31,		Three Months Ended March 31, 2020 to 2021
	2021	2020	Change
	(in thousands)
Net income	$30,076	$42,248	$(12,172)	(28.8)%

As a result of the factors discussed above, net income decreased by $12.2 million, or 28.8%, in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$24,083	$107,745
Net cash used in investing activities	(153,582)	(19,924)
Net cash provided by (used in) financing activities	(2,062)	3,315
Increase (decrease) in cash and cash equivalents	$(131,561)	$91,136

As of March 31, 2021, our cash and cash equivalents were $685.2 million. This amount does not include $433.9 million invested in available for sale marketable securities, $2.5 million invested in restricted bank deposits and $43.6 million invested in short-term bank deposits. Our principal uses of cash are for funding our operations and other working capital requirements. As of March 31, 2021, we have open commitments for capital expenditures in an amount of approximately $84.8 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $699.3 million related to raw materials and commitments for the future manufacturing of our products. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

Operating Activities

During the three months ended March 31, 2021, cash provided by operating activities was $24.1 million, derived mainly from a net income of $30.1 million that included $47.8 million of non-cash expenses, a decrease of $20.2 million in prepaid expenses and other accounts receivable, an increase of $6.6 million in accrued expenses and other accounts payable, $13.1 million in warranty obligations, $7.5 million in accruals for employees and $3.6 million in deferred revenues. This was offset by an increase of $57.4 million in trade receivables, $8.4 million in inventories and a decrease of $39.0 million in trade payables.

During the three months, ended March 31, 2020, cash provided by operating activities was $107.7 million derived mainly from a net income of $42.2 million that included $16.4 million of non-cash expenses, a decrease of $59.4 million in trade receivables and $49.9 million in prepaid expenses and other accounts receivable, and an increase of $13.8 million in warranty obligations and $11.8 million in accruals for employees. This was offset by a decrease of $31.7 million in deferred revenues and $17.6 million in trade payables, and an increase of $29.0 million in inventories and $7.5 million in accrued expenses.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $153.6 million, of which $186.5 million which was invested in available-for-sale marketable securities and $24.5 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. This was offset by $40.4 million from maturities of available-for-sale marketable securities, $16.5 million from the withdrawal from bank deposits and $0.5 million related to other investing activities.

During the three months ended March 31, 2020 net cash used in investing activities was $19.9 million, of which $31.9 million was invested in available-for-sale marketable securities, $27.0 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements and $3.3 million was invested in bank deposits. This was offset by $42.3 million from maturities of available-for-sale marketable securities.

Financing Activities

During the three months ended March 31, 2021, net cash used in financing activities was $2.1 million, of which $1.7 million attributed to cash received from the exercise of employee and non-employee stock-based awards net of withholding taxes effect and $0.4 million related to other financing activities.

During the three months ended March 31, 2020, net cash provided by financing activities was $3.3 million, of which, $15.2 million was used for repayment of loans we acquired as part of the Kokam Acquisition and $0.1 million used for payments related to finance lease. This was offset by $15.3 million related to proceeds from new bank loans of Kokam and $3.3 million attributed to cash received from the exercise of employee and non-employee stock-based awards.

Convertible Senior Note

On September 25, 2020, we issued $632.5 million aggregate principal amount of our Notes in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. We intend to use the proceeds of the Notes for general corporate purposes. See Note 7 to our interim financial statements for more information.

Debt Obligations

During 2020, we redeemed all outstanding loans, including the bank loan obligations acquired as part of the acquisition of Kokam and entered into new bank loans in an aggregate amount of $15.2 million. The new bank loans mature in two installments through June 30, 2021, with a monthly interest rate of 1.54%. As of March 31, 2021, the aggregate outstanding amount of the new bank loans was $16.1 million. In addition, during 2020, we entered into a second bank loan in an aggregate amount of $1.4 million. The second bank loan matures in September 2030, with a monthly interest rate of 2.5%. As of March 31, 2021, the aggregate outstanding amount of the second bank loan was $1.4 million.

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

Foreign Currency Exchange Risk

Approximately 54.9% and 37.3% of our revenues for the three month ended March 31, 2021 and 2020, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the three month ended March 31, 2021, between the Euro and the U.S. Dollar would increase or decrease our net income by $14.1 million for the three months ended March 31, 2021. A hypothetical 10% change in foreign currency exchange rates during the three month ended March 31, 2021 between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $4.5 million for the three month ended March 31, 2021.A hypothetical 10% change in foreign currency exchange rates during the three month ended March 31, 2021, between the Korean Won and the U.S. Dollar would increase or decrease our net income by $12.8 million for the three month ended March 31, 2021.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward to manage exposure to foreign currency risks by hedging portions of the anticipated payroll payments denominated in New Israeli Shekels (“NIS”). Our foreign currency forward contracts are expected to mitigate exchange rate changes related to the hedged assets. Those hedging contracts are designated as cash flow hedges.

In addition, we also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts and put and call options to sell Euro for U.S. dollars, forward contracts and put and call options to sell Australian dollars (“AUD”) for U.S. dollars and forward contracts to sell U.S. dollars for South Korean Won (“KRW”). These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2021, one customer accounted for approximately 16.0% of our consolidated trade receivables, net balance. We currently do not foresee a credit risk associated with these receivables other than the amount included in our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

In our Annual Report on Form 10-K for the year ended December 31, 2020 we disclosed that in May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against our two Chinese subsidiaries and our equipment manufacturer in China. The lawsuits, filed in the Guangzhou Intellectual property court, alleged infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale,. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately $1.6 million (including court fees) with respect of one of the patents. We appealed this judgement with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to approximately $7.7 million and for a preliminary injunction with respect to the second lawsuit. In February 2021, the preliminary injunction was rendered by the Guangzhou intellectual property court applying to seven inverter models. In line with the court’s mandate, we took immediate action to make software changes to meet the court order and also appealed the decision. In addition, on February 22, 2021 a first-instance judgment was issued ordering the three defendants to collectively pay damages in the amount of approximately $7.7 million (including court fees) with respect to the second patent. We appealed this judgement with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal. We believe that we have meritorious defenses to the claims asserted by Huawei.

In addition in the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K/A for the period ended December 31, 2020. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1ARISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

SOLAREDGE TECHNOLOGIES, INC.

Date: May 4, 2021	/s/ Zvi Lando
Zvi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2021	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)