Form 10-Q
period 2021-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2021-08-04
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR

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

Yes ☐ No ☒

As of July 27, 2021, there were 52,270,276 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,112	$827,146
Short-term bank deposits	13,562	60,096
Restricted bank deposits	2,504	2,611
Marketable securities	145,686	143,687
Trade receivables, net of allowances of $2,826 and $2,886, respectively	343,652	218,706
Inventories, net	321,915	331,696
Prepaid expenses and other current assets	137,480	135,399
Total current assets	1,488,911	1,719,341
LONG-TERM ASSETS:
Marketable securities	457,362	147,434
Deferred tax assets, net	19,962	11,676
Property, plant and equipment, net	340,319	303,408
Operating lease right-of-use assets, net	38,302	41,600
Intangible assets, net	61,855	67,818
Goodwill	135,981	140,479
Other long-term assets	21,633	5,353
Total long-term assets	1,075,414	717,768
Total assets	$2,564,325	$2,437,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$141,174	$162,051
Employees and payroll accruals	58,340	63,738
Current maturities of bank loans and accrued interest	139	16,894
Warranty obligations	64,855	62,614
Deferred revenues and customers advances	16,144	24,648
Accrued expenses and other current liabilities	118,933	106,154
Total current liabilities	399,585	436,099
LONG-TERM LIABILITIES:
Convertible senior notes, net	620,082	573,350
Warranty obligations	167,312	142,380
Deferred revenues	128,109	115,372
Deferred tax liabilities, net	-	8,593
Finance lease liabilities	25,525	26,173
Operating lease liabilities	31,153	35,194
Other long-term liabilities	14,766	14,191
Total long-term liabilities	986,947	915,253
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2021 and December 31, 2020; issued and outstanding: 52,263,976 and 51,560,936 shares as of June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	625,268	603,891
Accumulated other comprehensive income (loss)	(3,536)	3,857
Retained earnings	556,056	478,004
Total stockholders’ equity	1,177,793	1,085,757
Total liabilities and stockholders’ equity	$2,564,325	$2,437,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$480,057	$331,851	$885,546	$763,069
Cost of revenues	323,865	228,888	589,280	520,098
Gross profit	156,192	102,963	296,266	242,971
Operating expenses:
Research and development	52,664	38,098	99,641	74,793
Sales and marketing	29,458	20,936	56,369	45,189
General and administrative	19,370	13,964	39,219	30,149
Other operating expenses (income), net	(859)	-	1,350	(4,900)
Total operating expenses	100,633	72,998	196,579	145,231
Operating income	55,559	29,965	99,687	97,740
Financial income (expenses), net	(1,743)	11,565	(7,840)	(5,040)
Income before income taxes	53,816	41,530	91,847	92,700
Income taxes	8,724	4,862	16,679	13,784
Net income	$45,092	$36,668	$75,168	$78,916
Net income per share:
Net basic earnings per share of common stock	$0.87	$0.74	$1.45	$1.59
Net diluted earnings per share of common stock	$0.82	$0.70	$1.36	$1.51
Weighted average number of shares used in computing net basic earnings per share of common stock	52,076,208	49,786,586	51,903,123	49,493,173
Weighted average number of shares used in computing net diluted earnings per share of common stock	55,930,562	52,536,437	55,965,369	52,357,838

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$45,092	$36,668	$75,168	$78,916
Other comprehensive income (loss), net of tax:
Net change related to available-for-sale securities	(691)	1,931	(1,876)	766
Net change related to cash flow hedges	439	(92)	311	446
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	1,779	-	(1,896)	-
Foreign currency translation adjustments, net	1,698	109	(3,932)	(2,845)
Total other comprehensive income (loss)	3,225	1,948	(7,393)	(1,633)
Comprehensive income	$48,317	$38,616	$67,775	$77,283

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid in Capital	Accumulated Other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
	Number	Amount

Balance as of January 1, 2021	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	405,239	* -	5,008	-	-	5,008
Equity based compensation expenses to employees and non-employees	-	-	23,153	-	-	23,153
Other comprehensive income (loss) adjustments	-	-	-	(10,618)	-	(10,618)
Net income	-	-	-	-	30,076	30,076
Balance as of March 31, 2021	51,966,175	$5	$595,716	$(6,761)	$510,964	$1,099,924
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	297,801	* -	5,500	-	-	5,500
Equity based compensation expenses to employees and non-employees	-	-	24,052	-	-	24,052
Other comprehensive loss adjustments	-	-	-	3,225	-	3,225
Net income	-	-	-	-	45,092	45,092
Balance as of June 30, 2021	52,263,976	$5	$625,268	$(3,536)	$556,056	$1,177,793

* Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid in Capital	Accumulated Other comprehensive loss	Retained earnings	Total stockholder’s equity
	Number	Amount
Balance as of January 1, 2020	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	701,431	* -	3,308	-	-	3,308
Equity based compensation expenses to employees and non-employees	-	-	12,773	-	-	12,773
Other comprehensive loss adjustments	-	-	-	(3,581)	-	(3,581)
Net income	-	-	-	-	42,248	42,248
Balance as of March 31, 2020	49,599,493	$5	$491,873	$(5,390)	$379,930	$866,418
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	476,258	* -	5,806	-	-	5,806
Equity based compensation expenses to employees and non-employees	-	-	13,961	-	-	13,961
Other comprehensive loss adjustments	-	-	-	1,948	-	1,948
Net income	-	-	-	-	36,668	36,668
Balance as of June 30, 2020	50,075,751	$5	$511,640	$(3,442)	$416,598	$924,801

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,
	2021	2020
Cash flows provided by operating activities:
Net income	$75,168	$78,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	14,008	10,646
Amortization of intangible assets	4,871	4,615
Amortization of debt discount and debt issuance costs	1,450	-
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	3,558	373
Stock-based compensation expenses	47,205	26,734
Deferred income taxes, net	(3,931)	(6,424)
Loss from disposal of assets	2,051	-
Exchange rate fluctuations and other items, net	12,983	(452)
Changes in assets and liabilities:
Inventories, net	13,229	(94,230)
Prepaid expenses and other assets	(20,356)	37,066
Trade receivables, net	(128,564)	116,045
Trade payables, net	(20,120)	(1,823)
Employees and payroll accruals	9,734	1,457
Warranty obligations	27,298	20,198
Deferred revenues and customers advances	4,524	(31,834)
Other liabilities	19,660	5,768
Net cash provided by operating activities	62,768	167,055
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(422,470)	(36,815)
Proceeds from sales and maturities of available-for-sale marketable securities	103,763	89,739
Purchase of property, plant and equipment	(65,267)	(53,706)
Withdrawal from bank deposits, net	46,534	25,634
Other investing activities	1,442	2,024
Net cash provided by (used in) investing activities	$(335,998)	$26,876

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,
	2021	2020
Cash flows from financing activities:
Repayment of bank loans	$(16,385)	$(15,119)
Proceeds from bank loans	-	15,113
Proceeds from exercise of stock-based awards and payment of withholding taxes	(4,196)	9,114
Other financing activities	(625)	(112)
Net cash provided by (used in) financing activities	(21,206)	8,996
Increase (decrease) in cash and cash equivalents	(294,436)	202,927
Cash and cash equivalents at the beginning of the period	827,146	223,901
Effect of exchange rate differences on cash and cash equivalents	(8,598)	1,544
Cash and cash equivalents at the end of the period	$524,112	$428,372

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

b.The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company now offers a variety of energy solutions, which include lithium-ion cells, batteries and energy storage systems (“Energy Storage”), full powertrain kits for electric vehicles, or EVs (“e-Mobility”), uninterrupted power supply solutions or UPS (“Critical Power”), as well as automated machines for industrial use (“Automation Machines”).

c.Recently issued and adopted pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase of retained earnings in an amount of $2,884, a decrease of an additional paid-in capital in an amount of $36,336, an increase of convertible senior notes, net, in an amount of $45,282 and a decrease of deferred tax liabilities, net, in an amount of $11,830. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The impact of adoption of this standard on the Company’s earnings per share was immaterial.

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

As of June 30, 2021, and December 31, 2020, two contract manufacturers collectively accounted for 35.7% and 48.5% of the Company’s total trade payables, net, respectively.

During 2020, the Company started production in its manufacturing facility in the North of Israel, “Sella 1”. During the second quarter of 2021, Sella 1 reached full manufacturing capacity.

g.Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:-INVENTORIES, NET

	June 30, 2021	December 31, 2020
Raw materials	$136,791	$128,363
Work in process	28,733	25,461
Finished goods	156,391	177,872
	$321,915	$331,696

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable debt securities as of June 30, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$139,063	$97	$(107)	$139,053
Governmental bonds	6,645	-	(12)	6,633
	145,708	97	(119)	145,686

Available for-sale – matures after one year:
Corporate bonds	448,774	86	(2,039)	446,821
Governmental bonds	10,612	-	(71)	10,541
	459,386	86	(2,110)	457,362

Total	$605,094	$183	$(2,229)	$603,048

The following is a summary of available-for-sale marketable debt securities as of December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$141,824	$509	$(57)	$142,276
Governmental bonds	1,400	11	-	1,411
	143,224	520	(57)	143,687

Available for-sale – matures after one year:
Corporate bonds	142,701	65	(214)	142,552
Governmental bonds	4,895	-	(13)	4,882
	147,596	65	(227)	147,434

Total	$290,820	$585	$(284)	$291,121

As of June 30, 2021, the Company didn’t record an allowance for credit losses for its available-for-sale marketable debt securities.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-INVESTMENT IN PRIVATELY-HELD COMPANIES

On January 31, 2021, the Company completed an investment of $ 11,643 in the preferred stock of AutoGrid Systems, Inc ("AutoGrid"), a privately held company without readily determinable fair values.

On February 1, 2021, the Company signed on a preferred stock purchase agreement for an additional investment of $ 5,000 in AutoGrid's preferred stock (the "second investment"). On April 28, the Company completed the second investment.

Under ASU 2016-01 equity investments without readily determinable fair value include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence.

The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in financial income (expenses), net.

The Company accounted for the AutoGrid investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $16,643 as of June 30, 2021. The maximum loss the Company can incur for its investments is their carrying value. Investments in privately-held companies are included within other long-term assets on the consolidated balance sheets.

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

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2021.

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

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	June 30,	December 31,
Description	Hierarchy	2021	2020
Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$93,085	$480,673

Derivative instruments asset:
Options and forward contracts designated as hedging instruments	Level 2	$354	$-
Options and forward contracts not designated as hedging instruments	Level 2	$2,346	3,786

Short-term marketable securities:
Corporate bonds	Level 2	$139,053	$142,276
Governmental bonds	Level 2	$6,633	$1,411

Long-term marketable securities:
Corporate bonds	Level 2	$446,821	$142,552
Governmental bonds	Level 2	$10,541	$4,882

Liabilities
Derivative instruments liability:
Options and forward contracts not designated as hedging instruments	Level 2	$(523)	$(5,819)

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the six months June 30, 2021, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts.

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

As of June 30, 2021, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $20,836.

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

As of June 30, 2021, the Company entered into forward contracts and put and call options to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 12 million and AUD 18 million, respectively.

As of June 30, 2021, the Company entered into forward contracts and put and call options to sell Euro (“EUR”) for U.S. dollars in the amount of EUR 69 million and EUR 51 million, respectively.

The fair value of derivative assets as of June 30, 2021 and December 31, 2020, was $2,700 and $3,786, respectively, which was recorded in prepaid expenses and other current assets in the consolidated balance sheets.

The fair value of derivative liabilities as of June 30, 2021 and December 31, 2020, was $523 and $5,819, respectively, which was recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

For the three months ended June 30, 2021 and 2020, the Company recorded a gain in the amount of $820 and $491, respectively, in financial expense, net, related to the derivative instruments not designated as cash flow hedges.

For the three months ended June 30, 2021 and 2020, the Company recorded an unrealized gain in the amount of $841 and $343, net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

For the six months ended June 30, 2021 and 2020, the Company recorded a gain in the amount of $4,355 and $491, respectively, in financial expense, net, related to the derivative instruments not designated as cash flow hedges.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

For the six months ended June 30, 2021 and 2020, the Company recorded unrealized gain (loss) in the amount of $713 and $881, net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Income
	2021	2020

Unrealized gains on cash flow hedges, net	$54	$99	Cost of revenues
	275	270	Research and development
	56	61	Sales and marketing
	72	66	General and administrative

	457	496	Total, before income taxes

	(55)	(61)	Income tax expense

	$402	$435	Total, net of income taxes

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

The Convertible Senior Notes consisted of the following as of June 30, 2021 and December 31, 2020:

	As of	As of
	June 30, 2021	December 31, 2020
Liability:
Principal	$632,500	$632,500
Unamortized debt discount	-	(46,353)
Unamortized issuance costs	(12,418)	(12,797)
Net carrying amount	$620,082	$573,350

Equity component:
Amount allocated to conversion option	$-	$48,834
Deferred taxes liability, net	-	(11,368)
Allocated issuance costs	-	(1,130)
Equity component, net	$-	$36,336

As of June 30, 2021, the debt issuance costs of the Notes will be amortized over the remaining term of approximately 4.2 years.

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

Adoption of the new standard resulted in an increase of retained earnings in an amount of $2,884, a decrease of an additional paid-in capital in an amount of $36,336, an increase of convertible senior notes, net, in an amount of $45,282 and a decrease of deferred tax liabilities, net, in an amount of $11,830. The impact of adoption of this standard on the Company’s earnings per share was immaterial.

The annual effective interest rate of the Notes following the adoption of ASU 2020-06 is 0.47%.

Interest expense related to the amortization of debt issuance costs was $726 and $1,450 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $801,631. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2021, the if-converted value of the Notes exceeded the principal amount by $169,131.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the six months ended June 30, 2021 and 2020, were as follows:

	As of June 30,
	2021	2020
Balance, at the beginning of the period	$204,994	$172,563
Additions and adjustments to cost of revenues	66,314	47,369
Usage and current warranty expenses	(39,141)	(27,248)
Balance, at the end of the period	232,167	192,684
Less current portion	(64,855)	(68,674)
Long term portion	$167,312	$124,010

NOTE 9:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of June 30, 2021, contingent liabilities exist regarding guarantees in the amounts of $18,373, $4,799 and $1,311 in respect of bank loans, office rent lease agreements and other transactions, respectively. Following the repayment of the bank loans, the related guarantees were closed at the beginning of July 2021.

b.Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials.

These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers, which cannot be canceled without penalty.

The Company utilizes third parties to manufacture its products. In addition, the Company acquires raw materials or other goods and services, including product components, by issuing authorizations to its suppliers to purchase materials based on its projected demand and manufacturing needs. As of June 30, 2021, the Company had non-cancelable purchase obligations totaling approximately $874,877 out of which the Company recorded a provision for loss in the amount of $4,568.

As of June 30, 2021, the Company had contractual obligations for capital expenditures totaling approximately $80,030. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s planned second lithium-ion cell and battery factory in Korea which is under construction.

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

The complaint, filed in the District Court Düsseldorf, Germany, alleged that the Company’s 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA asserted a value in dispute of EUR 5.5 million (approximately $6,537) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid and this invalidity has been appealed by SMA. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

In May 2019, the Company’s two Chinese subsidiaries and its equipment manufacturer in China were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”).

The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damage awards. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately Chinese Yuan (“CNY”) 10.5 million (approximately $1,626), including court fees, with respect of one of the patents. The Company has filed an appeal with the Supreme People’s Court of China. The first instance court’s judgement is not effective or enforceable pending the appeal. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to CNY 50.5 million (approximately $7,818) and for a preliminary injunction with respect to the second lawsuit. In February 2021, a preliminary injunction was rendered by the Guangzhou intellectual property court with respect to such second lawsuit and applying to seven inverter models. In line with the court’s mandate, the Company took immediate action to make software changes to meet the court order and also appealed the decision. In addition, in February 22, 2021 a first-instance judgment was issued ordering the three defendants to collectively pay damages in the amount of CNY 50.5 million (approximately $7,818), including court fees, with respect to the second patent. The Company appealed this judgement with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal. The Company believes that it has meritorious defenses to the claims asserted by Huawei.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of 25.5 million NIS (approximately $7,822) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of June 30, 2021, accrued amounts for legal claims of $9,267, were recorded in accrued expenses and other current liabilities.

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

In the three months ended June 30, 2021, the Company granted under its 2015 Plan, performance-based restricted stock unit (“PRSU”) awards to certain employees which vest upon the achievement of certain performance conditions subject to the employees’ continued service relationship with the Company. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment. The Company recognizes such compensation expenses on an accelerated vesting method.

As of June 30, 2021, a total of 15,406,316 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of June 30, 2021, an aggregate of 8,607,542 options are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCK CAPITAL (Cont.)

A summary of the activity in the stock options granted to employees and members of the board of directors for the six months ended June 30, 2021 and related information are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2020	691,732	31.86	5.07	$198,709
Granted	19,489	311.35
Exercised	(167,578)	32.57
Forfeited or expired	-	-
Outstanding as of June 30, 2021	543,643	41.66	5.56	$128,282

Vested and expected to vest as of June 30, 2021	497,545	36.76	5.83	$119,691

Exercisable as of June 30, 2021	394,071	23.69	5.30	$99,616

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the six months ended June 30, 2021 was $46,157.

The weighted average grant date fair values of options granted to employees and executive directors during the six months ended June 30, 2021 was $168.36.

A summary of the activity in the RSUs and PRSUs granted to employees and directors for the six months ended June 30, 2021, is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2021	2,216,841	$103.79
Granted (1)	159,637	275.66
Vested	(502,176)	74.66
Forfeited	(46,761)	114.53
Unvested as of June 30, 2021	1,827,541	$127.06

(1)	The number of PRSUs granted to employees was 24,078 with a weighted average grant date fair value of 283.39.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-STOCK CAPITAL (Cont.)

c.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of June 30, 2021, a total of 3,175,094 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at its discretion, including a reduction to zero.

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

As of June 30, 2021, 635,193 shares of common stock had been purchased under the ESPP.

As of June 30, 2021, 2,539,901 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.Stock-based compensation expenses for employees and non-employees:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PRSUs granted to employees and nonemployees and ESPP in the condensed consolidated statement of income for the three and six months ended June 30, 2021 and 2020, as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of revenues	$4,291	$2,359	$10,081	$4,632
Research and development	9,805	5,847	18,603	11,225
Selling and marketing	5,780	3,445	11,215	6,637
General and administrative	4,176	2,310	7,306	4,240
Total stock-based compensation expenses	$24,052	$13,961	$47,205	$26,734

As of June 30, 2021, there were total unrecognized compensation expenses in the amount of $229,255 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from July 1, 2021 through May 31, 2026.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-EARNINGS PER SHARE

Basic net EPS is computed by dividing the net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net EPS is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, RSUs, PRSUs, shares to be purchased under the Company’s ESPP, and the Notes due 2025, all in accordance with ASC No. 260, “Earnings Per Share.”

The following table presents the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic EPS:
Numerator:
Net income	$45,092	$36,668	$75,168	$78,916

Denominator:
Shares used in computing net earnings per share of common stock, basic	52,076,208	49,786,586	51,903,123	49,493,173

Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$45,092	$36,668	$75,168	$78,916
Notes due 2025	536	-	1,071	-
Net income attributable to common stock, diluted	$45,628	$36,668	$76,239	$78,916

Denominator:
Shares used in computing net earnings per share of common stock, basic	52,076,208	49,786,586	51,903,123	49,493,173
Notes due 2025	2,276,818	-	2,276,818	-
Effect of stock-based awards	1,577,536	2,749,851	1,785,428	2,864,665
Shares used in computing net earnings per share of common stock, diluted	55,930,562	52,536,437	55,965,369	52,357,838

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-EARNINGS PER SHARE (Cont.)

No shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the three and six months ended June 30, 2021 and 2020.

The vesting of PRSUs is contingent upon the achievement of certain performance conditions. The performance awards are not included in the diluted EPS calculation until the performance conditions have been met.

As of June 30, 2021, the performance conditions associated with these PRSUs were not eligible to be met and consequently none of these PRSUs were considered as issuable for the three and six months ended June 30, 2021.

NOTE 12:-OTHER OPERATING EXPENSES (INCOME)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Kokam purchase escrow (1) (2)	$(859)	$-	$(859)	$(4,900)
Write-off of property, plant and equipment	-	-	2,209	-
Total other operating expenses (income)	$(859)	$-	$1,350	$(4,900)

(1)	In the three and six months ended June 30, 2021, the Company received a payment of $859 out of the Kokam acquisition escrow (“the escrow”), with regards to a working capital adjustment.

(2)	In the six months ended June 30, 2020, the Company was indemnified for an amount of $4,900 out of the escrow, with regards to a legal claim of Kokam that was settled in arbitration.

NOTE 13:-INCOME TAXES

The effective tax rate for the three months ended June 30, 2021 and 2020 were 16.2% and 11.7%, respectively and for the six months ended June 30, 2021 and 2020 were 18.2% and 14.9%, respectively.

The increase in the effective tax rate in the current year is primarily due to presence of a full valuation allowance in various jurisdictions and different allocation of income among the Company’s US, Israel, and foreign subsidiaries.

The Company’s effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended June 30, 2021, due to earnings taxed at lower rates in foreign jurisdictions and tax benefits relating to stock-based compensation, which were partially offset by full valuation allowance in various jurisdictions and Global intangible low-taxed income (“GILTI”) tax.

As of June 30, 2021, and December 31, 2020, unrecognized tax benefits were $10,714 and $10,564, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were $177 and $127 as of June 30, 2021 and December 31, 2020, respectively. It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by up to $8,937 in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company’s effective tax rate, and would be recognized as additional tax benefits.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 14:-SEGMENT INFORMATION

The Company operates in five different operating segments: Solar, Energy Storage, e-Mobility, Critical Power and Automation Machines.

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

The Company manages its assets on a group basis, not by segments, as many of its assets are shared or co-mingled. The Company’s CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.

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

The “All other” category includes the design, development, manufacturing and sales of energy storage products, e-Mobility products, UPS products and automated machines.

The following table presents information on reportable segments profit (loss) for the periods presented:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	Solar	All other	Solar	All other
Revenues	$431,449	$48,509	$807,736	$77,625
Cost of revenues	270,249	46,921	497,082	77,404
Gross profit	161,200	1,588	310,654	221
Research and development	35,592	7,258	67,494	13,523
Sales and marketing	20,889	2,553	39,631	5,050
General and administrative	11,768	3,419	25,040	6,920
Segments profit (loss)	$92,951	$(11,642)	$178,489	$(25,272)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 14:-SEGMENT INFORMATION (Cont.)

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Solar	All other	Solar	All other
Revenues	$310,048	$22,290	$717,695	$45,861
Cost of revenues	205,346	19,238	470,161	40,691
Gross profit	104,702	3,052	247,534	5,170
Research and development	26,374	5,852	53,457	10,060
Sales and marketing	15,020	2,179	33,643	4,322
General and administrative	8,718	2,927	17,874	8,018
Segments profit (loss)	$54,590	$(7,906)	$142,560	$(17,230)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Solar segment revenues	$431,449	$310,048	$807,736	$717,695
All other segment revenues	48,509	22,290	77,625	45,861
Revenues from financing component	99	-	185	-
Intersegment revenues	-	(487)	-	(487)
Consolidated revenues	$480,057	$331,851	$885,546	$763,069

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Solar segment profit	$92,951	$54,590	$178,489	$142,560
All other segment loss	(11,642)	(7,906)	(25,272)	(17,230)
Segments operating profit	81,309	46,684	153,217	125,330
Amounts not allocated to segments:
Stock based compensation expenses	(24,052)	(13,961)	(47,205)	(26,734)
Amortization related to business combinations	(2,653)	(2,651)	(5,222)	(5,336)
Legal settlement	-	-	(1,103)	4,900
Other unallocated expenses, net	955	-	-	(313)
Adjustments:
Intersegment profit	-	(107)	-	(107)
Consolidated operating income	$55,559	$29,965	$99,687	$97,740

NOTE 15:-SUBSEQUENT EVENT

On August 2, the Company entered into an agreement with Samsung SDI pursuant to which Samsung SDI will provide the Company with 1 gigawatt of lithium-ion cells during 2022.

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

Overview

We are a leading provider of an optimized inverter solution that has changed the way power is harvested and managed in a solar photovoltaic, known as PV systems. Our direct current or DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system, for improved return on investment, or RoI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, and improved operating and maintenance, or O&M with module-level and remote monitoring. The typical SolarEdge optimized inverter system consists of power optimizers, inverters, a communication device which enables access to a cloud-based monitoring platform and in many cases, additional smart energy management solutions. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.

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

In the third quarter of 2020 we began commercial shipments to the U.S. from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. During the second quarter of 2021, Sella 1 reached full manufacturing capacity. In 2020, we began construction of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory is being constructed to meet the growing global demand for Li-Ion cells and batteries, specifically in the energy storage system (“ESS”) and e-mobility markets. Sella 2 is expected to initiate ramp-up of manufacturing in the first half of 2022.

We are a leader in the global module-level power electronics (“MLPE”) market. As of June 30, 2021, we have shipped approximately 74.1 million power optimizers and 3.1 million inverters. Over 2.15 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud‑based monitoring platform. As of June 30, 2021, we have shipped approximately 25.7 GW of our DC optimized inverter systems.

Our revenues for the three months ended June 30, 2021 and 2020 were $480.1 million and $331.9 million, respectively. Gross margin was 32.5% and 31.0% for the three months ended June 30, 2021 and 2020, respectively. Net income was $45.1 million and $36.7 million for the three months ended June 30, 2021 and 2020, respectively.

Our revenues for the six months ended June 30, 2021 and 2020 were $885.5 million and $763.1 million, respectively. Gross margin was 33.5% and 31.8% for the six months ended June 30, 2021 and 2020, respectively. Net income was $75.2 million and $78.9 million for the six months ended June 30, 2021 and 2020, respectively.

COVID-19 Impact

We continue to monitor the evolving impact of COVID-19 on our operations and business. Our first priority continues to be protecting and supporting our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel, and have been able to continue our operations remotely or from our offices. We have maintained a flexible attendance policy that has allowed our employees to work remotely, where possible, in order to reduce the number of people who are in our offices while our labs and manufacturing facilities remain fully operational. Our manufacturing facilities in Korea, Italy and Israel and our contract manufacturers’ facilities in China, Vietnam and Hungary have remained operational and at almost full capacity, with some interruptions on a case-by-case basis in compliance with local laws and in order to minimize the spread of the COVID-19 virus. Specifically, in Vietnam, there have been and continue to be government enforced lockdowns that have led to the temporary shutdown of our manufacturing lines. Our customer support centers are working at full capacity, partially from home. Continued travel restrictions however continue to have an impact on our operations.

While our operations and operating expenses have not been significantly impacted by COVID-19, in the second quarter of 2021 we experienced and continue to experience an increase in the cost of goods sold due to an increase in shipping rates that resulted from a reduction in ocean freight capacity, the accumulation of containers in the United States and Europe that were not returned to Asia and the reduction in the availability of air freight that increased the demand for ocean freight.

Our second quarter revenues of $480.1 million reflect a healthy recovery from the impacts of the global pandemic, with an increase of 18.4% from the $405.5 million of revenues in the first quarter of 2021. This increase reflects a significant increase in demand for our products in all geographies in which we operate following the negative impacts on demand experienced in 2020 as a result of the COVID-19 pandemic.

Key Operating Metrics

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to shipments (inverters, power optimizers and megawatts shipped) to evaluate our sales performance and to track market acceptance of our products. We use metrics relating to monitoring (systems monitored) to evaluate market acceptance of our products and usage of our solution.

We provide the “megawatts shipped” metric, which is calculated based on nameplate capacity shipped, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit, not necessarily each additional MW of capacity sold. Accordingly, we also provide the “inverters shipped” and “power optimizers shipped” operating metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Inverters shipped	179,546	141,689	361,451	343,698
Power optimizers shipped	5,011,290	3,515,906	8,746,080	8,576,297
Megawatts shipped (1)	1,643	1,442	3,334	3,292

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Revenues	$480,057	$331,851	$885,546	$763,069
Cost of revenues	323,865	228,888	589,280	520,098
Gross profit	156,192	102,963	296,266	242,971
Operating expenses:
Research and development	52,664	38,098	99,641	74,793
Sales and marketing	29,458	20,936	56,369	45,189
General and administrative	19,370	13,964	39,219	30,149
Other operating expenses (income)	(859)	-	1,350	(4,900)
Total operating expenses	100,633	72,998	196,579	145,231
Operating income	55,559	29,965	99,687	97,740
Financial expenses (income), net	1,743	(11,565)	7,840	5,040
Income before taxes on income	53,816	41,530	91,847	92,700
Taxes on income	8,724	4,862	16,679	13,784
Net income	$45,092	$36,668	$75,168	$78,916

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020

Revenues

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
	2021	2020	Change		2021	2020	Change
Revenues (Dollars in thousands)	$480,057	$331,851	148,206	44.7%	$885,546	$763,069	$122,477	16.1%
Power optimizers (units)	4,937,986	3,741,646	1,196,340	32.0%	8,725,444	8,538,080	187,364	2.2%
Inverters (units)	178,693	141,732	36,961	26.1%	361,607	338,822	22,785	6.7%

Revenues increased by $148.2 million, or 44.7%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues in all geographies; and (ii) an increase in the numbers of powertrain kits supplied by SolarEdge e-Mobility SPA (“SolarEdge e-Mobility”), in an aggregate amount of $20.4 million. Revenues from outside of the U.S. comprised 63.4% of our revenues in the three months ended June 30, 2021, as compared to 62.0% in the three months ended June 30, 2020.

Our blended ASP per watt for solar products is calculated by dividing the solar revenues by the name plate capacity of inverters shipped. Our blended ASP per watt increased by $0.056, or 26.0%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. A primary contributor to this increase was a relatively higher number of power optimizers shipped compared to the number of inverters shipped, which increased our total solar revenues but did not impact the watt amount used for calculating the ASP per watt.

The increase in blended ASP per watt is also attributed to an increase in the sale of residential products out of our total solar product mix, mainly in Europe and in the U.S, that are characterized with higher ASP per watt as well as the strengthening of the Euro and other currencies against the U.S. Dollar.

This increase in blended ASP per watt was partially offset by a change in our customer mix in the U.S. toward larger customers that enjoy preferential pricing due to volume commitments.

Revenues increased by $122.5 million, or 16.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe, and the rest of the world; and (ii) an increase in the numbers of powertrain kits supplied by SolarEdge e-Mobility in an aggregate amount of $30.8 million. This increase was partially offset by a decrease in revenues which we attribute principally to the high level of safe harbor-related revenues in the amount of $51.4 million generated in the U.S. in the first quarter of 2020 which did not occur in 2021 due to the expected extension of the Solar Investment Tax Credits. Revenues from outside of the U.S. comprised 61.7% of our revenues in the six months ended June 30, 2021, as compared to 51.0% in the six months ended June 30, 2020.

Our blended ASP per watt for solar products shipped increased by $0.022, or 9.9%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase is primarily attributed to an increase in the proportion of residential products sold out of our solar product mix, mainly in Europe and in the U.S, that are characterized with higher ASP per watt as well as the strengthening of the Euro and other currencies against the U.S. Dollar.

Cost of Revenues and Gross Profit

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Cost of revenues	$323,865	$228,888	$94,977	41.5%	$589,280	$520,098	$69,182	13.3%
Gross profit	$156,192	$102,963	$53,229	51.7%	$296,266	$242,971	$53,295	21.9%

Cost of revenues increased by $95.0 million, or 41.5%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to:

•

an increase in the volume of products sold;

•

a significant increase in shipment costs in an aggregate amount of $10.4 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•

an increase in personnel-related costs of $3.5 million mainly related to the expansion of our operations and support headcount in the solar business, which grew in parallel to our growing install base worldwide; and

•

an increase in warranty expenses and warranty accruals of $15.2 million due to an increase in our install base and the costs associated with providing our warranty coverage.

These increases were partially offset by:

•

decreased customs duties of $8.9 million attributed to lower tariff charges due to the manufacture of a higher portion of our products for the U.S. outside of China;

Gross profit as a percentage of revenue increased from 31.0% in the three months ended June 30, 2020 to 32.5% in the three months ended June 30, 2021, primarily due to:

•

an increased rate of shipments generated from the sale of residential products, mainly in Europe and in the U.S that are characterized with higher gross margin;

•

decreased customs duties in the United States attributed to lower tariff charges due to the manufacture of a higher portion of our products for the U.S. outside of China;

•

favorable exchange rates on our sales outside of the U.S.; and

•

continued cost reduction efforts.

These factors were partially offset by:

•

an increase in support costs and warranty obligations due to an increase in our install base and costs associated with providing our warranty coverage;

•

a change in our customer mix in the U.S. toward larger customers that enjoy preferential pricing due to volume commitments;

•

a significant increase in shipping rates world-wide; and

•

a negative impact on margins attributed to our non-solar businesses, that are characterized by a lower gross profit.

Cost of revenues increased by $69.2 million, or 13.3%, in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to:

•

an increase in the volume of products sold;

•

an increase in warranty expenses and warranty accruals of $18.9 million due to an increase in our install base and the costs associated with providing our warranty coverage;

•

an increase in shipping costs, in an aggregate amount of $4.3 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped; and

•

an increase in personnel-related costs of $6.4 million related to the expansion of our operations and support headcount in the solar business which grew in parallel to our growing install base worldwide;

These factors were partially offset by:

•

decreased custom duties of $29.3 million attributed to lower tariff charges due to the manufacture of a higher portion of our products for the U.S. outside of China;

Gross profit as a percentage of revenue increased from 31.8% in the six months ended June 30, 2020 to 33.5% in the six months ended June 30, 2021, primarily due to:

•

an increased rate of shipments generated from the sale of residential products, mainly in Europe and in the U.S that are characterized with higher gross margin;

•

decreased custom duties in the U.S. mainly attributed to a decrease in the portion of products manufactured in China;

•

the absence of safe harbor related sales, that were characterized with a lower gross margin in the first quarter of 2020;

•

favorable exchange rates on our sales outside of the U.S.; and

•

continued cost reduction efforts.

These were partially offset by:

•

an increase in support costs related to our warranty obligations due to an increase in our install base and and the costs associated with providing our warranty coverage;

•

a change in our customer mix in the U.S. toward larger customers that enjoy preferable pricing;

•

a significant increase in shipping rates world-wide; and

•

a negative impact on margin attributed to our non-solar businesses, that are characterized by a lower gross profit.

Research and Development

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Research and development	$52,664	$38,098	$14,566	38.2%	$99,641	$74,793	$24,848	33.2%

Research and development costs increased by $14.6 million, or 38.2%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to:

•

an increase in personnel-related costs of $13.7 million resulting from an increase in our research and development headcount, as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in the enhancement of existing products as well as research and development expenses associated with bringing new products to the market;

•

increased expenses related to other overhead costs in an amount of $1.1 million; and

•

increase in depreciation expenses from property and equipment in an amount of $1.0 million.

These were partially offset by a reimbursement of costs charged to a customer, in an amount of $2.1 million, related to research and development activities performed by SolarEdge e-Mobility.

Research and development costs increased by $24.8 million, or 33.2%, in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to:

•

an increase in personnel-related costs of $22.5 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub-contractors in an amount of $2.4 million;

•

increased expenses related to other overhead costs in an amount of $1.9 million; and

•

an increase in depreciation expenses of property and equipment in an amount of $1.9 million.

These increases were partially offset by a reimbursement of costs charged to a customer, in an amount of $4.6 million, related to the research and development activities performed by SolarEdge e-Mobility.

Sales and Marketing

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Sales and Marketing	$29,458	$20,936	$8,522	40.7%	$56,369	$45,189	$11,180	24.7%

Sales and marketing expenses increased by $8.5 million, or 40.7%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increased personnel-related costs of $7.3 million as a result of an increase in headcount supporting our growth in Israel, the U.S. and Asia, as well as salary expenses associated with employee equity-based compensation.

Sales and marketing expenses increased by $11.2 million, or 24.7%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to increased personnel-related costs of $11.2 million as a result of an increase in headcount supporting our growth in Israel, the U.S., and Asia, as well as salary expenses associated with employee equity-based compensation.

General and Administrative

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
General and Administrative	$19,370	$13,964	$5,406	38.7%	$39,219	$30,149	$9,070	30.1%

General and administrative expenses increased by $ 5.4 million, or 38.7%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to:

•

increased personnel-related costs of $5.9 million resulting from an increase in headcount due to hiring of senior executives;

•

the reinstatement of executive management salaries that were voluntarily reduced in early 2020 in order to mitigate the potential effects of COVID-19; and

•

the expansion of certain general and administrative functions in the non-solar businesses in the second half of 2020, as well as salary expenses associated with employee equity-based compensation.

These expenses were partially offset by a decrease in expenses related to an accrual for doubtful debts in an amount of $1.9 million.

General and administrative expenses increased by $9.1 million, or 30.1%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to:

•

increased personnel-related costs of $9.0 million resulting from an increase in headcount due to hiring of senior executives;

•

the reinstatement of executive management salaries that were voluntarily reduced in early 2020 in order to mitigate the potential effects of COVID-19;

•

the expansion of certain general and administrative functions in the non-solar businesses in the second half of 2020, as well as salary expenses associated with employee equity-based compensation; and

•

an increased provision of $3.6 million in connection with legal claims.

These expenses were partially offset by a decrease in expenses related to an accrual for doubtful debts in an amount of $3.9 million.

Other operating expenses (income)

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Other operating expenses (income)	$(859)	$-	$(859)	N/A	$1,350	$(4,900)	$6,250	(127.6)%

Other operating income increased by $0.9 million, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a payment received by us out of the Kokam escrow account with regards to a capital adjustment in connection with the acquisition of Kokam Co., Ltd. (“Kokam”).

Other operating expenses were $1.3 million in the six months ended June 30, 2021, compared to other operating income of $4.9 million in six months ended June 30, 2020, primarily due to:

•

a decrease in income in the amount of $4.9 million incurred in the first quarter of 2020 related to an acquired legal claim as part of the Kokam acquisition which was settled in arbitration; and

•

an increase of $2.1 million in expenses related to write-offs of tangible assets in our solar business, which we ceased using during the first quarter of 2021.

These were partially offset by an increase of $0.9 million in income related to a payment made to us from an escrow account with regards to a working capital adjustment in connection with the Kokam acquisition.

Financial expenses (income), net

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Financial expenses (income), net	$1,743	$(11,565)	$13,308	(115.1)%	$7,840	$5,040	$2,800	55.6%

Financial expenses were $1.7 million in the three months ended June 30, 2021 compared to an income in the amount of $11.6 million in the three months ended June 30, 2020, primarily due to a decrease of $12.8 million in foreign exchange fluctuations income, mainly between the Euro, the New Israeli Shekel and the South Korean Won against the U.S. Dollar.

Financial expenses increased by $2.8 million, or 55.6% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to:

•

an increase of $5.6 million in foreign exchange fluctuations expenses, mainly between the Euro, the New Israeli Shekel and the South Korean Won against the U.S. Dollar;

•

an increase of $1.4 million in expenses related to amortization of issuance costs on our convertible senior notes (“Notes”); and

•

an increase of $0.7 million in accretion (amortization) of discount (premium) on marketable securities, net of interest income.

These expenses were partially offset by an increase of $3.9 million in finance income related to hedging transactions.

Taxes on Income

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Taxes on Income	$8,724	$4,862	$3,862	79.4%	$16,679	$13,784	$2,895	21.0%

Taxes on income increased by $3.9 million, or 79.4%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to a decrease of $1.5 million in deferred tax assets (presented as tax expenses), net, an increase of $2.0 million of current tax expenses mainly attributed to an increase in taxable income in foreign subsidiaries that are profitable in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 and an increase of $0.4 million in prior year tax expenses.

Taxes on income increased by $ 2.9 million, or 21.0% in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to a decrease of $2.8 million in deferred tax assets (presented as tax expenses), net and an increase of $0.3 million in prior year tax expenses. These were partially offset by a decrease of $0.2 million in current tax expenses, net, mainly related to a decrease in profit before tax;

Net Income

	Three Months Ended June 30, 2021 to 2020				Six Months Ended June 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Net Income	$45,092	$36,668	$8,424	23.0%	$75,168	$78,916	$(3,748)	(4.7)%

As a result of the factors discussed above, net income increased by $8.4 million, or 23.0%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

As a result of the factors discussed above, net income decreased by $3.7 million, or 4.7% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by operating activities	$38,685	$59,310	$62,768	$167,055
Net cash provided by (used in) investing activities	$(182,416)	$46,800	$(335,998)	$26,876
Net cash provided by (used in) financing activities	$(19,144)	$5,681	$(21,206)	$8,996
Increase (decrease) in cash and cash equivalents	$(162,875)	$111,791	$(294,436)	$202,927

As of June 30, 2021, our cash and cash equivalents were $524.1 million. This amount does not include $603.0 million invested in available for sale marketable securities, $2.5 million invested in restricted bank deposits and $13.6 million invested in short-term bank deposits. Our principal uses of cash are for funding our operations and other working capital requirements. As of June 30, 2021, we have open commitments for capital expenditures in an amount of approximately $80.0 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $874.9 million related to raw materials and commitments for the future manufacturing of our products. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

Operating Activities

During the six months ended June 30, 2021, cash provided by operating activities was $62.8 million, derived mainly from a net income of $75.2 million that included $82.2 million of non-cash expenses, an increase of $27.3 million in warranty obligations, $19.7 million in accrued expenses and other accounts payable, $9.7 million in accruals for employees, $4.5 million in deferred revenues and customer advances and a decrease of $13.2 million in inventories. This was offset by an increase of $128.6 million in trade receivables, $20.3 million in prepaid expenses and other accounts receivable and a decrease of $20.1 million in trade payables.

For the six months, ended June 30, 2020, cash provided by operating activities was $167.1 million derived mainly from net income of $78.9 million that included $35.5 million of non-cash expenses, a decrease of $116.0 million in trade receivables and $37.1 million in prepaid expenses and other accounts receivable, an increase of $5.8 million in accrued expenses and other accounts payable, $20.2 million in warranty obligations, and $1.4 million in accruals for employees. This was offset by a decrease of $31.8 million in deferred revenues and customer advances, $1.8 million in trade payables and an increase of $94.2 million in inventories.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $336.0 million, of which $422.5 million was invested in available-for-sale marketable securities and $65.3 million was related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements. Net cash used in investing activities was offset by $103.8 million from sales and maturities of available-for-sale marketable securities, $46.5 million from the withdrawal from bank deposits, net and $1.5 million related to other investing activities.

During the six months ended June 30, 2020 net cash provided by investing activities was $26.9 million, of which $89.7 million was proceeds from sales and maturities of available-for-sale marketable securities which we sold in order to maintain high cash balances to mitigate risks associated with COVID-19, $25.6 million was from the withdrawal from restricted bank deposits, net, and $2.1 million related to other investing activities. This was offset by $36.8 million which was invested in available-for-sale marketable securities, and $53.7 million related to capital investments in laboratory equipment, end of line testing equipment, automated assembly lines, manufacturing tools and leasehold improvements.

Financing Activities

During the six months ended June 30, 2021, net cash used in financing activities was $21.2 million, of which $16.4 related to repayment of loans, $4.2 million was attributed to cash received from the exercise of employee and non-employee stock-based awards net of withholding taxes remitted to the tax authorities and $0.6 million related to other financing activities.

For the six months ended June 30, 2020, net cash provided by financing activities was $9.0 million, of which, $15.2 million was related to proceeds from new bank loans of Kokam and $9.1 million was attributed to cash received from the exercise of employee and non-employee stock-based awards. This was offset by $15.2 million used for repayment of loans we acquired as part of the Kokam acquisition and $0.1 million related to other financing activities.

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

Debt Obligations

During 2020, we redeemed all outstanding loans, including the bank loan obligations acquired as part of the acquisition of Kokam and entered into new bank loans in an aggregate amount of $15.2 million. During the second quarter of 2021 we redeemed the new bank loans. In addition, during 2020, we entered into a second bank loan in an aggregate amount of $1.4 million. The second bank loan matures in September 2030, with a monthly interest rate of 2.5%. As of June 30, 2021, the aggregate outstanding amount of the second bank loan was $1.4 million.

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

Foreign Currency Exchange Risk

Approximately 56.4% and 45.6% of our revenues for the six months ended June 30, 2021 and 2020, respectively, were earned in non‑U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and South Korean Won. Our New Israeli Shekel‑denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2021, between the Euro and the U.S. Dollar would increase or decrease our net income by $32.9 million for the six months ended June 30, 2021. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2021 between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $10.5 million for the six months ended June 30, 2021. A hypothetical 10% change in foreign currency exchange rates during the six months ended June 30, 2021, between the South Korean Won and the U.S. Dollar would increase or decrease our net income by $22.7 million for the six months ended June 30, 2021

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. Dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. Dollar during the reporting period.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2021, two customers accounted for approximately 30.46% of our consolidated trade receivables, net balance. We currently do not foresee a credit risk associated with these receivables other than the amount included in our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K/A for the period ended December 31, 2020 and Part II – Other Information; Item 1- “Legal Proceedings” of our Quarterly Report on form 10-Q for the period ended March 31, 2021. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1ARISK FACTORS

There have been no material changes to the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

Date: August 4, 2021	/s/ Zvi Lando
Zvi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)