Form 10-Q
period 2021-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2021-11-03
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR

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

Yes ☐ No ☒

As of October 25, 2021, there were: 52,519,519 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

IN U.S. DOLLARS

UNAUDITED

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526,588	$827,146
Short-term bank deposits	10,122	60,096
Restricted bank deposits	1,064	2,611
Marketable securities	145,459	143,687
Trade receivables, net of allowances of $2,639 and $2,886, respectively	416,244	218,706
Inventories, net	304,713	331,696
Prepaid expenses and other current assets	148,364	135,399
Total current assets	1,552,554	1,719,341
LONG-TERM ASSETS:
Marketable securities	473,315	147,434
Deferred tax assets, net	21,827	11,676
Property, plant and equipment, net	353,344	303,408
Operating lease right-of-use assets, net	39,314	41,600
Intangible assets, net	61,639	67,818
Goodwill	131,757	140,479
Other long-term assets	23,083	5,353
Total long-term assets	1,104,279	717,768
Total assets	$2,656,833	$2,437,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$137,621	$162,051
Employees and payroll accruals	63,845	63,738
Current maturities of bank loans and accrued interest	141	16,894
Warranty obligations	67,096	62,614
Deferred revenues and customers advances	16,939	24,648
Accrued expenses and other current liabilities	119,865	106,154
Total current liabilities	405,507	436,099
LONG-TERM LIABILITIES:
Convertible senior notes, net	620,808	573,350
Warranty obligations	179,967	142,380
Deferred revenues	136,269	115,372
Deferred tax liabilities, net	405	8,593
Finance lease liabilities	25,375	26,173
Operating lease liabilities	31,509	35,194
Other long-term liabilities	14,910	14,191
Total long-term liabilities	1,009,243	915,253
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2021 and December 31, 2020; issued and outstanding: 52,519,490 and 51,560,936 shares as of September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	652,109	603,891
Accumulated other comprehensive income (loss)	(19,135)	3,857
Retained earnings	609,104	478,004
Total stockholders’ equity	1,242,083	1,085,757
Total liabilities and stockholders’ equity	$2,656,833	$2,437,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$526,404	$338,095	$1,411,950	$1,101,164
Cost of revenues	353,843	230,032	943,123	750,130
Gross profit	172,561	108,063	468,827	351,034
Operating expenses:
Research and development	55,666	40,817	155,307	115,610
Sales and marketing	29,383	21,924	85,752	67,113
General and administrative	21,098	14,928	60,317	45,077
Other operating expenses (income), net	-	-	1,350	(4,900)
Total operating expenses	106,147	77,669	302,726	222,900
Operating income	66,414	30,394	166,101	128,134
Financial income (expenses), net	(5,751)	15,765	(13,591)	10,725
Income before income taxes	60,663	46,159	152,510	138,859
Income taxes	7,615	2,408	24,294	16,192
Net income	$53,048	$43,751	$128,216	$122,667
Net income per share:
Net basic earnings per share of common stock	$1.01	$0.87	$2.46	$2.46
Net diluted earnings per share of common stock	$0.96	$0.83	$2.32	$2.33
Weighted average number of shares used in computing net basic earnings per share of common stock	52,355,867	50,529,691	52,056,233	49,842,399
Weighted average number of shares used in computing net diluted earnings per share of common stock	55,929,000	53,144,188	55,955,441	52,623,675

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$53,048	$43,751	$128,216	$122,667
Other comprehensive income (loss), net of tax:
Net change related to available-for-sale securities	29	(210)	(1,847)	556
Net change related to cash flow hedges	308	(446)	619	-
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(12,272)	-	(14,168)	-
Foreign currency translation adjustments, net	(3,664)	1,455	(7,596)	(1,390)
Total other comprehensive income (loss)	(15,599)	799	(22,992)	(834)
Comprehensive income	$37,449	$44,550	$105,224	$121,833

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid in	Accumulated Other comprehensive	Retained	Total stockholders’
	Number	Amount	Capital	income (loss)	earnings	equity

Balance as of January 1, 2021	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	405,239	* -	5,008	-	-	5,008
Equity based compensation expenses to employees and non-employees	-	-	23,153	-	-	23,153
Other comprehensive income (loss) adjustments	-	-	-	(10,618)	-	(10,618)
Net income	-	-	-	-	30,076	30,076
Balance as of March 31, 2021	51,966,175	$5	$595,716	$(6,761)	$510,964	$1,099,924
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	297,801	* -	5,500	-	-	5,500
Equity based compensation expenses to employees and non-employees	-	-	24,052	-	-	24,052
Other comprehensive loss adjustments	-	-	-	3,225	-	3,225
Net income	-	-	-	-	45,092	45,092
Balance as of June 30, 2021	52,263,976	$5	$625,268	$(3,536)	$556,056	$1,177,793
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	255,514	* -	656	-	-	656
Equity based compensation expenses to employees and non-employees	-	-	26,185	-	-	26,185
Other comprehensive loss adjustments	-	-	-	(15,599)	-	(15,599)
Net income	-	-	-	-	53,048	53,048
Balance as of September 30, 2021	52,519,490	$5	$652,109	$(19,135)	$609,104	$1,242,083

* Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid in	Accumulated Other comprehensive	Retained	Total stockholders’
	Number	Amount	Capital	loss	earnings	equity

Balance as of January 1, 2020	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	701,431	* -	3,308	-	-	3,308
Equity based compensation expenses to employees and non-employees	-	-	12,773	-	-	12,773
Other comprehensive loss adjustments	-	-	-	(3,581)	-	(3,581)
Net income	-	-	-	-	42,248	42,248
Balance as of March 31, 2020	49,599,493	$5	$491,873	$(5,390)	$379,930	$866,418
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	476,258	* -	5,806	-	-	5,806
Equity based compensation expenses to employees and non-employees	-	-	13,961	-	-	13,961
Other comprehensive loss adjustments	-	-	-	1,948	-	1,948
Net income	-	-	-	-	36,668	36,668
Balance as of June 30, 2020	50,075,751	$5	$511,640	$(3,442)	$416,598	$924,801
Issuance of Common Stock upon exercise of employee and non-employees stock-based awards	1,131,559	* -	10,091	-	-	10,091
Equity based compensation expenses to employees and non-employees	-	-	16,259	-	-	16,259
Equity component of convertible senior notes, net	-	-	36,336	-	-	36,336
Other comprehensive loss adjustments	-	-	-	799	-	799
Net income	-	-	-	-	43,751	43,751
Balance as of September 30, 2020	51,207,310	$5	$574,326	$(2,643)	$460,349	$1,032,037

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net income	$128,216	$122,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	21,492	16,376
Amortization of intangible assets	7,487	7,081
Amortization of debt discount and debt issuance costs	2,175	168
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	6,301	602
Stock-based compensation expenses	73,390	42,993
Deferred income taxes, net	(6,686)	(5,263)
Loss from disposal of assets	2,013	-
Exchange rate fluctuations and other items, net	13,086	(235)
Changes in assets and liabilities:
Inventories, net	30,678	(121,999)
Prepaid expenses and other assets	(14,977)	37,871
Trade receivables, net	(206,131)	118,044
Trade payables, net	(22,959)	(35,499)
Employees and payroll accruals	14,321	3,132
Warranty obligations	42,368	23,155
Deferred revenues and customers advances	13,723	(24,283)
Other liabilities, net	20,055	10,619
Net cash provided by operating activities	124,552	195,429
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(511,615)	(36,781)
Proceeds from sales and maturities of available-for-sale marketable securities	174,817	116,419
Purchase of property, plant and equipment	(94,135)	(90,553)
Withdrawal from (investment in) bank deposits, net	50,020	(14,667)
Investment in privately held company	(16,643)	-
Payment for asset acquisition, net of cash acquired	(2,996)	-
Withdrawal from restricted bank deposits	46	25,538
Other investing activities	2,547	743
Net cash provided by (used in) investing activities	$(397,959)	$699

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,
	2021	2020
Cash flows from financing activities:
Repayment of bank loans	$(16,219)	$(15,194)
Proceeds from exercise of stock-based awards and payment of withholding taxes	(2,274)	19,205
Proceeds from issuance of convertible senior notes, net	-	618,269
Proceeds from bank loans	-	15,185
Other financing activities	(939)	(152)
Net cash provided by (used in) financing activities	(19,432)	637,313
Increase (decrease) in cash and cash equivalents	(292,839)	833,441
Cash and cash equivalents at the beginning of the period	827,146	223,901
Effect of exchange rate differences on cash and cash equivalents	(7,719)	(9,233)
Cash and cash equivalents at the end of the period	$526,588	$1,048,109

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-GENERAL

a.SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) including the Company’s future ready energy hub inverter which supports, among other things, connection to a DC- coupled battery for backup capabilities, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) a storage and backup solution that is used to increase energy independence and maximize self-consumption for homeowners by utilizing a battery, either the energy bank battery introduced by the Company or a battery that is sold separately by third party manufacturers, to store and supply power as needed, and (v) additional smart energy management solutions.

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

e.Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The duration, scope and effects of the ongoing COVID-19 pandemic, government and other third-party responses to it, and the related macroeconomic effects, including to the Company’s business and the business of the Company’s suppliers and customers are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to this evolving situation. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, inventories, incremental credit losses on receivables and AFS debt securities, or an increase in the Company’s insurance liabilities as of the time of a relevant measurement event.

f.Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of September 30, 2021, and December 31, 2020, two contract manufacturers collectively accounted for 23.2% and 48.5% of the Company’s total trade payables, net, respectively.

During 2020, the Company began commercial shipments from its manufacturing facility in the North of Israel, “Sella 1”. During the second quarter of 2021, Sella 1 reached full manufacturing capacity.

g.Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:-INVENTORIES, NET

	September 30, 2021	December 31, 2020
Raw materials	$161,863	$128,363
Work in process	21,795	25,461
Finished goods	121,055	177,872
	$304,713	$331,696

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 3:-MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable debt securities as of September 30, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$138,938	$69	$(143)	$138,864
Governmental bonds	6,600	1	(6)	6,595
	145,538	70	(149)	145,459

Available for-sale – matures after one year:
Corporate bonds	463,081	64	(1,979)	461,166
Governmental bonds	12,211	-	(62)	12,149
	475,292	64	(2,041)	473,315

Total	$620,830	$134	$(2,190)	$618,774

The following is a summary of available-for-sale marketable debt securities as of December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$141,824	$509	$(57)	$142,276
Governmental bonds	1,400	11	-	1,411
	143,224	520	(57)	143,687

Available for-sale – matures after one year:
Corporate bonds	142,701	65	(214)	142,552
Governmental bonds	4,895	-	(13)	4,882
	147,596	65	(227)	147,434

Total	$290,820	$585	$(284)	$291,121

As of September 30, 2021, the Company didn’t record an allowance for credit losses for its available-for-sale marketable debt securities.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-INVESTMENT IN PRIVATELY-HELD COMPANY

On January 31, 2021, the Company completed an investment of $11,643 in the preferred stock of AutoGrid Systems, Inc ("AutoGrid"), a privately held company without readily determinable fair values.

On February 1, 2021, the Company signed on a preferred stock purchase agreement for an additional investment of $5,000 in AutoGrid's preferred stock (the "second investment"). On April 28, the Company completed the second investment.

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

The Company accounted for the AutoGrid investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $16,643 as of September 30, 2021. The maximum loss the Company can incur for its investments is their carrying value. Investments in privately-held companies are included within other long-term assets on the consolidated balance sheets.

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

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2021.

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

		Fair value measurements as of
	Fair Value	September 30,	December 31,
Description	Hierarchy	2021	2020
Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market mutual funds	Level 1	$85,581	$480,673

Derivative instruments asset:
Options and forward contracts designated as hedging instruments	Level 2	$706	$-
Options and forward contracts not designated as hedging instruments	Level 2	$3,796	$3,786

Short-term marketable securities:
Corporate bonds	Level 2	$138,864	$142,276
Governmental bonds	Level 2	$6,595	$1,411

Long-term marketable securities:
Corporate bonds	Level 2	$461,166	$142,552
Governmental bonds	Level 2	$12,149	$4,882

Liabilities
Derivative instruments liability:
Options and forward contracts not designated as hedging instruments	Level 2	$-	$(5,819)

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the nine months ended September 30, 2021, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. Accordingly, when the dollar strengthens against the NIS, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of September 30, 2021, the Company entered into forward contracts to sell U.S. dollars for NIS in the amount of $36,481.

In addition to the above-mentioned cash flow hedges transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, under financial income (expenses), net.

As of September 30, 2021, the Company entered into forward contracts and put and call options to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 6 million and AUD 9 million, respectively.

As of September 30, 2021, the Company entered into forward contracts and put and call options to sell Euro (“EUR”) for U.S. dollars in the amount of EUR 56 million and EUR 24 million, respectively.

The fair value of derivative assets as of September 30, 2021 and December 31, 2020, was $4,502 and $3,786, respectively, which was recorded in prepaid expenses and other current assets in the consolidated balance sheets.

As of September 30, 2021, there were no derivative liabilities. As of December 31, 2020, the fair value of derivative liabilities was $5,819, which was recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

For the three months ended September 30, 2021 and 2020, the Company recorded a gain and loss in the amount of $3,350 and $1,450, respectively, in financial income (expense), net, related to the derivative instruments not designated as cash flow hedges.

For the three months ended September 30, 2021 and 2020, the Company recorded an unrealized gain in the amount of $1,006 and $85 net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

For the nine months ended September 30, 2021 and 2020, the Company recorded a gain and loss in the amount of $7,706 and $959, respectively, in financial income (expense), net, related to the derivative instruments not designated as cash flow hedges.

For the nine months ended September 30, 2021 and 2020, the Company recorded unrealized gain in the amount of $1,719 and $966 net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

NOTE 7:-OTHER COMPRENHENSIVE INCOME (LOSS)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Unrealized gains on cash flow hedges, net	$97	$90	$152	$189	Cost of revenues
	476	353	751	623	Research and development
	97	75	153	136	Sales and marketing
	124	87	196	153	General and administrative
	794	605	1,252	1,101	Total, before income taxes
	(96)	(74)	(152)	(135)	Income tax expense
	$698	$531	$1,100	$966	Total, net of income taxes
Unrealized gains on available-for-sale marketable securitie	$12	$-	$16	$-	Financial income (expenses), net
	-	-	(4)	-	Income tax expense
	$12	$-	$12	$-	Total, net of income taxes
	$710	$531	$1,112	$966	Total, net of income taxes

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

The Convertible Senior Notes consisted of the following as of September 30, 2021 and December 31, 2020:

	As of	As of
	September 30, 2021	December 31, 2020
Liability:
Principal	$632,500	$632,500
Unamortized debt discount	-	(46,353)
Unamortized issuance costs	(11,692)	(12,797)
Net carrying amount	$620,808	$573,350

Equity component:
Amount allocated to conversion option	$-	$48,834
Deferred taxes liability, net	-	(11,368)
Allocated issuance costs	-	(1,130)
Equity component, net	$-	$36,336

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 8:-CONVERTIBLE SENIOR NOTES (Cont.)

As of September 30, 2021, the debt issuance costs of the Notes will be amortized over the remaining term of approximately 4 years.

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

The following table presents the total amount of interest expenses recognized related to the Notes for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization of debt discount	$-	$131	$-	$131
Amortization of debt issuance costs	726	37	2,176	37
Total interest expenses	$726	$168	$2,176	$168

As of September 30, 2021, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $791,106. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of September 30, 2021, the if-converted value of the Notes exceeded the principal amount by $158,606.

NOTE 9:-WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the nine months ended September 30, 2021 and 2020, were as follows:

	As of September 30,
	2021	2020
Balance, at the beginning of the period	$204,994	$172,563
Additions and adjustments to cost of revenues	109,382	74,465
Usage and current warranty expenses	(67,313)	(51,334)
Balance, at the end of the period	247,063	195,694
Less current portion	(67,096)	(65,080)
Long term portion	$179,967	$130,614

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-COMMITMENTS AND CONTINGENT LIABILITIES

a.Guarantees:

As of September 30, 2021, contingent liabilities exist regarding guarantees in the amounts of $5,167 and $2,782 in respect of office rent lease agreements and other transactions, respectively.

b.Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials.

These contractual purchase obligations relate to inventories held by contract manufacturers and purchase orders initiated by the contract manufacturers, which cannot be canceled without penalty.

The Company utilizes third parties to manufacture its products. In addition, the Company acquires raw materials or other goods and services, including product components, by issuing authorizations to its suppliers to purchase materials based on its projected demand and manufacturing needs. As of September 30, 2021, the Company had non-cancelable purchase obligations totaling approximately $1,178,921 out of which the Company recorded a provision for loss in the amount of $3,992.

As of September 30, 2021, the Company had contractual obligations for capital expenditures totaling approximately $126,210. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s planned second lithium-ion cell and battery factory in Korea which is under construction.

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

The complaint, filed in the District Court Düsseldorf, Germany, alleged that the Company’s 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. In its complaint, SMA asserted a value in dispute of EUR 5.5 million (approximately $6,364) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid and this invalidity has been appealed by SMA. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

In May 2019, the Company’s two Chinese subsidiaries and its equipment manufacturer in China were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”).

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 10:-COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damage awards. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately Chinese Yuan (“CNY”) 10.5 million (approximately $1,623), including court fees, with respect of one of the patents. The Company has filed an appeal with the Supreme People’s Court of China. The first instance court’s judgement is not effective or enforceable pending the appeal. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to CNY 50.5 million (approximately $7,808) and for a preliminary injunction with respect to the second lawsuit. In February 2021, a preliminary injunction was rendered by the Guangzhou intellectual property court with respect to such second lawsuit and applying to seven inverter models. In line with the court’s mandate, the Company took immediate action to make software changes to meet the court order and also appealed the decision. In addition, in February 22, 2021 a first-instance judgment was issued ordering the three defendants to collectively pay damages in the amount of CNY 50.5 million (approximately $7,808), including court fees, with respect to the second patent. The Company appealed this judgement with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal. In October 2021, a first-instance judgment was issued ordering the three defendants to collectively pay damages in the amount of approximately CNY 10.5 million (approximately $1,623), including court fees, with respect to the third lawsuit. The Company has filed an appeal with the Supreme People’s Court of China. The first instance court’s judgement is not effective or enforceable pending the appeal. The Company believes that it has meritorious defenses to the claims asserted by Huawei.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of 25.5 million NIS (approximately $7,897) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of September 30, 2021, accrued amounts for legal claims of $11,132, were recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-STOCK CAPITAL

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

In the three and nine months ended September 30, 2021, the Company granted under its 2015 Plan, performance-based restricted stock unit (“PRSU”) awards to certain employees which vest upon the achievement of certain performance conditions subject to the employees’ continued service relationship with the Company. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment. The Company recognizes such compensation expenses on an accelerated vesting method.

As of September 30, 2021, a total of 15,406,316 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of September 30, 2021, an aggregate of 8,617,974 options are still available for future grant under the 2015 Plan.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-STOCK CAPITAL (Cont.)

A summary of the activity in the stock options granted to employees and members of the board of directors for the nine months ended September 30, 2021 and related information are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2020	691,732	31.86	5.07	$198,709
Granted	19,489	311.35
Exercised	(188,425)	32.45
Forfeited or expired	(10,432)	44.24
Outstanding as of September 30, 2021	512,364	42.02	5.32	$115.260

Vested and expected to vest as of September 30, 2021	477,119	37.28	5.54	$109,397

Exercisable as of September 30, 2021	395,839	25.49	5.09	$95,005

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $51,308.

The weighted average grant date fair values of options granted to employees and executive directors during the nine months ended September 30, 2021 was $168.36.

A summary of the activity in the RSUs and PRSUs granted to employees and directors for the nine months ended September 30, 2021, is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2021	2,216,841	$103.79
Granted (1)	322,909	283.61
Vested	(732,555)	78.61
Forfeited	(92,198)	121.09
Unvested as of September 30, 2021	1,714,997	$146.53

(1)	The number of PRSUs granted to employees was 132,673 with a weighted average grant date fair value of 294.04.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 11:-STOCK CAPITAL (Cont.)

c.Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of September 30, 2021, a total of 3,175,094 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at its discretion, including a reduction to zero.

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

As of September 30, 2021, 635,193 shares of common stock had been purchased under the ESPP.

As of September 30, 2021, 2,539,901 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.Stock-based compensation expenses for employees and non-employees:

The Company recognized stock-based compensation expenses related to stock options, RSUs and PRSUs granted to employees and nonemployees and ESPP in the condensed consolidated statement of income for the three and nine months ended September 30, 2021 and 2020, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenues	$4,289	$2,730	$14,370	$7,362
Research and development	11,949	6,904	30,552	18,129
Selling and marketing	5,737	4,066	16,952	10,703
General and administrative	4,210	2,559	11,516	6,799
Total stock-based compensation expenses	$26,185	$16,259	$73,390	$42,993

As of September 30, 2021, there were total unrecognized compensation expenses in the amount of $257,967 related to non-vested equity-based compensation arrangements granted under the Company’s Plans. These expenses are expected to be recognized during the period from October 1, 2021 through May 31, 2026.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-EARNINGS PER SHARE

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

The following table presents the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic EPS:
Numerator:
Net income	$53,048	$43,751	$128,216	$122,667

Denominator:
Shares used in computing net earnings per share of common stock, basic	52,355,867	50,529,691	52,056,233	49,842,399

Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$53,048	$43,751	$128,216	$122,667
Notes due 2025	525	137	1,575	137
Net income attributable to common stock, diluted	$53,573	$43,888	$129,791	$122,804

Denominator:
Shares used in computing net earnings per share of common stock, basic	52,355,867	50,529,691	52,056,233	49,842,399
Notes due 2025	2,276,818	197,984	2,276,818	65,995
Effect of stock-based awards	1,296,315	2,416,513	1,622,390	2,715,281
Shares used in computing net earnings per share of common stock, diluted	55,929,000	53,144,188	55,955,441	52,623,675

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 12:-EARNINGS PER SHARE (Cont.)

No shares were excluded from the calculation of diluted net EPS due to their anti-dilutive effect for the three and nine months ended September 30, 2021 and 2020.

The vesting of PRSUs is contingent upon the achievement of certain performance conditions. The performance awards are not included in the diluted EPS calculation until the performance conditions have been met.

As of September 30, 2021, certain performance conditions associated with these PRSUs were met and consequently 14,773 PRSUs were considered as issuable for the calculation of the diluted EPS for the three and nine months ended September 30, 2021.

NOTE 13:-OTHER OPERATING EXPENSES (INCOME)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Kokam purchase escrow (1) (2)	$-	$-	$(859)	$(4,900)
Write-off of property, plant and equipment	-	-	2,209	-
Total other operating expenses (income)	$-	$-	$1,350	$(4,900)

(1)

In the nine months ended September 30, 2021, the Company received a payment of $859 out of the Kokam Co., Ltd. (“Kokam”) acquisition escrow (“the escrow”), with regards to a working capital adjustment.

(2)	In the nine months ended September 30, 2020, the Company was indemnified for an amount of $4,900 out of the escrow, with regards to a legal claim of Kokam that was settled in arbitration.

NOTE 14:-INCOME TAXES

The effective tax rate for the three months ended September 30, 2021 and 2020 were 12.6% and 5.2%, respectively and for the nine months ended September 30, 2021 and 2020 were 15.9% and 11.7%, respectively.

The increase in the effective tax rate in the current year is primarily due to presence of a full valuation allowance in various jurisdictions and different allocation of income among the Company’s US, Israel, and foreign subsidiaries.

The Company’s effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended September 30, 2021, due to earnings taxed at lower rates in foreign jurisdictions and tax benefits relating to stock-based compensation, which were partially offset by full valuation allowance in various jurisdictions and Global intangible low-taxed income (“GILTI”) tax.

As of September 30, 2021, and December 31, 2020, unrecognized tax benefits were $10,708 and $10,564, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were $205 and $127 as of September 30, 2021 and December 31, 2020, respectively. It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by up to $8,937 in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company’s effective tax rate, and would be recognized as additional tax benefits.

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 15:-SEGMENT INFORMATION

The Company operates in five different operating segments: Solar, Energy Storage, e-Mobility, Critical Power and Automation Machines.

The Company's Chief Executive Officer, who is the chief operating decision maker (“CODM”), makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the operating segments.

The Company does not allocate to its operating segments revenue recognized due to advance payments received for performance obligations that extend for a period greater than one year (“financing component”), related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606).

Segment profit is comprised of gross profit for the segment less operating expenses that do not include amortization of purchased intangible assets, stock based compensation expenses and certain other items.

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

The Solar segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and a residential storage solution, compatible with the Company’s energy hub inverter, intended to store and supply power for back-up and to maximize self-consumption. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud-based monitoring platform.

The “All other” category includes the design, development, manufacturing and sales of energy storage products, e-Mobility products, UPS products and automated machines.

The following table presents information on reportable segments profit (loss) for the periods presented:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Solar	All other	Solar	All other
Revenues	$476,838	$49,455	$1,284,574	$127,080
Cost of revenues	302,081	45,132	799,163	122,536
Gross profit	174,757	4,323	485,411	4,544
Research and development	34,657	8,853	102,151	22,376
Sales and marketing	21,127	2,290	60,758	7,340
General and administrative	14,054	2,863	39,094	9,783
Segments profit (loss)	$104,919	$(9,683)	$283,408	$(34,955)

SOLAREDGE TECHNOLOGIES, INC.

AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 15:-SEGMENT INFORMATION (Cont.)

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Solar	All other	Solar	All other
Revenues	$312,480	$25,615	$1,030,175	$71,476
Cost of revenues	203,590	21,283	673,751	61,974
Gross profit	108,890	4,332	356,424	9,502
Research and development	26,466	7,421	79,923	17,481
Sales and marketing	15,160	2,328	48,803	6,650
General and administrative	10,593	1,210	28,467	9,228
Segments profit (loss)	$56,671	$(6,627)	$199,231	$(23,857)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Solar segment revenues	$476,838	$312,480	$1,284,574	$1,030,175
All other segment revenues	49,455	25,615	127,080	71,476
Revenues from financing component	111	-	296	-
Intersegment revenues	-	-	-	(487)
Consolidated revenues	$526,404	$338,095	$1,411,950	$1,101,164

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Solar segment profit	$104,919	$56,671	$283,408	$199,231
All other segment loss	(9,683)	(6,627)	(34,955)	(23,857)
Segments operating profit	95,236	50,044	248,453	175,374
Amounts not allocated to segments:
Stock based compensation expenses	(26,185)	(16,259)	(73,390)	(42,993)
Amortization related to business combinations	(2,785)	(2,833)	(8,007)	(8,169)
Legal settlement	-	-	859	4,900
Other unallocated income (expenses), net	148	(558)	(1,814)	(871)
Adjustments:
Intersegment profit	-	-	-	(107)
Consolidated operating income	$66,414	$30,394	$166,101	$128,134

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

•

existing and future responses to and effects of COVID-19;

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

•

our ability to forecast demand for our products accurately and to match production and delivery with demand;

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

•

our ability to service our debt; and

•

the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report, our annual report on Form 10-K/A for the year ended December 31, 2020 and subsequent reports on Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a leading provider of an optimized inverter solution that has changed the way power is harvested and managed in a solar photovoltaic, known as PV systems. Our direct current or DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system, for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, and improved operating and maintenance, or O&M with module-level and remote monitoring. Our future ready SolarEdge energy hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup, and optional connection to the SolarEdge smart EV charger. The typical SolarEdge optimized inverter system consists of power optimizers, inverters, a communication device which enables access to a cloud-based monitoring platform and in many cases, additional smart energy management solutions. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility-scale solar installations.

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which include not only residential, commercial and small utility scale PV systems but also product offerings in the areas of energy storage systems or ESS and backup including our own SolarEdge energy bank battery, electric vehicle, or EV components and charging capabilities, home energy management, grid services and virtual power plants, lithium-ion batteries and uninterrupted power supply, known as UPS solutions.

In the third quarter of 2020 we began commercial shipments to the U.S. from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. During the second quarter of 2021, Sella 1 reached full manufacturing capacity. In 2020, we began construction of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory is being constructed to meet the growing global demand for Li-Ion cells and batteries, specifically in the energy storage system (“ESS”) and e-Mobility markets. Sella 2 is expected to initiate test runs for manufacturing in the first half of 2022.

We are a leader in the global module-level power electronics (“MLPE”) market. As of September 30, 2021, we have shipped approximately 78.8 million power optimizers and 3.3 million inverters. Over 2.3 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of September 30, 2021, we have shipped approximately 27.6 GW of our DC optimized inverter systems.

Our revenues for the three months ended September 30, 2021 and 2020 were $526.4 million and $338.1 million, respectively. Gross margin was 32.8% and 32.0% for the three months ended September 30, 2021 and 2020, respectively. Net income was $53.0 million and $43.8 million for the three months ended September 30, 2021 and 2020, respectively.

Our revenues for the nine months ended September 30, 2021 and 2020 were $1,412.0 million and $1,101.2 million, respectively. Gross margin was 33.2% and 31.9% for the nine months ended September 30, 2021 and 2020, respectively. Net income was $128.2 million and $122.7 million for the nine months ended September 30, 2021 and 2020, respectively.

COVID-19 Impact

We continue to monitor the evolving impact of COVID-19 on our operations and business. Our first priority continues to be protecting and supporting our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel. In the third quarter of 2021 our contract manufacturer in Vietnam was forced to temporarily close its facilities due to government mandated lockdowns. The mandatory shut down lasted 12 weeks, longer than had been anticipated and ramp of the site is still underway, expected to reach full capacity in mid-November of 2021. Our manufacturing facilities in Korea (for our energy storage business), Italy (for our e-Mobility components) and Israel and our contract manufacturers’ facilities in China, and Hungary have remained operational at almost full capacity this quarter. While we increased manufacturing capacity in China, Israel and Hungary in order to compensate for the Vietnam factory Covid related lockdown, our aggregate overall manufacturing capacity was negatively impacted and together with shipping constraints caused by port congestions, has reduced our finished goods inventory and availability to supply for this quarter and next quarter. To the extent that there are no further lockdowns, manufacturing capacity will revert to levels that accommodate the growing demand for our products within the first half of 2022. Our customer support centers are working at full capacity, partially from home. Continued travel restrictions however continue to have an impact on our operations.

While our operations and operating expenses have not been significantly impacted by COVID-19, in the third quarter of 2021 we experienced and continue to experience an increase in the cost of goods sold due to an increase in shipping rates that resulted from a reduction in ocean freight capacity, the accumulation of containers in the U.S and Europe that were not returned to Asia and the reduction in the availability of air freight that increased the demand for ocean freight. In the third quarter we experienced and expect to continue to experience disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in shipping ports and industry wide component shortages. These factors have impacted our ability to accurately plan and forecast the delivery of our products to customers and have also increased the total shipping time and cost of ocean freight for components and finished goods. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design work-arounds solutions which may impact our ability to meet our plans to roll out new innovative products and services. Additionally, a customer of SolarEdge e-Mobility SPA (“SolarEdge e-Mobility”) that has experienced disruptions in its own manufacturing process due to global component shortages has delayed the delivery date of powertrain units that were expected to be supplied by SolarEdge e-Mobility in the third quarter of 2021.

Despite the logistics and manufacturing hurdles, our third quarter revenues of $526.4 million reflect healthy demand for our products, with an increase of 9.7% from $ 480.1 million of revenues in the second quarter of 2021. This increase reflects a significant increase in demand for our products in all geographies in which we operate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Inverters shipped	230,849	152,531	592,300	496,229
Power optimizers shipped	4,699,443	3,271,787	13,445,523	11,848,084
Megawatts shipped (1)	1,903	1,451	5,237	4,743

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Revenues	$526,404	$338,095	$1,411,950	$1,101,164
Cost of revenues	353,843	230,032	943,123	750,130
Gross profit	172,561	108,063	468,827	351,034
Operating expenses:
Research and development	55,666	40,817	155,307	115,610
Sales and marketing	29,383	21,924	85,752	67,113
General and administrative	21,098	14,928	60,317	45,077
Other operating expenses (income)	-	-	1,350	(4,900)
Total operating expenses	106,147	77,669	302,726	222,900
Operating income	66,414	30,394	166,101	128,134
Financial expenses (income), net	5,751	(15,765)	13,591	(10,725)
Income before taxes on income	60,663	46,159	152,510	138,859
Taxes on income	7,615	2,408	24,294	16,192
Net income	$53,048	$43,751	$128,216	$122,667

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Revenues (Dollars in thousands)	$526,404	$338,095	$188,309	55.7%	$1,411,950	$1,101,164	$310,786	28.2%
Power optimizers (units)	4,706,682	4,587,380	119,302	2.6%	13,432,126	11,848,084	1,584,042	13.4%
Inverters (units)	234,636	152,531	82,105	53.8%	596,243	496,229	100,014	20.2%

Revenues increased by $188.3 million, or 55.7%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues in all geographies; and (ii) an increase in the numbers of powertrain kits supplied by SolarEdge e-Mobility, in an aggregate amount of $17.2 million. Revenues from outside of the U.S. comprised 64.1% of our revenues in the three months ended September 30, 2021, as compared to 68.4% in the three months ended September 30, 2020.

Our blended ASP per watt for solar products is calculated by dividing the solar revenues by the name plate capacity of inverters shipped. Our blended ASP per watt increased by $0.04, or 18.5%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in blended ASP per watt is mainly attributed to an increase, in the sale of residential products out of our total solar product mix in the U.S, that are characterized with higher ASP per watt and an increase in the sale of products with enhanced capabilities such as the SolarEdge energy hub inverter that are characterized with higher ASP per watt.

This increase in blended ASP per watt was partially offset by a change in our customer mix in the U.S. toward larger customers that enjoy preferential pricing due to volume commitments as well as the depreciation of the Euro and other currencies against the U.S. Dollar.

Revenues increased by $310.8 million, or 28.2%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe, and the rest of the world; and (ii) an increase in the numbers of powertrain kits supplied by SolarEdge e-Mobility in an aggregate amount of $48.0 million. This increase was partially offset by a decrease in revenues this quarter relative to the high level of safe harbor-related revenues in the amount of $51.4 million generated in the U.S. in the first quarter of 2020 which was not evident in 2021, likely due to the expected extension of the Solar Investment Tax Credits. Revenues from outside of the U.S. comprised 62.6% of our revenues in the nine months ended September 30, 2021, as compared to 56.4% in the nine months ended September 30, 2020.

Our blended ASP per watt for solar products shipped increased by $0.028, or 12.7%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase is primarily attributed to an increase in all geographies in the proportion of residential products sold out of our solar product mix, that are characterized with higher ASP per watt as well as the strengthening of the Euro and other currencies against the U.S. Dollar.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
Cost of revenues	$353,843	$230,032	$123,811	53.8%	$943,123	$750,130	$192,993	25.7%
Gross profit	$172,561	$108,063	$64,498	59.7%	$468,827	$351,034	$117,793	33.6%

Cost of revenues increased by $123.8 million, or 53.8%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to:

•

an increase in the volume of products sold and the increase in cost of components used in the manufacturing of our products;

•

an increase in warranty expenses and warranty accruals of $16.6 million due to an increase in our install base, an increase in the cost of our products caused by an increase in the price of materials and components as well as other costs associated with providing our warranty coverage;

•

a significant increase in shipment costs in an aggregate amount of $13.8 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•

an increase in other production costs of $5.7 million, which is mainly attributed to charges from our contract manufacturers due to manufacturing disruptions related to Covid-19 lockdowns, increased logistics costs resulting from transportation disruptions and the need to mobilize components between our different manufacturing sites; and

•

an increase in personnel-related costs of $4.5 million mainly related to the expansion of our operations and support headcount in the solar business, which grew in parallel to our growing install base worldwide.

Gross profit as a percentage of revenue increased from 32.0% in the three months ended September 30, 2020 to 32.8% in the three months ended September 30, 2021, primarily due to:

•

an increased portion of sales of residential products in the U.S, that are characterized with higher gross margin out of our total product mix;

This was partially offset by:

•

an increase in warranty obligations due to an increase in our install base, an increase in the cost of our products caused by an increase in the price of materials and components as well as other costs associated with providing our warranty coverage;

•

a change in our customer mix in the U.S. toward larger customers that enjoy preferential pricing due to volume commitments;

•

unfavorable exchange rates on our sales outside of the U.S.;

•

a significant increase in shipping rates world-wide; and

•

a negative impact on margins attributed to our non-solar businesses, that are characterized by a lower gross profit.

Cost of revenues increased by $193.0 million, or 25.7%, in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to:

•

an increase in the volume of products sold and the cost of components used in the manufacturing of our products;

•

an increase in warranty expenses and warranty accruals of $35.4 million due to an increase in our install base, an increase in the cost of our products caused by an increase in the price of materials and components as well as other costs associated with providing our warranty coverage;

•

an increase in shipping costs, in an aggregate amount of $18.1 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped; and

•

an increase in personnel-related costs of $10.9 million related to the expansion of our operations and support headcount in the solar business which grew in parallel to our growing install base worldwide;

These factors were partially offset by:

•

decreased custom duties of $29.2 million attributed to lower tariff charges due to the manufacture of a higher portion of our products for the U.S. outside of China;

Gross profit as a percentage of revenue increased from 31.9% in the nine months ended September 30, 2020 to 33.2% in the nine months ended September 30, 2021, primarily due to:

•

an increased portion of sales of residential products, that are characterized with higher gross margin out of our total product mix;

•

decreased custom duties in the U.S. mainly attributed to a decrease in the portion of products manufactured in China;

•

the absence of safe harbor related sales, that were characterized with a lower gross margin in the first quarter of 2020;

•

favorable exchange rates on our sales outside of the U.S.; and

•

continued cost reduction efforts.

These were partially offset by:

•

an increase in support costs and warranty obligations due to an increase in our install base, an increase in the cost of our products caused by an increase in the price of materials and components as well as other costs associated with providing our warranty coverage;

•

a change in our customer mix in the U.S. toward larger customers that enjoy preferable pricing;

•

a significant increase in shipping rates world-wide; and

•

a negative impact on margin attributed to our non-solar businesses, that are characterized by a lower gross profit.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
Research and development	$55,666	$40,817	$14,849	36.4%	$155,307	$115,610	$39,697	34.3%

Research and development costs increased by $14.8 million, or 36.4%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to:

•

an increase in personnel-related costs of $11.5 million resulting from an increase in our research and development headcount, as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in the enhancement of existing products as well as research and development expenses associated with bringing new products to the market; and

•

increased expenses related to material consumption in the manufacturing of prototypes during our development process in an amount of $1.5 million;

Research and development costs increased by $39.7 million, or 34.3%, in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to:

•

an increase in personnel-related costs of $34.0 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products and research and development expenses associated with bringing new products to the market;

•

increased expenses related to consultants and sub-contractors in an amount of $2.8 million;

•

an increase in depreciation expenses of property and equipment in an amount of $2.7 million.

•

increased expenses related to other overhead costs in an amount of $2.4 million; and

•

increased expenses related to material consumption in the manufacturing of prototypes during our development process in an amount of $2.1 million;

These increases were partially offset by a reimbursement of costs charged to a customer, in an amount of $4.6 million, related to the research and development activities performed by SolarEdge e-Mobility.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
Sales and Marketing	$29,383	$21,924	$7,459	34.0%	$85,752	$67,112	$18,640	27.8%

Sales and marketing expenses increased by $7.5 million, or 34.0%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increased personnel-related costs of $5.8 million as a result of an increase in headcount supporting our growth in Israel and the U.S., as well as salary expenses associated with employee equity-based compensation.

Sales and marketing expenses increased by $18.6 million, or 27.8%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to increased personnel-related costs of $17.0 million as a result of an increase in headcount supporting our growth in Israel and the U.S., as well as salary expenses associated with employee equity-based compensation.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
General and Administrative	$21,098	$14,928	$6,170	41.3%	$60,317	$45,077	$15,240	33.8%

General and administrative expenses increased by $6.2 million, or 41.3%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to:

•

an increase in personnel-related costs of $4.4 million resulting from an increase in our general and administrative headcount, the reinstatement of executive management salaries that management voluntarily reduced in early 2020 to mitigate the potential effects of COVID-19, as well as salary expenses associated with employee equity-based compensation; and

•

an increase of $1.0 million related to insurance and legal expenses.

General and administrative expenses increased by $15.2 million, or 33.8%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to:

•

an increase in personnel-related costs of $13.5 million resulting from an increase in our general and administrative headcount, the reinstatement of executive management salaries that management voluntarily reduced in early 2020 to mitigate the potential effects of COVID-19, as well as salary expenses associated with employee equity-based compensation;

•

an increase of $5.2 million in expenses related to insurance and legal expenses.

These expenses were partially offset by a decrease in expenses related to an accrual for doubtful debts in an amount of $4.0 million.

Other operating expenses (income)

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
Other operating expenses (income)	$-	$-	$-	N/A	$1,350	$(4,900)	$6,250	(127.6)%

Other operating expenses were $1.4 million in the nine months ended September 30, 2021, compared to other operating income of $4.9 million in nine months ended September 30, 2020, primarily due to:

•

a decrease in income in the amount of $4.9 million incurred in the second quarter of 2020 related to an acquired legal claim as part of the Kokam acquisition which was settled in arbitration (and subsequently repaid to the Company in the quarter ended December 31, 2020); and

•

an increase of $2.1 million in expenses related to write-offs of tangible assets in our solar business, which we ceased using during the second quarter of 2021.

These were partially offset by an increase of $0.8 million in income related to a payment made to us from an escrow account with regards to a working capital adjustment in connection with the Kokam acquisition.

Financial expenses (income), net

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
Financial expenses (income), net	$5,751	$(15,765)	$21,516	(136.5)%	$13,591	$(10,725)	$24,316	(226.7)%

Financial expenses were $5.8 million in the three months ended September 30, 2021 compared to an income in the amount of $15.8 million in the three months ended September 30, 2020, primarily due to an increase of $25.8 million in foreign exchange fluctuations expense, mainly between the Euro, the Australian dollar, the New Israeli Shekel and the South Korean Won against the U.S. Dollar.

These expenses were partially offset by an increase of $4.8 million in finance income related to hedging transactions.

Financial expenses were $13.6 million in the nine months ended September 30, 2021 compared to an income in the amount of $10.7 million in the nine months ended September 30, 2020, primarily due to:

•

an increase of $31.4 million in foreign exchange fluctuation expenses, mainly between the Euro, the Australian dollar, the New Israeli Shekel and the South Korean Won against the U.S. Dollar;

•

an increase of $2.1 million in expenses related to amortization of issuance costs on our convertible senior notes (“Notes”); and

•

an increase of $0.8 million in accretion (amortization) of discount (premium) on marketable securities, net of interest income.

These expenses were partially offset by an increase of $8.7 million in finance income related to hedging transactions.

Taxes on Income

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2021	2020	Change		2021	2020	Change
Taxes on Income	$7,615	$2,408	$5,207	216.2%	$24,294	$16,192	$8,102	50.0%

Taxes on income increased by $5.2 million, or 216.2%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to an increase of $7.3 million of current tax expenses mainly attributed to an increase in taxable income in foreign subsidiaries that are profitable and a decrease of $1.2 million in prior year tax income. These tax expenses, net, were partially offset by an increase of $3.3 million in deferred tax income.

Taxes on income increased by $8.1 million, or 50.0% in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to an increase of $7.1 million of current tax expenses mainly attributed to an increase in taxable income in foreign subsidiaries that are profitable and a decrease of $1.5 million in prior year tax income. These tax expenses were partially offset by an increase of $0.5 million in deferred tax income.

Net Income

	Three Months Ended September 30, 2021 to 2020				Nine Months Ended September 30, 2021 to 2020
Dollars in thousands	2021	2020	Change		2021	2020	Change
Net Income	$53,048	$43,751	$9,297	21.2%	$128,216	$122,668	$5,548	4.5%

As a result of the factors discussed above, net income increased by $9.3 million, or 21.2%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

As a result of the factors discussed above, net income increased by $5.5 million, or 4.5% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

The following table shows our cash flow from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Net cash provided by operating activities	$61,784	$28,374	$124,552	$195,429
Net cash provided by (used in) investing activities	$(61,961)	$(26,177)	$(397,959)	$699
Net cash provided by (used in) financing activities	$1,774	$628,317	$(19,432)	$637,313
Increase (decrease) in cash and cash equivalents	$1,597	$630,514	$(292,839)	$833,441

As of September 30, 2021, our cash and cash equivalents were $526.6 million. This amount does not include $618.8 million invested in available for sale marketable securities, $10.1 million invested in short-term bank deposits and $2.5 million invested in restricted bank deposits. Our principal use of cash is funding our operations and other working capital requirements. As of September 30, 2021, we have open commitments for capital expenditures in an amount of approximately $126.2 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $1,178.9 million related to raw materials and commitments for the future manufacturing of our products. We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months including the self-funding of our capital expenditure commitments.

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased by $70.9 million for the first nine months of 2021 as compared to the first nine months of 2020, mainly due to unfavorable changes in working capital in the first nine months of 2021 compared to the prior year, partially offset by higher net income.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and cash used for acquisitions. Cash used for investing activities was $398.0 million in the first nine months of 2021 compared to 0.7 million cash provided in the first nine months of 2020, primarily driven by a $416.4 million increase in purchases of available-for-sale debt investments, net, partially offset by a $39.2 million decrease in bank and restricted bank deposits.

Financing Activities

Financing cash flows consist primarily, issuance and repayment of short-term and long-term debt and proceeds from the sale of shares of common stock through employee equity incentive plans. Cash used for financing activities in the first nine months of 2021 was $19.4 million compared to $637.3 million cash provided by financing activities in the first nine months of 2020, primarily due to a $618.3 million decrease in cash provided by issuance of the Notes, net, and a decrease of $21.5 million in cash received from the exercise of stock-based awards net of withholding taxes remitted to the tax authorities.

Convertible Senior Note

On September 25, 2020, we issued $632.5 million aggregate principal amount of our Notes in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. We intend to use the proceeds of the Notes for general corporate purposes. See Note 8 to our interim consolidated financial statements for more information.

Debt Obligations

During 2020, we redeemed all outstanding loans, including the bank loan obligations acquired as part of the acquisition of Kokam and entered into new bank loans in an aggregate amount of $15.2 million. During the second quarter of 2021 we redeemed the new bank loans. In addition, during 2020, we entered into a second bank loan in an aggregate amount of $1.4 million. The second bank loan matures in September 2030, with a monthly interest rate of 2.5%. As of September 30, 2021, the aggregate outstanding amount of the second bank loan was $1.4 million.

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

Foreign Currency Exchange Risk

Approximately 57.1% and 50.7% of our revenues for the nine months ended September 30, 2021 and 2020, respectively, were earned in non-U.S. Dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar and New Israeli Shekel, and to a lesser extent, the Euro and South Korean Won. Our New Israeli Shekel-denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2021, between the Euro and the U.S. Dollar would increase or decrease our net income by $50.9 million for the nine months ended September 30, 2021. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2021 between the New Israeli Shekel and the U.S. Dollar would increase or decrease our net income by $8.4 million for the nine months ended September 30, 2021. A hypothetical 10% change in foreign currency exchange rates during the nine months ended September 30, 2021, between the South Korean Won and the U.S. Dollar would increase or decrease our net income by $22.5 million for the nine months ended September 30, 2021.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2021, two customers accounted for approximately 29.09% of our consolidated trade receivables, net balance. We currently do not foresee a credit risk associated with these receivables other than the amount included in our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

In our Annual Report on Form 10-K/A for the year ended December 31, 2020 we disclosed that in May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against our two Chinese subsidiaries and our equipment manufacturer in China. The lawsuits, filed in the Guangzhou Intellectual property court, alleged infringement of three patents and ask for an injunction of manufacture, use, sale and offer for sale. A first-instance judgment was issued in October 2021, ordering the three defendants to collectively pay damages in the amount of approximately $1.6 million (including court fees) with respect of one of the patents. We believe that we have meritorious defenses to the claims asserted by Huawei and the judgement of the first instance court and have filed an appeal with the Supreme People’s Court. The first instance court’s judgement is not effective or enforceable pending the appeal.

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

ITEM 1ARISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

The revenues generated from our e-Mobility business are dependent on orders from a leading automotive manufacturer. The automotive industry is facing significant shortages of components for their assembly and their slowdown in manufacturing could delay orders of our powertrain kits.

The automotive industry is facing significant shortages of components, including semiconductors due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally. Many leading automotive manufacturers have announced that these shortages will remain constrained and could extend into 2023. As a result, our customer has announced temporary suspensions of its manufacturing due to component shortages. These suspensions may cause delays of orders for our powertrain units and an accumulation of inventory related to the production of these products, which in turn may have an adverse effect on our revenues and other financial results from this business.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL	Included in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAREDGE TECHNOLOGIES, INC.

Date: November 3, 2021	/s/ Zvi Lando
Zvi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial and Accounting Officer)