Form 10-Q
period 2022-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2022-05-04
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-36894

SOLAREDGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5338862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 HaMada Street
Herziliya Pituach, 4673335, Israel
(Address of Principal Executive Offices, zip code)

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

☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

 ☒ Yes         ☐ No

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

☐ Yes         ☐ No

As of April 28, 2022, there were 55,387,285 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,002,772	$530,089
Marketable securities	158,557	167,728
Trade receivables, net of allowances of $3,226 and $2,626, respectively	676,820	456,339
Inventories, net	432,504	380,143
Prepaid expenses and other current assets	191,664	176,992
Total current assets	2,462,317	1,711,291
LONG-TERM ASSETS:
Marketable securities	449,673	482,228
Deferred tax assets, net	31,205	27,572
Property, plant and equipment, net	473,511	410,379
Operating lease right-of-use assets, net	59,783	47,137
Intangible assets, net	55,734	58,861
Goodwill	127,109	129,629
Other long-term assets	23,583	24,963
Total long-term assets	1,220,598	1,180,769
Total assets	$3,682,915	$2,892,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$241,630	$252,068
Employees and payroll accruals	84,309	74,465
Warranty obligations	82,340	71,480
Deferred revenues and customers advances	25,511	17,789
Accrued expenses and other current liabilities	134,951	109,379
Total current liabilities	568,741	525,181
LONG-TERM LIABILITIES:
Convertible senior notes, net	622,263	621,535
Warranty obligations	210,326	193,680
Deferred revenues	158,734	151,556
Finance lease liabilities	53,405	40,508
Operating lease liabilities	48,480	38,912
Other long-term liabilities	10,441	10,649
Total long-term liabilities	1,103,649	1,056,840
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2022 and December 31, 2021; issued and outstanding: 55,386,146 and 52,815,395 shares as of March 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	1,373,405	687,295
Accumulated other comprehensive loss	(46,067)	(27,319)
Retained earnings	683,181	650,058
Total stockholders’ equity	2,010,525	1,310,039
Total liabilities and stockholders’ equity	$3,682,915	$2,892,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$655,080	$405,489
Cost of revenues	476,122	265,415
Gross profit	178,958	140,074
Operating expenses:
Research and development	66,349	46,977
Sales and marketing	35,316	26,911
General and administrative	26,429	19,849
Other operating expenses	-	2,209
Total operating expenses	128,094	95,946
Operating income	50,864	44,128
Financial expense, net	(5,449)	(6,097)
Income before income taxes	45,415	38,031
Income taxes	12,292	7,955
Net income	$33,123	$30,076
Net basic earnings per share of common stock	$0.62	$0.58
Net diluted earnings per share of common stock	$0.60	$0.55
Weighted average number of shares used in computing net basic earnings per share of common stock	53,134,937	51,726,998
Weighted average number of shares used in computing net diluted earnings per share of common stock	56,315,193	55,997,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net income	$33,123	$30,076
Other comprehensive loss, net of tax:
Net change related to available-for-sale securities	(9,506)	(1,185)
Net change related to cash flow hedges	(680)	(128)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(6,983)	(3,675)
Foreign currency translation adjustments, net	(1,579)	(5,630)
Total other comprehensive loss	(18,748)	(10,618)
Comprehensive income	$14,375	$19,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share data)

				Accumulated
	Common stock		Additional paid in	other comprehensive
	Number	Amount	Capital	loss	Retained earnings	Total
Balance as of January 1, 2022	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of Common Stock upon exercise of stock-based awards	270,751	* -	1,478	-	-	1,478
Stock based compensation expenses	-	-	34,107	-	-	34,107
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(18,748)	-	(18,748)
Net income	-	-	-	-	33,123	33,123
Balance as of March 31, 2022	55,386,146	$6	$1,373,405	$(46,067)	$683,181	$2,010,525

* Represents an amount less than $1.

				Accumulated
	Common stock		Additional paid in	other comprehensive
	Number	Amount	Capital	income (loss)	Retained earnings	Total
Balance as of January 1, 2021	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of Common Stock upon exercise of stock-based awards	405,239	* -	5,008	-	-	5,008
Stock based compensation expenses	-	-	23,153	-	-	23,153
Other comprehensive loss adjustments	-	-	-	(10,618)	-	(10,618)
Net income	-	-	-	-	30,076	30,076
Balance as of March 31, 2021	51,966,175	$5	$595,716	$(6,761)	$510,964	$1,099,924

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$33,123	$30,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	9,002	6,887
Amortization of intangible assets	2,658	2,391
Amortization of debt discount and debt issuance costs	728	724
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	2,550	1,295
Stock-based compensation expenses	34,107	23,153
Deferred income taxes, net	(1,034)	(2,141)
Loss (gain) from sale and disposal of assets	(410)	2,147
Exchange rate fluctuations and other items, net	3,024	13,303
Changes in assets and liabilities:
Inventories, net	(51,323)	(8,376)
Prepaid expenses and other assets	(17,163)	20,218
Trade receivables, net	(224,865)	(57,380)
Trade payables, net	(28,045)	(39,034)
Employees and payroll accruals	9,246	7,477
Warranty obligations	27,629	13,088
Deferred revenues and customers advances	15,029	3,615
Other liabilities, net	22,755	6,640
Net cash provided by (used in) operating activities	(162,989)	24,083
Cash flows from investing activities:
Proceed from sales and maturities of available-for-sale marketable securities	53,096	40,450
Purchase of property, plant and equipment	(43,210)	(24,545)
Investment in available-for-sale marketable securities	(26,712)	(186,528)
Withdrawal from bank deposits, net	-	16,470
Other investing activities	1,692	571
Net cash used in investing activities	$(15,134)	$(153,582)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Proceeds from secondary public offering, net of issuance costs	650,526	-
Proceeds from exercise of stock-based awards	1,478	5,008
Proceeds (withholdings) from stock-based awards, net	822	(6,724)
Other financing activities	(491)	(346)
Net cash provided by (used in) financing activities	652,335	(2,062)
Increase (decrease) in cash and cash equivalents	474,212	(131,561)
Cash and cash equivalents at the beginning of the period	530,089	827,146
Effect of exchange rate differences on cash and cash equivalents	(1,529)	(10,428)
Cash and cash equivalents at the end of the period	$1,002,772	$685,157

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with corresponding lease liability	$27,248	$1,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL

a.
SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) including the Company’s future ready energy hub inverter which supports, among other things, connection to a DC- coupled battery for backup capabilities, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) a residential storage and backup solution which includes a company designed and manufactured lithium-ion DC-coupled battery that is used to increase energy independence and maximize self-consumption for homeowners including a battery, and (v) additional smart energy management solutions.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, as well as directly to large solar installers and engineering, procurement and construction firms.

b.
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

c.	Basis of Presentation:

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2022, have been applied consistently in these unaudited interim condensed consolidated financial statements.

d.	Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The duration, scope and effects of the ongoing Covid-19 pandemic and the conflict in Ukraine, government and other third-party responses to it, and the related macroeconomic effects, including to the Company’s business and the business of the Company’s suppliers and customers are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to this evolving situation. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, inventories, incremental credit losses on receivables and available-for-sale marketable debt securities, or an increase in the Company’s insurance liabilities as of the time of a relevant measurement event.

e.	Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL (Cont.)

As of March 31, 2022, and December 31, 2021, two contract manufacturers collectively accounted for 20.9% and 27.9% of the Company’s total trade payables, net, respectively.

During 2020, the Company began commercial shipments from its manufacturing facility in the North of Israel, “Sella 1”. During the second quarter of 2021, Sella 1 reached full manufacturing capacity.

f.	New accounting pronouncements not yet adopted:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

g.	Recently issued and adopted pronouncements:

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and will apply this new guidance to all business combinations consummated subsequent to this date. Currently this ASU has no material impact on our consolidated financial statements.

In November 2021 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. Under ASU 2021-10, the accounting entities with transactions with a government that are accounted for by analogy to a grant or contribution accounting model are required to annually disclose certain information regarding the transaction including: (i) nature and related accounting policy used; (ii) line items on the balance sheet and income statement affected by the transactions; (iii) amounts applicable to each line item; and (iv) significant terms and conditions. This guidance is effective for financial statements issued for annual periods beginning after 15 December 2021. The adoption of this ASU will have a minor impact on the disclosures to the annual consolidated financial statements.

h.	Certain prior period amounts have been reclassified to conform to the current period presentation.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of March 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$154,930	$-	$(882)	$154,048
Governmental bonds	4,528	-	(19)	4,509
	159,458	-	(901)	158,557
Available-for-sale – matures after one year:
Corporate bonds	453,220	-	(16,507)	436,713
Governmental bonds	13,428	-	(468)	12,960
	466,648	-	(16,975)	449,673
Total	$626,106	$-	$(17,876)	$608,230

The following is a summary of available-for-sale marketable securities as of December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$160,462	$23	$(320)	$160,165
Governmental bonds	7,576	-	(13)	7,563
	168,038	23	(333)	167,728
Available-for-sale – matures after one year:
Corporate bonds	474,412	9	(5,580)	468,841
Governmental bonds	13,506	-	(119)	13,387
	487,918	9	(5,699)	482,228
Total	$655,956	$32	$(6,032)	$649,956

As of March 31, 2022 and December 31, 2021 the Company didn’t record an allowance for credit losses for its available-for-sale marketable debt securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	March 31, 2022	December 31, 2021
Raw materials	$317,173	$247,386
Work in process	16,800	13,863
Finished goods	98,531	118,894
	$432,504	$380,143

NOTE 4:       INVESTMENT IN PRIVATELY-HELD COMPANY

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

The Company accounted for the AutoGrid investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $16,643 as of March 31, 2022 and December 31, 2021.

Investments in privately-held companies are included within other long-term assets on the consolidated balance sheets.

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2022 and 2021.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 5:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the three months ended March 31, 2022, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. Accordingly, when the dollar strengthens against the NIS, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of March 31, 2022, the Company entered into forward contracts and put and call options to sell and buy U.S. dollars (“USD”) for NIS in the amount of $29 million and $44 million, respectively.

In addition to the above-mentioned cash flow hedges transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, under "Financial expense, net".

As of March 31, 2022, the Company entered into forward contracts to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 19 million.

As of March 31, 2022, the Company entered into forward contracts to sell Euro for U.S. dollars in the amount of €29 million.

As of March 31, 2022, the Company entered into forward contracts to sell U.S. dollars for South Korean Won in the amount of $5,000.

The fair value of derivative assets as of March 31, 2022, and December 31, 2021 was $2,042 and $4,009, which was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively.

The fair value of derivative liabilities as of March 31, 2022, and December 31, 2021 was $536 and $169, which was recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded a gain and in the amount of $934 and $3,536, respectively, in "Financial expense, net", related to the derivative instruments not designated as hedging instruments.

For the three months ended March 31, 2022 and 2021, the Company recorded an unrealized loss in the amount of $1,178 and $128, net of tax effect, respectively, in “Accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 6:      FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2022	December 31, 2021
Assets:
Cash equivalents:
Money market mutual funds	Level 1	$603,405	$21,680
Derivative instruments asset:
Forward contracts designated as hedging instruments	Level 2	$465	$992
Options and forward contracts not designated as hedging instruments	Level 2	$1,577	$3,017
Short-term marketable securities:
Corporate bonds	Level 2	$154,048	$160,165
Governmental bonds	Level 2	$4,509	$7,563
Long-term marketable securities:
Corporate bonds	Level 2	$436,713	$468,841
Governmental bonds	Level 2	$12,960	$13,387
Liabilities
Derivative instruments liability:
Options and forward contracts designated as hedging instruments	Level 2	$(245)	$-
Forward contracts not designated as hedging instruments	Level 2	$(291)	$169

NOTE 7:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Balance, at the beginning of the period	$265,160	$204,994
Additions and adjustments to cost of revenues	47,907	29,971
Usage and current warranty expenses	(20,401)	(17,012)
Balance, at end of the period	292,666	217,953
Less current portion	(82,340)	(63,443)
Long term portion	$210,326	$154,510

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 8:       DEFERRED REVENUES

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenues during the period are as follows:

	Three Months Ended March 31,
	2022	2021
Balance, at the beginning of the period	$169,345	$140,020
Revenue recognized	(14,529)	(19,786)
Increase in deferred revenues and customer advances	29,429	22,999
Balance, at the end of the period	184,245	143,233
Less current portion	(25,511)	(21,065)
Long term portion	$158,734	$122,168

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022:

2022	$15,468
2023	17,380
2024	8,468
2025	7,506
2026	6,769
Thereafter	128,654
Total deferred revenues	$184,245

NOTE 9:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2022	December 31, 2021
Accrued expenses	$65,903	$51,014
Government authorities	27,707	22,631
Operating lease liabilities	14,570	12,728
Provision for legal claims	11,476	11,622
Other	15,295	11,384
	$134,951	$109,379

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 10:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold $632,500 aggregate principal amount of its 0.00% convertible senior notes due 2025 (the “Notes”). The Notes were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes do not bear regular interest and mature on September 15, 2025, unless earlier repurchased or converted in accordance with their terms. The Notes are general senior unsecured obligations of the Company. Holders may convert their Notes prior to the close of business on the business day immediately preceding June 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business-day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the Indenture. In addition, holders may convert their Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after June 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes, without regard to the foregoing circumstances. The initial conversion rate for the Notes was 3.5997 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase all or a portion of their Notes, in multiples of $1,000 principal amount, at a repurchase price of 100% of the principal amount of the Notes, plus any accrued and unpaid special interest to, but excluding the fundamental change repurchase date. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the Notes may be increased.

The Convertible Senior Notes consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(10,237)	(10,965)
Net carrying amount	$622,263	$621,535

For the three months ended March 31, 2022 and 2021 the Company recorded issuance costs related to the Notes in the amount of $728 and $724, respectively.

As of March 31, 2022, the issuance costs of the Notes will be amortized over the remaining term of approximately 3.5 years.

The annual effective interest rate of the liability component is 0.47%.

As of March 31, 2022, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $878,985. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of March 31, 2022, the if-converted value of the Notes exceeded the principal amount by $246,485.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 11:       STOCK CAPITAL

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

b.            Secondary public offering:

On March 17, 2022, the Company offered and sold 2,300,000 shares of the Company’s common stock, at a public offering price of $295.00 per share. The shares of Common Stock were issued and sold pursuant to the underwriting agreement dated March 17, 2022 among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (the “Underwriting Agreement”). All of the offered shares were issued at closing, including 300,000 shares of Common Stock that were issued and sold pursuant to the underwriters’ option to purchase additional shares under the Underwriting Agreement, which was exercised in full on March 18, 2022. The shares of Common Stock were issued and sold pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing with the Securities and Exchange Commission on February 22, 2022, the related prospectus dated February 22, 2022, and the prospectus supplement dated March 17, 2022.

The net proceeds to the Company after underwriters' discounts and commissions of $27,140 and $834 of offering costs was $650,526.

c.            Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers and non-employees of the Company and its subsidiaries. As of March 31, 2022, a total of 18,047,085 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

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

The Company granted under its 2015 Plan, PSU awards to certain employees and officers which vest upon the achievement of certain performance or market conditions subject to their continued employment with the Company.

The market condition for the PSUs is based on the Company’s total shareholder return ("TSR") compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 11:       STOCK CAPITAL  (Cont.)

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 31, 2022, an aggregate of 8,617,974 options are still available for future grant under the 2015 Plan.

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2021	474,280	$44.68	5.22	$112,479
Exercised	(51,759)	28.55	-	15,142
Forfeited or expired	(243)	5.01	-	-
Outstanding as of March 31, 2022	422,278	$46.63	5.04	$114,987
Vested and expected to vest as of March 31, 2022	420,193	$46.36	5.45	$115,977
Exercisable as of March 31, 2022	342,083	$31.86	4.99	$99,379

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2021	1,759,972	$189.25
Granted	94,839	312.32
Vested	(218,992)	118.04
Forfeited	(44,567)	204.02
Unvested as of March 31, 2022	1,591,252	$185.66

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2021	108,595	$296.40
Granted	54,964	209.33
Unvested as of March 31, 2022	163,559	$267.14

d.           Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2022, a total of 3,662,737 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 11:       STOCK CAPITAL  (Cont.)

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

As of March 31, 2022, 661,827 shares of common stock had been purchased under the ESPP.

As of March 31, 2022, 3,000,910 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

e.            Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the three months ended March 31, 2022, and 2021, as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$5,062	$5,790
Research and development	14,985	8,798
Selling and marketing	6,701	5,435
General and administrative	7,359	3,130
Total stock-based compensation expenses	$34,107	$23,153

The total tax benefit associated with share-based compensation for the three months ended March 31, 2022 and 2021 was $3,478 and $4,397, respectively. The tax benefit realized from share-based compensation for three months ended March 31, 2022 and 2021 was $2,927 and $2,749, respectively.

As of March 31, 2022, there were total unrecognized compensation expenses in the amount of $308,373 related to non-vested equity-based compensation arrangements granted under the Company’s plans and non-plan awards. These expenses are expected to be recognized during the period from April 1, 2022 through October 31, 2026.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 12:       COMMITMENTS AND CONTINGENT LIABILITIES

a.            Guarantees:

As of March 31, 2022, contingent liabilities exist regarding guarantees in the amounts of $6,284 and $1,541 in respect of office rent lease agreements and other transactions, respectively.

b.            Contractual purchase obligations:

The Company has contractual obligations to purchase goods and raw materials. These contractual purchase obligations relate to inventories and other purchase orders, which cannot be canceled without penalty. In addition, the Company acquires raw materials or other goods and services, including product components, by issuing authorizations to its suppliers to purchase materials based on its projected demand and manufacturing needs.

As of March 31, 2022, the Company had non-cancelable purchase obligations totaling approximately $1,426,689, out of which the Company recorded a provision for loss in the amount of $4,745.

As of March 31, 2022, the Company had contractual obligations for capital expenditures totaling approximately $144,201. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s planned second lithium-ion cell and battery factory in Korea.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $6,102) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid and this invalidity has been appealed by SMA. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

In May 2019, the Company’s two Chinese subsidiaries and its equipment manufacturer in China were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”). The lawsuits, filed in the Guangzhou intellectual property court, alleged infringement of three patents and asked for an injunction of manufacture, use, sale and offer for sale, and damage awards. A first-instance judgment was issued on August 7, 2020 ordering the three defendants to collectively pay damages in the amount of approximately Chinese Yuan (“CNY”) 10.5 million (approximately $1,658), including court fees. The Company has filed an appeal with the Supreme People’s Court of China. The Company's appeal to the Supreme People's Court was denied in December of 2021, rendering a payment by us to Huawei in an amount of $1,658. The judgement has not been enforced. In addition, in January 2021, Huawei filed a motion to increase its claimed monetary damages to CNY 50.5 million (approximately $7,975) with respect to the second lawsuit. In February 2021, a preliminary injunction was rendered by the Guangzhou intellectual property court with respect to such second lawsuit and applying to seven inverter models. In line with the court’s mandate, the Company took immediate action to make software changes to meet the court order. In addition, in February 22, 2021 a first-instance judgment was issued ordering payment of damages in the amount of CNY 50.5 million (approximately $7,975), including court fees, with respect to the second patent. The Company appealed this judgement with the Supreme People’s Court which case is still pending. The first instance court’s judgement is not effective or enforceable pending the appeal. In October 2021, a first-instance judgment was issued ordering to pay damages in the amount of approximately CNY 10.5 million (approximately $1,658), including court fees, with respect to the third lawsuit. The Company has filed an appeal with the Supreme People’s Court of China which also is still pending. The first instance court’s judgement is not effective or enforceable pending the appeal. The Company believes that it has meritorious defenses to the claims asserted by Huawei.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of NIS 25.5 million (approximately $8,029) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of March 31, 2022, accrued amounts for legal claims of $11,476 were recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 13:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended March 31,
	2022	2021
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(4,709)	$240
Revaluation	(12,721)	(1,468)
Tax on revaluation	2,471	283
Other comprehensive loss before reclassifications	(10,250)	(1,185)
Reclassification	844	-
Tax on reclassification	(100)	-
Losses reclassified from accumulated other comprehensive income	744	-
Net current period other comprehensive loss	(9,506)	(1,185)
Ending balance	$(14,215)	$(945)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$874	$-
Revaluation	(1,337)	(146)
Tax on revaluation	159	18
Other comprehensive loss before reclassifications	(1,178)	(128)
Reclassification	565	-
Tax on reclassification	(67)	-
Losses reclassified from accumulated other comprehensive loss	498	-
Net current period other comprehensive loss	(680)	(128)
Ending balance	$194	$(128)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(17,420)	$-
Revaluation	(6,983)	(3,675)
Tax on revaluation	-	-
Other comprehensive loss before reclassifications	(6,983)	(3,675)
Net current period other comprehensive loss	(6,983)	(3,675)
Ending balance	$(24,403)	$(3,675)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(6,064)	$3,617
Revaluation	(1,579)	(5,630)
Tax on revaluation	-	-
Other comprehensive loss before reclassifications	(1,579)	(5,630)
Net current period other comprehensive loss	(1,579)	(5,630)
Ending balance	$(7,643)	$(2,013)
Total	$(46,067)	$(6,761)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 13:       ACCUMULATED OTHER COMPREHENSIVE LOSS (Cont.)

The following table summarizes the changes in "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Statement of Income
	2022	2021
Unrealized losses on available-for-sale marketable securities
	$(844)	$-	Financial expense, net
	100	-	Income taxes
	$(744)	$-	Total, net of income taxes
Unrealized losses on cash flow hedges, net
	(67)	-	Cost of revenues
	(338)	-	Research and development
	(71)	-	Sales and marketing
	(89)	-	General and administrative
	$(565)	$-	Total, before income taxes
	67	-	Income taxes
	(498)	-
Total reclassifications for the period	$(1,242)	$-

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 14:       EARNINGS PER SHARE

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
Basic EPS:
Numerator:
Net income	$33,123	$30,076
Denominator:
Shares used in computing net earnings per share of common stock, basic	53,134,937	51,726,998
Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$33,123	$30,076
Notes due 2025	553	534
Net income attributable to common stock, diluted	$33,676	$30,610
Denominator:
Shares used in computing net earnings per share of common stock, basic	53,134,937	51,726,998
Notes due 2025	2,276,818	2,276,818
Effect of stock-based awards	903,438	1,993,320
Shares used in computing net earnings per share of common stock, diluted	56,315,193	55,997,136

No shares were excluded from the calculation for the three months ended March 31, 2022 and 2021.

NOTE 15:       OTHER OPERATING EXPENSES

In the three months ended March 31, 2021, the Company recorded a write-off of long-lived assets in the amount of $2,209.

NOTE 16:       INCOME TAXES

The effective tax rate for the three months ended March 31, 2022 and 2021 was 27.1% and 20.9%, respectively.

The increase in the effective tax rate in the three months ended March 31, 2022, is primarily due to a different allocation of income among the Company’s US, Israeli, and foreign subsidiaries and the change to Section 174 of the U.S Internal Revenue Code, which went into effect on January 1, 2022. The change eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years (if generated from a US entity) and fifteen years (if generated from non-US entities). This change resulted in an increase in the Company’s taxable income and Global Intangible Low Taxed Income (“GILTI”) tax.

As of March 31, 2022, and December 31, 2021, unrecognized tax benefits were $2,303 and $2,192, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were immaterial as of March 31, 2022, and December 31, 2021.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 17:       SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION (Cont.)

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

The following table presents information on reportable segments profit (loss) for the period presented:

	Three Months Ended March 31,
	2022		2021
	Solar	All other	Solar	All other
Revenues	$607,997	$46,948	$376,287	$29,116
Cost of revenues	424,500	44,341	226,833	30,483
Gross profit (loss)	183,497	2,607	149,454	(1,367)
Research and development	$43,131	$7,930	31,902	6,265
Sales and marketing	25,805	2,574	18,742	2,497
General and administrative	15,849	3,625	13,272	3,501
Segments profit (loss)	$98,712	$(11,522)	$85,538	$(13,630)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 17:       SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended March 31,
	2022	2021
Solar revenues	$607,997	$376,287
All other revenues	46,948	29,116
Revenues from services ASC 606	135	86
Consolidated revenues	$655,080	$405,489

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended March 31,
	2022	2021
Solar segment profit	$98,712	$85,538
All other segment loss	(11,522)	(13,630)
Segments operating profit	87,190	71,908
Amounts not allocated to segments:
Stock based compensation expenses	(34,107)	(23,153)
Other unallocated expenses	(2,219)	(4,627)
Consolidated operating income	$50,864	$44,128

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•
disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may adversely affect our business; our customers’ financial stability, creditworthiness, and debt leverage ratio;

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

•
the other factors set forth under “Item 1A. Risk Factors” in “Part II-OTHER INFORMATION” section of this report, our annual report on Form 10-K for the year ended December 31, 2021 and subsequent reports on Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which include not only residential, commercial and small utility scale PV systems but also product offerings in the areas of energy storage systems or ESS and backup including our own SolarEdge home battery, electric vehicle, or EV components and charging capabilities, home energy management, grid services and virtual power plants or VPPs, lithium-ion batteries and uninterrupted power supply, known as UPS solutions.

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

We are a leader in the global module-level power electronics (“MLPE”) market. As of March 31, 2022, we have shipped approximately 89.6 million power optimizers, 3.7 million inverters and 16.3 thousand residential batteries. Over 2.6 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of March 31, 2022, we have shipped approximately 31.6 GW of our DC optimized inverter systems and approximately 160.4 MW of our residential batteries.

Our revenues for the three months ended March 31, 2022, and 2021 were $655.1 million and $405.5 million, respectively. Gross margins for the three months ended March 31, 2022, and 2021 was 27.3% and 34.5%, respectively. Net income for the three months ended March 31, 2022 and 2021 was $33.1 million and $30.1 million, respectively.

Covid-19 Impact & Response

Covid-19 continued to present challenges on our operations and business in 2021, primarily, operational challenges which we reported on continuously during 2021. Due to the worldwide growing trend in availability and administration of vaccines against Covid-19, many restrictions resulted from the pandemic were gradually lifted by governments across the globe. However, the future impact of the Covid-19 pandemic remains highly uncertain. Resurgences of Covid-19 cases and the emergence of new variants may adversely impact our results of operations. For example, the mandatory government shutdowns resulted from recent increase in Covid-19 cases in Shanghai lead to delays in our scheduled shipments from the Shanghai port. Our first priority continues to be to protect and support our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel.

            While we have not experienced any new disruptions resulting directly from Covid-19 in first quarter of 2022 , the pandemic and general global economic conditions continued to present challenges to our operations and business.  In the first quarter of 2022, we experienced and expect to continue to experience in the second quarter of 2022, disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in shipping ports and industry-wide component shortages. These factors have impacted our ability to accurately plan and forecast the delivery of our products to customers and have also increased the total shipping time and cost of ocean freight for components and finished goods. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design workarounds solutions which can impact our ability to meet our plans to roll out new innovative products and services. Our operation team is working tirelessly to mitigate the impact of the disruptions described above.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict have increased the level of economic and political uncertainty. While we do not have any meaningful business in  Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. On one hand, in the first quarter of 2022,  rising global interest in becoming less dependent on gas and oil led to higher demand for our products. On the other hand, the conflict further adversely affected the prices of raw materials arriving from Eastern Asia, and resulted in an increase in gas and oil prices, leading to additional increases in shipping rates. Furthermore, various shipment  routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict cannot be predicted at this time, the circumstances described above may have an adverse effect on our business and results of operations.

Our revenues for the first quarter 2022  of $655.1 million, reflect an increase from revenues of $551.9 million in the fourth quarter of 2021.

Key Operating Metrics

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to shipments (inverters, power optimizers, residential batteries and  megawatts shipped1) to evaluate our sales performance and to track market acceptance of our products. We use metrics relating to monitoring (systems monitored) to evaluate market acceptance of our products and usage of our solution.

We provide the “megawatts shipped” metric, which is calculated based on inverter nameplate capacity shipped, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues increase with each additional unit, not necessarily each additional MW of capacity sold. Accordingly, we also provide the “inverters shipped”, “power optimizers shipped” and "residential batteries shipped" operating metrics.

	Three months ended March 31,
	2022	2021
Inverters shipped	211,114	181,905
Power optimizers shipped	5,724,131	3,734,790
Megawatts shipped[1]	2,130	1,691
Residential batteries shipped	9,985	—

1 Excluding residential batteries, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues	655,080	405,489
Cost of revenues	476,122	265,415
Gross profit	178,958	140,074
Operating expenses:
Research and development	66,349	46,977
Sales and marketing	35,316	26,911
General and administrative	26,429	19,849
Other operating expenses	—	2,209
Total operating expenses	128,094	95,946
Operating income	50,864	44,128
Financial expense, net	(5,449)	(6,097)
Income before income taxes	45,415	38,031
Income taxes	12,292	7,955
Net income	33,123	30,076

Comparison of  three months ended March 31, 2022 and  three months ended March 31, 2021

Revenues

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Revenues	655,080	405,489	249,591	61.6%

Revenues increased by $249.6 million, or 61.6%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S; (ii) an increase of $52.0 million related to the number of residential batteries sold mainly in the U.S and Europe; and (iii) an increase of $20.7 million related to the number of powertrain kits supplied by SolarEdge e-Mobility. Revenues from outside of the U.S. comprised 59.4% of our revenues in the three months ended March 31, 2022 as compared to 59.7% in the three months ended March 31, 2021.

The number of power optimizers recognized as revenues increased by approximately 1.9 million units, or 50.6%, from approximately 3.8 million units in the three months ended March 31, 2021 to approximately 5.7 million units in the three months ended March 31, 2022. The number of inverters recognized as revenues increased by approximately 23.1 thousand units, or 12.6%, from approximately 182.9 thousand units in the three months ended March 31, 2021 to approximately 206.0 thousand units in the three months ended March 31, 2022. The number of residential batteries recognized as revenues in the three months ended March 31, 2022 was approximately 9.7 thousand.

Our blended Average Selling Price ("ASP") per watt for solar products excluding residential batteries is calculated by dividing the solar revenues by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries increased by $0.045, or 20.2%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in blended ASP per watt is mainly attributed to a relatively higher number of power optimizers and other solar products shipped compared to the number of inverters shipped, which increased our total solar revenues but did not impact the watt amount used for calculating the ASP per watt, as well as an increase in the sale of products with enhanced capabilities such as the SolarEdge energy hub inverter that are characterized with higher ASP per watt, and price increases that went into effect during the second half of 2021.

This increase in blended ASP per watt was partially offset by the increase in the sale of commercial products out of our total solar product mix in the U.S and in ROW that are characterized with lower ASP per watt as well as the depreciation of the Euro and other currencies against the U.S. Dollar.

Cost of Revenues and Gross Profit

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Cost of revenues	476,122	265,415	210,707	79.4%
Gross profit	178,958	140,074	38,884	27.8%

Cost of revenues increased by $210.7 million, or 79.4%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to:

•	an increase in the volume of products sold and the increase in the cost of components used in the manufacturing of our products;

•	a significant increase in shipment and logistic costs in an aggregate amount of $29.4 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•
an increase in warranty expenses and warranty accruals of $17.9 million associated primarily with an increased number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•	an increase in custom duties of $10.1 million attributed to higher tariff charges due to the manufacture of a higher portion of our products for the U.S. in China;

•
an increase in other production costs of $14.9 million, which is mainly attributed to charges from our contract manufacturers due to manufacturing disruptions, related to the global supply constraints, increased logistics costs resulting from transportation disruptions and the mobilization of components among our different manufacturing sites and ramp up costs associated with the new contract manufacturing site in Mexico; and

•
an increase in personnel-related costs of $4.2 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide and the increase in costs associated with the production of powertrain units manufactured by the SolarEdge e-Mobility division.

These increases were partially offset by:

•
a decrease of $5.9 million in inventory accrual which is mainly attributed to changes in inventory valuations related to manufacturing volumes, anticipated future use of such raw materials and inventory write-offs.

Gross profit as a percentage of revenue decreased from 34.5% in the three months ended March 31, 2021 to 27.3% in the three months ended March 31, 2022 as a result of the factors summarized above.

Operating Expenses:

Research and Development

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Research and development	66,349	46,977	19,372	41.2%

Research and development costs increased by $19.4 million or 41.2%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to:

•
an increase in personnel-related costs of $15.6 million resulting from an increase in our research and development headcount as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	a decrease in reimbursement of costs, in an amount of $2.6 million, related to the research and development activities performed by SolarEdge e-Mobility;

•	an increase in expenses related to material consumption in the manufacturing of prototypes during our development process in an amount of $1.5 million; and

•	an increase in depreciation expenses of property and equipment in an amount of $0.9 million.

These increases were partially offset by:

•	a decrease in expenses related to consultants and sub-contractors in an amount of $2.3 million.

Sales and Marketing

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Sales and marketing	35,316	26,911	8,405	31.2%

  Sales and marketing expenses increased by $8.4 million, or 31.2%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to:

•
an increase in personnel-related costs of $5.7 million as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with employee equity-based compensation; and

•
an increase in expenses related to marketing activities by $1.2 million due to the renewal of marketing activities, exhibitions and shows, which were cancelled or postponed in 2020 and first half of 2021 due to Covid-19 restrictions.

General and Administrative

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
General and administrative	26,429	19,849	6,580	33.2%

General and administrative expenses increased by $6.6 million, or 33.2%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to:

•
an increase in personnel-related costs of $6.8 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with employee equity-based compensation; and

•	an increase in expenses related to consultants and sub-contractors in an amount of $2.3 million.

These increases were partially offset by:

•	a decrease of $3.6 million related to a provision for legal claims.

Other operating expenses

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Other operating expenses	—	2,209	(2,209)	(100.0)%

Other operating expenses decreased by $2.2 million, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to a decrease in write-offs of property, plant and equipment.

Financial expense, net

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Financial expense, net	(5,449)	(6,097)	648	10.6%

Financial expenses, net decreased by $0.6 million, or 10.6%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a decrease of $4.0 million in expenses related to foreign exchange fluctuations, mainly between the Euro, the New Israeli Shekel and the South Korean Won against the U.S. dollar.

This decrease was partially offset by:

•	a decrease of $2.6 million in financial income related to hedging transactions.

•	an increase of $0.8 million in realized loss on marketable securities.

Income taxes

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Income taxes	12,292	7,955	4,337	54.5%

Income taxes increased by $4.3 million, or 54.5%, in the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase of $3.4 million in current tax expenses mainly attributed to an increase in taxable income in our foreign subsidiaries. This increase in taxable income is associated with the provisions of Section 174 of the U.S Internal Revenue Code, which went into effect on January 1, 2022, and required capitalization of our research and development expenses.

Net Income

	Three months ended March 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Net income	33,123	30,076	3,047	10.1%

As a result of the factors discussed above, net income increased by $3.0 million, or 10.1% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three months ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	(162,989)	24,083
Net cash used in investing activities	(15,134)	(153,582)
Net cash provided by (used in) financing activities	652,335	(2,062)
Increase (decrease) in cash, cash equivalents and restricted cash	474,212	(131,561)

As of March 31, 2022, our cash and cash equivalents were $1,002.8 million. This amount does not include $608.2 million invested in available for sale marketable securities, $0.3 million invested in short-term restricted bank deposits and $1.5 million invested in long-term restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of March 31, 2022, we have open commitments for capital expenditures in an amount of approximately $144.2 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $1,426.7 million related to raw materials and commitments for the future manufacturing of our products.

We believe that cash provided by operating activities as well as our cash and cash equivalents, and available for sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consists primarily of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities in the three months ended March 31, 2022 was $163.0 million as compared to $24.1 million cash provided by operating cash flows in the three months ended March 31, 2021, mainly due to extended shipping times to customers and a significant increase in inventory procurement which resulted in unfavorable changes in working capital in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was partially offset by higher net income adjusted for certain non-cash items.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, and cash used for acquisitions. Cash used for investing activities decreased by $138.4 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by a $172.5 million decrease in purchases of available-for-sale debt investments, net. This decrease was partially offset by an increase of $17.5 million in capital expenditures, net and a $16.5 million decrease in cash provided by withdrawal from bank deposits and restricted bank deposits.

Financing Activities

Financing cash flows consisted primarily of the issuance and repayment of short-term and long-term debt and proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash provided by financing activities in the three months ended March 31, 2022 was $652.3 million compared to $2.1 million cash used in financing activities in the three months ended March 31, 2021, primarily due to a $650.5 million increase in cash provided by the issuance of common stock, net through a secondary public offering and a $4.0 million increase in cash received from the exercise of stock-based awards net of withholding taxes remitted to the tax authorities.

Secondary public offering

On March 17, 2022, we offered and sold 2,300,000 shares of the Company’s common stock  at a public offering price of $295.00 per share. The net proceeds to the Company after underwriters' discounts and commissions and offering costs were $650,526. We intend to use the proceeds from the public offering for general corporate purposes, which may include acquisitions. See Note 11b to our condensed consolidated financial statements for more information.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

Approximately 56.9% and 54.9% of our revenues for the three months ended March 31, 2022, and 2021, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel ("NIS"), Euro, and to a lesser extent, the South Korean Won ("KRW"). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $23.4 million for the three months ended March 31, 2022. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $14.5 million for the three months ended March 31, 2022.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts and put and call options, to manage exposure to foreign currency risks by hedging portions of the anticipated payroll payments denominated in NIS. These derivative instruments are designated as cash flow hedges.

In addition, we also entered into derivative financial instrument to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts and put and call options to buy and sell Euro for U.S. dollars, forward contracts to sell AUD for U.S. dollars and forward contracts to sell U.S. dollars for KRW. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2022, two major customers accounted for approximately 34.3% of our consolidated trade receivables balance. As of March 31, 2021, one major customer accounted for approximately 16.0% of our consolidated trade receivables balance. For the three months ended March 31, 2022 and 2021, one major customer accounted for approximately 23.5% and 21.2% of  total revenues, respectively. We currently do not foresee a credit risk associated with these receivables.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.  Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2021. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may adversely affect our businesses and results of operations.

The conflict that began between Russia and Ukraine in late February 2022, and the recent recognition by Russia of the independence of the self-proclaimed republics of Donetsk and Luhansk, in the Donbas region of Ukraine, may significantly amplify already existing disruptions to our supply-chain and logistics. Specifically, the conflict may disrupt the transit of goods by train from China to Europe, result in an increase in prices of certain raw materials sourced in Russia (such as nickel and aluminum) that we use in the manufacture of our products as well as increase oil prices that will in turn cause overall shipping costs to rise. In addition, the governments of the United States, the European Union, Japan and other jurisdictions have  announced sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility. Our compliance with these measures, and any additional measures or sanctions, as well as the resulting rise in prices of oil and certain raw materials sourced in Russia may disrupt our business and results of operations and/or adversely affect the pricing of our products.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Index to Exhibits

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,  and (vi) Notes to Condensed Consolidated Financial Statements
Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 4, 2022

/s/ Zvi Lando Zvi Lando Chief Executive Officer (Principal Executive Officer)

Date:  May 4, 2022

/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial Officer)