Form 10-Q
period 2022-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2022-08-04
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Yes        ☒ No

As of July 25, 2022, there were  55,635,089 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$745,534	$530,089
Marketable securities	150,259	167,728
Trade receivables, net of allowances of $3,805 and $2,626, respectively	669,100	456,339
Inventories, net	470,272	380,143
Prepaid expenses and other current assets	248,643	176,992
Total current assets	2,283,808	1,711,291
LONG-TERM ASSETS:
Marketable securities	709,571	482,228
Deferred tax assets, net	33,400	27,572
Property, plant and equipment, net	489,109	410,379
Operating lease right-of-use assets, net	58,375	47,137
Intangible assets, net	50,372	58,861
Goodwill	116,173	129,629
Other long-term assets	31,970	33,856
Total long-term assets	1,488,970	1,189,662
Total assets	$3,772,778	$2,900,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$253,399	$252,068
Employees and payroll accruals	68,154	74,465
Warranty obligations	91,761	71,480
Deferred revenues and customers advances	30,460	17,789
Accrued expenses and other current liabilities	168,400	109,379
Total current liabilities	612,174	525,181
LONG-TERM LIABILITIES:
Convertible senior notes, net	622,991	621,535
Warranty obligations	232,415	193,680
Deferred revenues	170,235	151,556
Finance lease liabilities	46,680	40,508
Operating lease liabilities	42,849	38,912
Other long-term liabilities	17,902	19,542
Total long-term liabilities	1,133,072	1,065,733
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2022 and December 31, 2021; issued and outstanding: 55,633,090 and 52,815,395 shares as of June 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	1,418,881	687,295
Accumulated other comprehensive loss	(89,620)	(27,319)
Retained earnings	698,265	650,058
Total stockholders’ equity	2,027,532	1,310,039
Total liabilities and stockholders’ equity	$3,772,778	$2,900,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$727,774	$480,057	$1,382,854	$885,546
Cost of revenues	545,132	323,865	1,021,254	589,280
Gross profit	182,642	156,192	361,600	296,266
Operating expenses:
Research and development	74,847	52,664	141,196	99,641
Sales and marketing	38,975	29,458	74,291	56,369
General and administrative	28,121	19,370	54,550	39,219
Other operating expenses (income), net	4,687	(859)	4,687	1,350
Total operating expenses	146,630	100,633	274,724	196,579
Operating income	36,012	55,559	86,876	99,687
Financial expense, net	(14,311)	(1,743)	(19,760)	(7,840)
Income before income taxes	21,701	53,816	67,116	91,847
Income taxes	6,617	8,724	18,909	16,679
Net income	$15,084	$45,092	$48,207	$75,168
Net basic earnings per share of common stock	$0.27	$0.87	$0.89	$1.45
Net diluted earnings per share of common stock	$0.26	$0.82	$0.86	$1.36
Weighted average number of shares used in computing net basic earnings per share of common stock	55,470,279	52,076,208	54,309,060	51,903,123
Weighted average number of shares used in computing net diluted earnings per share of common stock	58,564,734	55,930,562	57,446,416	55,965,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,084	$45,092	$48,207	$75,168
Other comprehensive income (loss), net of tax:
Net change related to available-for-sale securities	(4,562)	(691)	(14,068)	(1,876)
Net change related to cash flow hedges	(3,836)	439	(4,516)	311
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(28,347)	1,779	(35,330)	(1,896)
Foreign currency translation adjustments, net	(6,808)	1,698	(8,387)	(3,932)
Total other comprehensive income (loss)	(43,553)	3,225	(62,301)	(7,393)
Comprehensive income (loss)	$(28,469)	$48,317	$(14,094)	$67,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional	Accumulated other
	Number	Amount	paid in Capital	comprehensive loss	Retained earnings	Total
Balance as of January 1, 2022	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	270,751	* -	1,478	-	-	1,478
Stock based compensation expenses	-	-	34,107	-	-	34,107
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(18,748)	-	(18,748)
Net income	-	-	-	-	33,123	33,123
Balance as of March 31, 2022	55,386,146	$6	$1,373,405	$(46,067)	$683,181	$2,010,525
Issuance of Common Stock upon exercise of stock-based awards	211,839	* -	164	-	-	164
Issuance of Common stock under employee stock purchase plan	35,105	* -	8,141	-	-	8,141
Stock based compensation expenses	-	-	37,171	-	-	37,171
Other comprehensive loss adjustments	-	-	-	(43,553)	-	(43,553)
Net income	-	-	-	-	15,084	15,084
Balance as of June 30, 2022	55,633,090	$6	$1,418,881	$(89,620)	$698,265	$2,027,532

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional	Accumulated other
	Number	Amount	paid in Capital	comprehensive income (loss)	Retained earnings	Total
Balance as of January 1, 2021	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of Common Stock upon exercise of stock-based awards	405,239	* -	5,008	-	-	5,008
Stock based compensation expenses	-	-	23,153	-	-	23,153
Other comprehensive loss adjustments	-	-	-	(10,618)	-	(10,618)
Net income	-	-	-	-	30,076	30,076
Balance as of March 31, 2021	51,966,175	$5	$595,716	$(6,761)	$510,964	$1,099,924
Issuance of Common Stock upon exercise of stock-based awards	297,801	* -	5,500	-	-	5,500
Stock based compensation expenses	-	-	24,052	-	-	24,052
Other comprehensive income adjustments	-	-	-	3,225	-	3,225
Net income	-	-		-	45,092	45,092
Balance as of June 30, 2021	52,263,976	$5	$625,268	$(3,536)	$556,056	$1,177,793

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$48,207	$75,168
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	18,861	14,008
Amortization of intangible assets	5,277	4,871
Amortization of debt discount and debt issuance costs	1,456	1,450
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	5,376	3,558
Impairment of goodwill and intangible assets	4,008	-
Stock-based compensation expenses	71,181	47,205
Deferred income taxes, net	(1,092)	(3,931)
Loss from sale and disposal of assets	296	2,051
Exchange rate fluctuations and other items, net	24,666	12,983
Changes in assets and liabilities:
Inventories, net	(93,348)	13,229
Prepaid expenses and other assets	(79,215)	(20,356)
Trade receivables, net	(235,316)	(128,564)
Trade payables, net	(7,339)	(20,120)
Employees and payroll accruals	5,202	9,734
Warranty obligations	59,588	27,298
Deferred revenues and customers advances	32,277	4,524
Other liabilities, net	54,341	19,660
Net cash provided by (used in) operating activities	(85,574)	62,768
Cash flows from investing activities:
Proceed from sales and maturities of available-for-sale marketable securities	126,287	103,763
Purchase of property, plant and equipment	(91,884)	(65,267)
Investment in available-for-sale marketable securities	(362,119)	(422,470)
Withdrawal from bank deposits, net	-	46,534
Other investing activities	1,783	1,442
Net cash used in investing activities	$(325,933)	$(335,998)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from secondary public offering, net of issuance costs	$650,526	$-
Repayment of bank loans	-	(16,385)
Proceeds from exercise of stock-based awards	1,642	5,472
Tax withholding in connection with stock-based awards, net	(2,318)	(9,668)
Other financing activities	(1,444)	(625)
Net cash provided by (used in) financing activities	648,406	(21,206)
Increase (decrease) in cash and cash equivalents	236,899	(294,436)
Cash and cash equivalents at the beginning of the period	530,089	827,146
Effect of exchange rate differences on cash and cash equivalents	(21,454)	(8,598)
Cash and cash equivalents at the end of the period	$745,534	$524,112

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with corresponding lease liability	$34,176	$3,336

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

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, as well as directly to large solar installers and engineering, procurement, and construction firms.

b.
The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company now offers a variety of energy solutions, which include lithium-ion cells, batteries, and energy storage systems (“Energy Storage”), full powertrain kits for electric vehicles, or EVs (“e-Mobility”), uninterrupted power supply solutions or UPS (“Critical Power”), as well as automated machines for industrial use (“Automation Machines”).

In June 2022, the Company decided to discontinue its stand-alone Critical Power activities. The Company determined that the discontinuance of the Critical Power business doesn't represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2022, have been applied consistently in these unaudited interim condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

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

The Company depends on two contract manufacturers and several limited or single source component suppliers, including, Samsung SDI, that provides lithium-ion battery cells required for the Company's residential storage solution. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of June 30, 2022, and December 31, 2021, two contract manufacturers collectively accounted for 31.9% and 27.9% of the Company’s total trade payables, net, respectively.

In the second quarter of 2022, the Company announced the opening of “Sella 2”, a two gigawatt-hour (GWh) Li-Ion battery cell manufacturing facility located in South Korea. Sella 2 is currently in testing phase with ramp-up expected during the second half of 2022. Sella 2, is the Company's second owned manufacturing facility following the opening of the Company's manufacturing facility in the North of Israel, “Sella 1” in 2020.

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

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and will apply this new guidance to all business combinations consummated subsequent to this date. Currently, this ASU has no material impact on our consolidated financial statements.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of June 30, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$149,106	$-	$(2,067)	$147,039
Governmental bonds	3,279	-	(59)	3,220
	152,385	-	(2,126)	150,259
Available-for-sale – matures after one year:
Corporate bonds	694,300	136	(21,145)	673,291
Governmental bonds	36,940	-	(660)	36,280
	731,240	136	(21,805)	709,571
Total	$883,625	$136	$(23,931)	$859,830

The following is a summary of available-for-sale marketable securities as of December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$160,462	$23	$(320)	$160,165
Governmental bonds	7,576	-	(13)	7,563
	168,038	23	(333)	167,728
Available-for-sale – matures after one year:
Corporate bonds	474,412	9	(5,580)	468,841
Governmental bonds	13,506	-	(119)	13,387
	487,918	9	(5,699)	482,228
Total	$655,956	$32	$(6,032)	$649,956

As of June 30, 2022, and December 31, 2021, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	June 30, 2022	December 31, 2021
Raw materials	$365,709	$247,386
Work in process	15,643	13,863
Finished goods	88,920	118,894
	$470,272	$380,143

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

The Company accounted for the AutoGrid investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $16,643 as of June 30, 2022, and December 31, 2021.

Investments in privately-held companies are included within other long-term assets on the consolidated balance sheets.

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2022, and 2021.

On July 20, 2022, the Company sold its investment in AutoGrid, see Note 18.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 5:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the six months ended June 30, 2022, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. Accordingly, when the dollar strengthens against the NIS, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of June 30, 2022, the Company entered into forward contracts and put and call options to sell and buy U.S. dollars (“USD”) for NIS in the amount of approximately $75 million and $34 million, respectively.

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

As of June 30, 2022, the Company entered into forward contracts to sell Australian dollars (“AUD”) for U.S. dollars in the amount of AUD 10 million.

As of June 30, 2022, the Company entered into forward contracts to sell Euro for U.S. dollars in the amount of €18 million.

The fair value of derivative assets as of June 30, 2022, and December 31, 2021, was $2,348 and $4,009, which was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively.

The fair value of derivative liabilities as of June 30, 2022, and December 31, 2021, was $4,123 and $169, which was recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, respectively.

For the three months ended June 30, 2022, and 2021, the Company recorded a gain in the amount of $3,009 and $820, respectively, in financial expense, net, related to the derivative instruments not designated as cash flow hedges.

For the three months ended June 30, 2022 and 2021, the Company recorded an unrealized loss in the amount of $6,351, net of tax effect and an unrealized gain in the amount of $841, net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

For the six months ended June 30, 2022, and 2021, the Company recorded a gain in the amount of $3,943 and $4,355, respectively, in financial expense, net, related to the derivative instruments not designated as cash flow hedges.

For the six months ended June 30, 2022 and 2021, the Company recorded an unrealized loss in the amount of $7,529, net of tax effect and an unrealized gain in the amount of $713, net of tax effect, respectively, in “accumulated other comprehensive loss” related to the derivative assets designated as hedging instruments.

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

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2022	December 31, 2021
Assets:
Cash equivalents:
Money market mutual funds	Level 1	$132,750	$21,680
Derivative instruments asset:
Forward contracts designated as hedging instruments	Level 2	$-	$992
Options and forward contracts not designated as hedging instruments	Level 2	$2,348	$3,017
Short-term marketable securities:
Corporate bonds	Level 2	$147,039	$160,165
Governmental bonds	Level 2	$3,220	$7,563
Long-term marketable securities:
Corporate bonds	Level 2	$673,291	$468,841
Governmental bonds	Level 2	$36,280	$13,387
Liabilities
Derivative instruments liability:
Options and forward contracts designated as hedging instruments	Level 2	$(4,123)	$-
Forward contracts not designated as hedging instruments	Level 2	$-	$(169)

NOTE 7:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, at the beginning of the period	$292,666	$217,953	$265,160	$204,994
Additions and adjustments to cost of revenues	59,061	36,343	106,968	66,314
Usage and current warranty expenses	(27,551)	(22,129)	(47,952)	(39,141)
Balance, at end of the period	324,176	232,167	324,176	232,167
Less current portion	(91,761)	(64,855)	(91,761)	(64,855)
Long term portion	$232,415	$167,312	$232,415	$167,312

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

Significant changes in the balances of deferred revenues during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, at the beginning of the period	$184,245	$143,233	$169,345	$140,020
Revenue recognized	(10,595)	(15,807)	(25,124)	(35,593)
Increase in deferred revenues and customer advances	27,045	16,827	56,473	39,826
Balance, at the end of the period	200,695	144,253	200,695	144,253
Less current portion	(30,460)	(16,144)	(30,460)	(16,144)
Long term portion	$170,235	$128,109	$170,235	$128,109

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022:

2022	$15,314
2023	20,693
2024	9,970
2025	9,067
2026	8,372
Thereafter	137,279
Total deferred revenues	$200,695

NOTE 9:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2022	December 31, 2021
Accrued expenses	$100,425	$57,158
Government authorities	39,194	22,631
Operating lease liabilities	15,313	12,728
Provision for legal claims	141	11,622
Accrual for sales incentives	5,131	3,048
Other	8,196	2,192
	$168,400	$109,379

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

Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.

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

The Convertible Senior Notes consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(9,509)	(10,965)
Net carrying amount	$622,991	$621,535

For the three months ended June 30, 2022 and 2021 the Company recorded issuance costs related to the Notes in the amount of $728 and $726, respectively.

For the six months ended June 30, 2022 and 2021 the Company recorded issuance costs related to the Notes in the amount of $1,456 and $1,450, respectively.

As of June 30, 2022, the issuance costs of the Notes will be amortized over the remaining term of approximately 3.2 years.

The annual effective interest rate of the Notes is 0.47%.

As of June 30, 2022, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $755,920. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2022, the if-converted value of the Notes did not exceed the principal amount.

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

b. Secondary public offering:

On March 17, 2022, the Company offered and sold 2,300,000 shares of the Company’s common stock, at a public offering price of $295.00 per share. The shares of Common Stock were issued and sold in a registered offering pursuant to the underwriting agreement dated March 17, 2022, among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, and Morgan Stanley & Co. LLC (the “Underwriting Agreement”). All of the offered shares were issued at closing, including 300,000 shares of Common Stock that were issued and sold pursuant to the underwriters’ option to purchase additional shares under the Underwriting Agreement, which was exercised in full on March 18, 2022.

The net proceeds to the Company were $650,526 after deducting underwriters' discounts of $27,140 and commissions of $834.

c. Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grant were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of June 30, 2022, a total of 18,047,085 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”).

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of June 30, 2022, an aggregate of 8,617,974 options are still available for future grant under the 2015 Plan.

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2021	474,280	$44.68	5.22	$112,479
Exercised	(58,211)	28.21	-	-
Forfeited or expired	(243)	5.01	-	-
Outstanding as of June 30, 2022	415,826	$47.01	4.85	$94,991
Vested and expected to vest as of June 30, 2022	415,826	$47.01	4.85	$94,991
Exercisable as of June 30, 2022	349,635	$33.78	4.43	$84,107

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2021	1,759,972	$189.25
Granted	203,161	293.31
Vested	(424,379)	124.92
Forfeited	(75,161)	210.94
Unvested as of June 30, 2022	1,463,593	$199.25

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2021	108,595	$296.40
Granted	39,263	293.04
Unvested as of June 30, 2022	147,858	$295.51

d. Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of June 30, 2022, a total of 3,662,737 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of June 30, 2022, 696,852 shares of common stock had been purchased under the ESPP.

As of June 30, 2022, 2,965,885 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

e. Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the three and six months ended June 30, 2022, and 2021, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$5,286	$4,291	$10,348	$10,081
Research and development	16,819	9,805	31,804	18,603
Selling and marketing	7,047	5,780	13,748	11,215
General and administrative	7,922	4,176	15,281	7,306
Total stock-based compensation expenses	$37,074	$24,052	$71,181	$47,205

An immaterial amount of stock-based compensation was capitalized to prepaid expenses during the three and six months ended June 30, 2022.

The total tax benefit associated with share-based compensation for the three months ended June 30, 2022 and 2021 was $3,058 and $2,062, respectively. The tax benefit realized from share-based compensation for the three months ended June 30, 2022, and 2021 was $2,885 and $2,931, respectively.

The total tax benefit associated with share-based compensation for the six months ended June 30, 2022, and 2021 was $6,536 and $6,459, respectively. The tax benefit realized from share-based compensation for the six months ended June 30, 2022, and 2021 was $5,812 and $5,680, respectively.

As of June 30, 2022, there were total unrecognized compensation expenses in the amount of $306,131 related to non-vested equity-based compensation arrangements granted under the Company’s plans and non-plan awards. These expenses are expected to be recognized during the period from July 1, 2022, through May 31, 2026.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 12:       COMMITMENTS AND CONTINGENT LIABILITIES

a. Guarantees:

As of June 30, 2022, contingent liabilities exist regarding guarantees in the amounts of $5,892, $2,815, and $1,388 in respect of office rent lease agreements, projects with customers, and other transactions, respectively.

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

As of June 30, 2022, the Company had non-cancelable purchase obligations totaling approximately $1,532,469, out of which the Company recorded a provision for loss in the amount of $5,408.

As of June 30, 2022, the Company had contractual obligations for capital expenditures totaling approximately $92,915. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s second lithium-ion cell and battery factory in Korea.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $5,714) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid and this invalidity has been appealed by SMA. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

In May 2019, the Company was served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against its two Chinese subsidiaries and equipment manufacturer in China. In May 2022, the Company announced that it had agreed on a global patent license agreement with Huawei. The agreement includes a cross license that covers patents relating to both companies' products and resulted in the settlement of all pending patent litigation between the companies.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of NIS 25.5 million (approximately $7,286) claiming damages caused relating to a terminated consulting agreement and stock options therein. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend against this lawsuit.

As of June 30, 2022, accrued amounts for legal claims of $141 were recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 13:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(14,215)	$(945)	$(4,709)	$240
Revaluation	(5,919)	(878)	(18,640)	(2,346)
Tax on revaluation	1,357	187	3,828	470
Other comprehensive loss before reclassifications	(4,562)	(691)	(14,812)	(1,876)
Reclassification	-	-	844	-
Tax on reclassification	-	-	(100)	-
Losses reclassified from accumulated other comprehensive income	-	-	744	-
Net current period other comprehensive loss	(4,562)	(691)	(14,068)	(1,876)
Ending balance	$(18,777)	$(1,636)	$(18,777)	$(1,636)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$194	$(128)	$874	$-
Revaluation	(7,188)	956	(8,525)	810
Tax on revaluation	837	(115)	996	(97)
Other comprehensive loss before reclassifications	(6,351)	841	(7,529)	713
Reclassification	2,846	(457)	3,411	(457)
Tax on reclassification	(331)	55	(398)	55
Losses reclassified from accumulated other comprehensive loss	2,515	(402)	3,013	(402)
Net current period other comprehensive loss	(3,836)	439	(4,516)	311
Ending balance	$(3,642)	$311	$(3,642)	$311
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(24,403)	$(3,675)	$(17,420)	$-
Revaluation	(28,347)	1,779	(35,330)	(1,896)
Ending balance	$(52,750)	$(1,896)	$(52,750)	$(1,896)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(7,643)	$(2,013)	$(6,064)	$3,617
Revaluation	(6,808)	1,698	(8,387)	(3,932)
Ending balance	$(14,451)	$(315)	$(14,451)	$(315)
Total	$(89,620)	$(3,536)	$(89,620)	$(3,536)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

The following table summarizes the changes in "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Income
	2022	2021	2022	2021
Unrealized losses on available-for-sale marketable securities
	$-	$-	$(844)	$-	Financial expense, net
	-	-	100	-	Income taxes
	$-	$-	$(744)	$-	Total, net of income taxes
Unrealized losses on cash flow hedges, net
	(318)	54	(385)	54	Cost of revenues
	(1,694)	275	(2,032)	275	Research and development
	(349)	56	(420)	56	Sales and marketing
	(485)	72	(574)	72	General and administrative
	$(2,846)	$457	$(3,411)	$457	Total, before income taxes
	331	(55)	398	(55)	Income taxes
	(2,515)	402	(3,013)	402	Total, net of income taxes
Total reclassifications for the period	$(2,515)	$402	$(3,757)	$402

NOTE 14:       OTHER OPERATING EXPENSES

The following table presents the expenses recorded in the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Impairment of goodwill and intangible assets (1)	$4,008	$-	$4,008	$-
Write-off of property, plant and equipment	678	-	678	2,209
Kokam purchase escrow (2)	-	(859)	-	(859)
Total other operating expenses (income)	$4,686	$(859)	$4,686	$1,350

(1) In June 2022, the Company decided to discontinue its stand-alone Critical Power activities. The Company wrote-off goodwill and intangible assets related to its Critical Power business in an amount of $4,008, see also Note 1b.

(2) In the three and six months ended June 30, 2021, the Company received a payment of $859 out of the Kokam acquisition escrow (“the escrow”), with regards to a working capital adjustment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 15:       INCOME TAXES

The effective tax rate for the three months ended June 30, 2022, and 2021 was 30.5% and 16.2%, respectively, and for the six months ended June 30, 2022, and 2021 the effective tax rate was 28.2% and 18.2%, respectively.

The increase in the effective tax rate in the current year, is primarily due to a different allocation of income among the Company’s US, Israeli, and foreign subsidiaries and the change to Section 174 of the U.S Internal Revenue Code, which went into effect on January 1, 2022. The change eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years (if generated from a US entity) and fifteen years (if generated from non-US entities). This change resulted in an increase in the Company’s taxable income and Global Intangible Low Taxed Income (“GILTI”) tax.

As of June 30, 2022, and December 31, 2021, unrecognized tax benefits were $2,403 and $2,192, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were immaterial as of June 30, 2022, and December 31, 2021.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 16:       EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS:
Numerator:
Net income	$15,084	$45,092	$48,207	$75,168
Denominator:
Shares used in computing net EPS of common stock, basic	55,470,279	52,076,208	54,309,060	51,903,123
Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$15,084	$45,092	$48,207	$75,168
Notes due 2025	551	536	1,100	1,071
Net income attributable to common stock, diluted	$15,635	$45,628	$49,307	$76,239
Denominator:
Shares used in computing net EPS of common stock, basic	55,470,279	52,076,208	54,309,060	51,903,123
Notes due 2025	2,276,818	2,276,818	2,276,818	2,276,818
Effect of stock-based awards	817,637	1,577,536	860,538	1,785,428
Shares used in computing net EPS of common stock, diluted	58,564,734	55,930,562	57,446,416	55,965,369

Shares excluded from the calculation of diluted net EPS due to their anti-dilutive effect	182,715	171,011	203,246	132,551

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 17:       SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

The Company operates in five different operating segments: Solar, Energy Storage, e-Mobility, Critical Power and Automation Machines. In June 2022, the Company decided to discontinue its stand-alone Critical Power activities, see also Note 1b.

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

Segment profit is comprised of gross profit for the segment less operating expenses that do not include amortization of purchased intangible assets, impairments of goodwill and intangible assets, stock based compensation expenses, and certain other items.

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

The Solar segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and a residential storage solution, compatible with the Company’s energy hub inverter, intended to store and supply power for back-up and to maximize self-consumption. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries, and cloud‑based monitoring platform.

The “All other” category includes the design, development, manufacturing, and sales of energy storage products, e-Mobility products, UPS products, and automated machines.

The following table presents information on reportable segments profit (loss) for the period presented:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Solar	All other	Solar	All other
Revenues	$687,599	$40,029	$1,295,596	$86,977
Cost of revenues	494,400	38,948	918,900	83,289
Gross profit	193,199	1,081	376,696	3,688
Research and development	$49,141	$8,587	$92,272	$16,517
Sales and marketing	28,419	3,283	54,224	5,857
General and administrative	16,396	3,789	32,245	7,414
Segments profit (loss)	$99,243	$(14,578)	$197,955	$(26,100)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Solar	All other	Solar	All other
Revenues	$431,449	$48,509	$807,736	$77,625
Cost of revenues	270,249	46,921	497,082	77,404
Gross profit	161,200	1,588	310,654	221
Research and development	$35,592	$7,258	$67,494	$13,523
Sales and marketing	20,889	2,553	39,631	5,050
General and administrative	11,768	3,419	25,040	6,920
Segments profit (loss)	$92,951	$(11,642)	$178,489	$(25,272)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Solar revenues	$687,599	$431,449	$1,295,596	$807,736
All other revenues	40,029	48,509	86,977	77,625
Revenues from finance component	146	99	281	185
Consolidated revenues	$727,774	$480,057	$1,382,854	$885,546

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Solar segment profit	$99,243	$92,951	$197,955	$178,489
All other segment loss	(14,578)	(11,642)	(26,100)	(25,272)
Segments operating profit	84,665	81,309	171,855	153,217
Amounts not allocated to segments:
Stock based compensation expenses	(37,074)	(24,052)	(71,181)	(47,205)
Impairment of goodwill and intangible assets	(4,008)	-	(4,008)	-
Disposal of assets related to Critical Power	(4,314)	-	(4,314)	-
Other unallocated expenses, net	(3,257)	(1,698)	(5,476)	(6,325)
Consolidated operating income	$36,012	$55,559	$86,876	$99,687

NOTE 18:       SUBSEQUENT EVENTS

a.	On July 20, 2022, the Company completed the sale of its investment in AutoGrid and received payment in the amount of $24,175, subject to post-closing adjustments.

b.

On July 28, 2022, the Company received notice that Ampt LLC had filed complaints against SolarEdge Technologies Inc and SolarEdge Technologies Ltd in the U.S. International Trade Commission  and the District Court for the District of Delaware alleging patent infringement. The Company anticipates a vigorous defense of these new actions.

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

•
the other factors set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and subsequent reports on Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which include not only residential, commercial and small utility scale PV systems but also product offerings in the areas of energy storage systems or ESS and backup including our own SolarEdge home battery, electric vehicle, or EV components and charging capabilities, home energy management, grid services and virtual power plants or VPPs, lithium-ion batteries and uninterrupted power supply, known as UPS solutions. In June 2022, we decided to discontinue our stand-alone UPS related activities and that the developed technologies will be integrated in solar products as uninterrupted power supply becomes required or relevant.

In the third quarter of 2020 we began commercial shipments to the U.S. from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. During the second quarter of 2021, Sella 1 reached full manufacturing capacity. In May 2022, we announced the opening of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory  is intended to help the Company meet the growing global demand for Li-Ion cells and batteries, specifically in the energy storage system (“ESS”) and e-Mobility markets. Sella 2 is currently in testing phase, with ramp-up expected to initiate during the second half of 2022.

We are a leader in the global module-level power electronics (“MLPE”) market. As of June 30, 2022, we have shipped approximately 94.9 million power optimizers, 4.0 million inverters and 45.8 thousand residential batteries. Over 2.75 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of June 30, 2022, we have shipped approximately 34.2 GW of our DC optimized inverter systems and approximately 411.0 MW of our residential batteries.

Our revenues for the three months ended June 30, 2022, and 2021 were $727.8 million and $480.1 million, respectively. Gross margin for the three months ended June 30, 2022, and 2021 was 25.1% and 32.5%, respectively. Net income for the three months ended June 30, 2022 and 2021 was $15.1 million and $45.1 million, respectively.

Our revenues for the six months ended June 30, 2022, and 2021 were $1,382.9 million and $885.5 million, respectively. Gross margin for the six months ended June 30, 2022, and 2021 was 26.1% and 33.5%, respectively. Net income for the six months ended June 30, 2022 and 2021 was $48.2 million and $75.2 million, respectively.

Covid-19 Impact & Response

Covid-19 continued to present challenges on our operations and business in 2021, primarily, operational challenges which we reported on continuously during 2021. Due to the worldwide growing trend in availability and administration of vaccines against Covid-19, many restrictions resulted from the pandemic were gradually lifted by governments across the globe. However, the future impact of the Covid-19 pandemic remains highly uncertain. Resurgences of Covid-19 cases and the emergence of new variants may adversely impact our results of operations. For example, the mandatory government shutdowns resulted from the  increase in Covid-19 cases in Shanghai, that were recently eased, led to delays in our scheduled shipments from the Shanghai port. Our first priority continues to be to protect and support our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel.

            While we have not experienced any new disruptions resulting directly from Covid-19 in the second quarter of 2022, the pandemic and general global economic conditions continued to present challenges to our operations and business.  In the second quarter of 2022, we experienced and expect to continue to experience in the third quarter of 2022, continued disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in shipping ports and industry-wide component shortages. These factors have impacted our ability to accurately plan and forecast the delivery of our products to customers and have also increased the total shipping time and cost of ocean freight for components and finished goods. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design workarounds solutions which can impact our ability to meet our plans to roll out new innovative products and services. Our operation team is working tirelessly to mitigate the impact of the disruptions described above.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. On one hand, in the first half of 2022,  rising global interest in becoming less dependent on gas and oil led to higher demand for our products. On the other hand, the conflict further adversely affected the prices of raw materials arriving from Eastern Asia and resulted in an increase in gas and oil prices, leading to additional increases in shipping rates. Furthermore, various shipment  routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict cannot be predicted at this time, the circumstances described above may have an adverse effect on our business and results of operations.

Our revenues for the second quarter 2022 of $727.8 million, represent continued growth  from revenues of $655.1 million in the first quarter of 2022.

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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Inverters shipped	228,389	179,546	439,503	361,451
Power optimizers shipped	5,215,074	5,011,290	10,939,205	8,746,080
Megawatts shipped[1]	2,516	1,643	4,646	3,334
Residential batteries shipped	29,437	-	39,422	-

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues	$727,774	$480,057	$1,382,854	$885,546
Cost of revenues	545,132	323,865	1,021,254	589,280
Gross profit	182,642	156,192	361,600	296,266
Operating expenses:
Research and development	74,847	52,664	141,196	99,641
Sales and marketing	38,975	29,458	74,291	56,369
General and administrative	28,121	19,370	54,550	39,219
Other operating expenses (income), net	4,687	(859)	4,687	1,350
Total operating expenses	146,630	100,633	274,724	196,579
Operating income	36,012	55,559	86,876	99,687
Financial expense, net	(14,311)	(1,743)	(19,760)	(7,840)
Income before income taxes	21,701	53,816	67,116	91,847
Income taxes	6,617	8,724	18,909	16,679
Net income	15,084	45,092	48,207	75,168

Comparison of three and six months ended June 30, 2022, to the three and six months ended June 30, 2021

Revenues

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Revenues	727,774	480,057	247,717	51.6%	1,382,854	885,546	497,308	56.2%

Revenues increased by $247.7 million, or 51.6%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S; and (ii) an increase of $103.4 million related to the number of residential batteries sold mainly in  Europe and the U.S. Revenues from outside of the U.S. comprised 57.3% of our revenues in the three months ended June 30, 2022 as compared to 63.4% in the three months ended June 30, 2021.

The number of power optimizers recognized as revenues increased by approximately 0.3 million units, or 5.5%, from approximately 4.9 million units in the three months ended June 30, 2021 to approximately 5.2 million units in the three months ended June 30, 2022. The number of inverters recognized as revenues increased by approximately 57.3 thousand units, or 32.3%, from approximately 177.3 thousand units in the three months ended June 30, 2021 to approximately 234.6 thousand units in the three months ended June 30, 2022. The number of residential batteries recognized as revenues in the three months ended June 30, 2022 was approximately 18.9 thousand units.

       Our blended Average Selling Price ("ASP") per watt for solar products excluding residential batteries is calculated by dividing the solar revenues, excluding revenues from the sale of residential batteries, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.034, or 12.5%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease in blended ASP per watt is mainly attributed to the increase in all geographies in the sale of commercial products  out of our total solar product mix that are characterized with lower ASP per watt as well as the depreciation of the Euro and other currencies against the U.S. Dollar which, coupled with our increased sales in Europe, accelerated this effect.

This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during the second half of 2021 and the first half of 2022.

Revenues increased by $497.3 million, or 56.2%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S; (ii) an increase of $155.4 million related to the number of residential batteries sold mainly in Europe and the U.S  ; and (iii) an increase of $20.1 million related to the number of powertrain kits supplied by SolarEdge e-Mobility. Revenues from outside of the U.S. comprised 58.3% of our revenues in the six months ended June 30, 2022 as compared to 61.7% in the six months ended June 30, 2021.

The number of power optimizers recognized as revenues increased by approximately 2.2 million units, or 25.1%, from approximately 8.7 million units in the six months ended June 30, 2021 to approximately 10.9 million units in the six months ended June 30, 2022. The number of inverters recognized as revenues increased by approximately 80.4 thousand units, or 22.3%, from approximately 360.2 thousand units in the six months ended June 30, 2021 to approximately 440.6 thousand units in the six months ended June 30, 2022. The number of residential batteries recognized as revenues in the six months ended June 30, 2022, was approximately 28.6 thousand units.

      Our ASP per watt for solar products excluding residential batteries is calculated by dividing the solar revenues by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries increased by $0.005, or 1.9%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in blended ASP per watt is mainly attributed to a relatively higher number of other solar products shipped compared to the number of inverters shipped, which increased our total solar revenues but did not impact the watt amount used for calculating the ASP per watt, an increase in the sale of products with enhanced capabilities such as the SolarEdge energy hub inverter that are characterized with higher ASP per watt, and price increases that went into effect gradually during the second half of 2021 and the first half of 2022. This increase in blended ASP per watt was partially offset by the increase in the sale of commercial products out of our total solar product mix that are characterized with lower ASP per watt as well as the depreciation of the Euro and other currencies against the U.S. Dollar which, coupled with our increased sales in Europe, accelerated this effect.

Cost of Revenues and Gross Profit

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Cost of revenues	545,132	323,865	221,267	68.3%	1,021,254	589,280	431,974	73.3%
Gross profit	182,642	156,192	26,450	16.9%	361,600	296,266	65,334	22.1%

Cost of revenues increased by $221.3 million, or 68.3%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to:

•	an increase in the volume of products sold and the increase in the unit cost of components used in the manufacturing of our products;

•	a significant increase in shipment and logistic costs in an aggregate amount of $38.0 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•
an increase in warranty expenses and warranty accruals of $23.3 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•	an increase in custom duties of $4.2 million attributed to higher tariff charges due to an increase in volumes sold and the manufacture of a higher portion of our products for the U.S. in China;

•
an increase in other production costs of $22.1 million, which is mainly attributed to charges from our contract manufacturers due to manufacturing disruptions, related to the global supply constraints, increased logistics costs resulting from transportation disruptions and the mobilization of components among our different manufacturing sites and ramp up costs associated with the new contract manufacturing site in Mexico; and

•
an increase of $7.5 million in inventory accrual which is mainly attributed to changes in inventory valuations related to manufacturing volumes, anticipated future use of raw materials, and general inventory write-offs including those related to the discontinuation of our UPS related activities.

•
an increase in personnel-related costs of $6.0 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide and an increase in the costs associated with the production of powertrain units manufactured by the SolarEdge e-Mobility division.

Gross profit as a percentage of revenue decreased from 32.5% in the three months ended June 30, 2021 to 25.1% in the three months ended June 30, 2022 as a result of the factors summarized above.

Cost of revenues increased by $432.0 million, or 73.3%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to:

•	an increase in the volume of products sold and the increase in the unit cost of components used in the manufacturing of our products;

•	a significant increase in shipment and logistic costs in an aggregate amount of $67.4 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•
an increase in warranty expenses and warranty accruals of $41.2 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•	an increase in custom duties of $14.3 million attributed to higher tariff charges due to an increase in volumes sold and the manufacture of a higher portion of our products for the U.S. in China;

•
an increase in other production costs of $37.0 million, which is mainly attributed to charges from our contract manufacturers due to manufacturing disruptions, related to the global supply constraints, increased logistics costs resulting from transportation disruptions and the mobilization of components between our different manufacturing sites as well as ramp up costs associated with our new contract manufacturing site in Mexico; and

•
an increase in personnel-related costs of $10.2 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide and an increase in the costs associated with the production of powertrain units manufactured by the SolarEdge e-Mobility division.

Gross profit as a percentage of revenue decreased from 33.5% in the six months ended June 30, 2021 to 26.1% in the six months ended June 30, 2022 as a result of the factors summarized above.

Operating Expenses:

Research and Development

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Research and development	74,847	52,664	22,183	42.1%	141,196	99,641	41,555	41.7%

      Research and development costs increased by $22.2 million or 42.1%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to:

•

an increase in personnel-related costs of $17.6 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	a decrease in reimbursement of costs related to the research and development activities performed by SolarEdge e-Mobility in an amount of $1.8 million;

•	an increase in expenses related to other overhead costs in an amount of $1.5 million; and

•	an increase in depreciation expenses of property and equipment in an amount of $1.3 million.

      These increases were partially offset by:

•	a decrease in expenses related to consultants and sub-contractors in an amount of $1.0 million.

Research and development costs increased by $41.6 million or 41.7%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to:

•
an increase in personnel-related costs of $33.2 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increase and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	a decrease in reimbursement of costs, in an amount of $4.4 million, related to the research and development activities performed by SolarEdge e-Mobility;

•	an increase in depreciation expenses of property and equipment in an amount of $2.5 million;

•	an increase in expenses related to other overhead costs in an amount of $1.8 million; and

•	an increase in expenses related to material consumption in the manufacturing of prototypes during our development process in an amount of $1.4 million.

      These increases were partially offset by:

•	a decrease in expenses related to consultants and sub-contractors in an amount of $3.3 million.

Sales and Marketing

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Sales and marketing	38,975	29,458	9,517	32.3%	74,291	56,369	17,922	31.8%

Sales and marketing expenses increased by $9.5 million, or 32.3%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to:

•
an increase in personnel-related costs of $5.7 million as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with annual merit increase and employee equity-based compensation;

•
an increase in expenses related to marketing activities by $1.6 million due to the renewal of marketing activities, exhibitions and shows, which were cancelled or postponed in 2020 and first half of 2021 due to Covid-19 restrictions; and

•	an increase in expenses related to travel in an amount of $1.0 million.

       Sales and marketing expenses increased by $17.9 million, or 31.8%, in the six months ended  June 30, 2022, compared to the six months ended  June 30, 2021, primarily due to:

•

an increase in personnel-related costs of $11.4 million as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•
an increase in expenses related to marketing activities by $2.8 million due to the renewal of marketing activities, exhibitions and shows, which were cancelled or postponed in 2020 and first half of 2021 due to Covid-19 restrictions; and

•	an increase in expenses related to travel in an amount of $1.3 million.

General and Administrative

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
General and administrative	28,121	19,370	8,751	45.2%	54,550	39,219	15,331	39.1%

General and administrative expenses increased by $8.8 million, or 45.2%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to:

•

an increase in personnel-related costs of $5.7 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•	an increase in expenses related to consultants and sub-contractors in an amount of $1.0 million; and

•	an increase in expenses related to doubtful debt in an amount of $1.0 million.

General and administrative expenses increased by $15.3 million, or 39.1%, in the six months ended months ended June 30, 2022, compared to the six months ended months ended June 30, 2021, primarily due to:

•

an increase in personnel-related costs of $12.5 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•	an increase in expenses related to consultants and sub-contractors in an amount of $3.3 million;

•	an increase in expenses related to doubtful debt in an amount of $1.0 million; and

•	an increase in expenses related to overhead costs in an amount of $1.0 million;

      These increases were partially offset by:

•	a decrease of $3.5 million related to a provision for legal claims.

Other operating expenses (income), net

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Other operating expenses (income), net	4,687	(859)	5,546	(645.6)%	4,687	1,350	3,337	247.2%

      Other operating expenses, net, were $4.7 million, in the three months ended June 30, 2022, compared to other operating income of $0.9 million in the three months ended June 30, 2021, primarily due to:

•	an increase of $4.0 million in expenses related to write-offs of goodwill and intangible assets related to the discontinuation of our UPS related activities;

•	an increase of $0.7 million in expenses related to write-offs of property, plant and equipment; and

•	a decrease of $0.9 million in income related to a payment made to us from an escrow account with regards to a working capital adjustment in connection with the Kokam acquisition.

      Other operating expenses (income), net increased by $3.3 million, in the six months ended  June 30, 2022, compared to the six months ended  June 30, 2021, primarily due to:

•	an increase of $4.0 million in expenses related to write-offs of goodwill and intangible assets related to the discontinuation of our UPS related activities; and

•	a decrease of $0.9 million in income related to a payment made to us from an escrow account with regards to a working capital adjustment in connection with the Kokam acquisition.

      These increases were partially offset by:

•	a decrease of $1.6 million in expenses related to write-offs of property, plant and equipment.

Financial expense, net

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Financial expense, net	(14,311)	(1,743)	(12,568)	(721.1)%	(19,760)	(7,840)	(11,920)	(152.0)%

      Financial expenses, net increased by $12.6 million, or 721.1%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase of $15.1 million in expenses related to foreign exchange fluctuations, mainly due to the strengthening of the U.S. Dollar against  the Euro, the New Israeli Shekel and the South Korean Won .

      This increase was partially offset by an increase of $2.2 million in financial income related to hedging transactions.

      Financial expenses, net increased by $11.9 million, or 152.0%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase of $11.1 million in expenses related to foreign exchange fluctuations, mainly  due to the strengthening of the U.S. Dollar against the Euro, the New Israeli Shekel and the South Korean Won against the U.S. dollar.

      Please refer to the section entitled "Foreign Currency Exchange Risk" under Item 3 of this report for additional information.

Income taxes

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Income taxes	6,617	8,724	(2,107)	(24.2)%	18,909	16,679	2,230	13.4%

Income taxes decreased by $2.1 million, or 24.2%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a decrease of $3.1 million in current tax expenses mainly attributed to a decrease in taxable income. This decrease was partially offset by a decrease of $1.4 million in deferred tax income.

Income taxes increased by $2.2 million, or 13.4%, in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to a decrease of $2.3 million in deferred tax income.

Net Income

	Three months ended June 30, 2022 to 2021				Six months ended June 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Net income	15,084	45,092	(30,008)	(66.5)%	48,207	75,168	(26,961)	(35.9)%

              As a result of the factors discussed above, net income decreased by $30.0 million, or 66.5% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

As a result of the factors discussed above, net income decreased by $27.0 million, or 35.9% in the six months ended  June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	77,415	38,685	(85,574)	62,768
Net cash used in investing activities	(310,799)	(182,416)	(325,933)	(335,998)
Net cash provided by (used in) financing activities	(3,929)	(19,144)	648,406	(21,206)
Increase (decrease) in cash and cash equivalents	(237,313)	(162,875)	236,899	(294,436)

As of June 30, 2022, our cash and cash equivalents were $745.5 million. This amount does not include $859.8 million invested in available for sale marketable securities, $1.4 million invested in long-term restricted bank deposits and $0.3 million invested in short-term restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of June 30, 2022, we have open commitments for capital expenditures in an amount of approximately $92.9 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $1,532.5 million related to raw materials and commitments for the future manufacturing of our products.

We believe that cash provided by operating activities as well as our cash and cash equivalents, and available for sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consists primarily of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities in the six months ended June 30, 2022, was $85.6 million as compared to $62.8 million cash provided by operating cash flows in the six months ended June 30, 2021, mainly due to extended shipping times to customers which extended the period of time between payment to our vendors and delivery to and collection from our customers, and a significant increase in inventory procurement in response to increased demand for our products, including increased purchasing of battery cells for our residential storage solution, and, increased safety stocks intended to mitigate supply chain disruptions, all of which resulted in unfavorable changes in working capital in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, which was partially offset by higher net income adjusted for certain non-cash items. The Company returned to cash generation from operating activities in the second quarter of 2022.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, and cash used for acquisitions. Cash used for investing activities decreased by $10.1 million in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily driven by a $82.9 million decrease in purchases of available-for-sale debt investments, net. This decrease was partially offset by a $46.6 million decrease in cash provided by withdrawal from bank deposits and restricted bank deposits as well as an increase of $26.2 million in capital expenditures, net.

Financing Activities

Financing cash flows consisted primarily of the issuance and repayment of short-term and long-term debt and proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash provided by financing activities in the six months ended June 30, 2022, was $648.4 million compared to $21.2 million cash used in financing activities in the six months ended June 30, 2021, primarily due to a $650.5 million increase in cash provided by the issuance of common stock, net through a secondary public offering, a decrease of $16.3 million in repayment of bank loans and an increase of $3.5 million in cash received from the exercise of stock-based awards net of withholding taxes remitted to the tax authorities.

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

Foreign Currency Exchange Risk

Approximately 55.6% and 56.4% of our revenues for the six months ended June 30, 2022, and 2021, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel ("NIS"), Euro, and to a lesser extent, the South Korean Won ("KRW"). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $52.4 million for the six months ended June 30, 2022. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $15.4 million for the six months ended June 30, 2022.

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

In addition, we also entered into derivative financial instruments to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts and put and call options to buy and sell Euro for U.S. dollars, forward contracts to sell AUD for U.S. dollars and forward contracts to sell U.S. dollars for KRW. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2022, one major customer accounted for approximately 25.1% of our consolidated trade receivables balance. As of June 30, 2021, two major customers accounted for approximately 30.5% of our consolidated trade receivables balance. For the three months ended June 30, 2022, one major customer accounted for approximately 23.9% of our total revenues. For the three months ended June 30, 2021 two customers accounted for approximately 27.6% of our total revenues. For the six months ended June 30, 2022 and 2021 one customer accounted for approximately 23.7% and 18.9% of our total revenues, respectively. We currently do not foresee a credit risk associated with these receivables.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.  Legal Proceedings

In our Annual Report on Form 10-K for the year ended December 31, 2021 we disclosed that in May 2019, we were served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against our two Chinese subsidiaries and our equipment manufacturer in China. In May 2022, we announced that we have agreed on a global patent license agreement with Huawei. The agreement includes a cross license that covers patents relating to both companies' products, and will result in the  settlement of all pending patent-litigation between the companies.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk  factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date:  August 4, 2022

/s/ Zvi Lando Zvi Lando Chief Executive Officer (Principal Executive Officer)

Date:  August 4, 2022

/s/ Ronen Faier Ronen Faier Chief Financial Officer (Principal Financial Officer)