Form 10-Q
period 2022-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2022-11-08
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐       No ☐

As of November 1, 2022, there were 55,894,875 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$678,329	$530,089
Marketable securities	202,598	167,728
Trade receivables, net of allowances of $4,283 and $2,626, respectively	785,325	456,339
Inventories, net	561,352	380,143
Prepaid expenses and other current assets	224,169	176,992
Total current assets	2,451,773	1,711,291
LONG-TERM ASSETS:
Marketable securities	688,753	482,228
Deferred tax assets, net	38,268	27,572
Property, plant and equipment, net	491,433	410,379
Operating lease right-of-use assets, net	62,535	47,137
Intangible assets, net	46,286	58,861
Goodwill	108,860	129,629
Other long-term assets	15,638	33,856
Total long-term assets	1,451,773	1,189,662
Total assets	$3,903,546	$2,900,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  2

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$311,565	$252,068
Employees and payroll accruals	71,905	74,465
Warranty obligations	97,222	71,480
Deferred revenues and customers advances	31,896	17,789
Accrued expenses and other current liabilities	181,892	109,379
Total current liabilities	694,480	525,181
LONG-TERM LIABILITIES:
Convertible senior notes, net	623,721	621,535
Warranty obligations	248,917	193,680
Deferred revenues	176,824	151,556
Finance lease liabilities	45,509	40,508
Operating lease liabilities	46,398	38,912
Other long-term liabilities	15,570	19,542
Total long-term liabilities	1,156,939	1,065,733
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2022 and December 31, 2021; issued and outstanding: 55,894,106 and 52,815,395 shares as of September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	1,457,379	687,295
Accumulated other comprehensive loss	(128,266)	(27,319)
Retained earnings	723,008	650,058
Total stockholders’ equity	2,052,127	1,310,039
Total liabilities and stockholders’ equity	$3,903,546	$2,900,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  3

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$836,723	$526,404	$2,219,577	$1,411,950
Cost of revenues	614,722	353,843	1,635,976	943,123
Gross profit	222,001	172,561	583,601	468,827
Operating expenses:
Research and development	69,659	55,666	210,855	155,307
Sales and marketing	42,726	29,383	117,017	85,752
General and administrative	27,933	21,098	82,483	60,317
Other operating expenses (income), net	(2,724)	-	1,963	1,350
Total operating expenses	137,594	106,147	412,318	302,726
Operating income	84,407	66,414	171,283	166,101
Financial expense, net	(33,025)	(5,751)	(52,785)	(13,591)
Other income	7,533	-	7,533	-
Income before income taxes	58,915	60,663	126,031	152,510
Income taxes	34,172	7,615	53,081	24,294
Net income	$24,743	$53,048	$72,950	$128,216
Net basic earnings per share of common stock	$0.44	$1.01	$1.33	$2.46
Net diluted earnings per share of common stock	$0.43	$0.96	$1.29	$2.32
Weighted average number of shares used in computing net basic earnings per share of common stock	55,730,328	52,355,867	54,788,734	52,056,233
Weighted average number of shares used in computing net diluted earnings per share of common stock	58,747,538	55,929,000	57,886,041	55,955,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  4

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$24,743	$53,048	$72,950	$128,216
Other comprehensive income (loss), net of tax:
Net change related to available-for-sale securities	(9,579)	29	(23,647)	(1,847)
Net change related to cash flow hedges	(140)	308	(4,656)	619
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(30,799)	(12,272)	(66,129)	(14,168)
Foreign currency translation adjustments, net	1,872	(3,664)	(6,515)	(7,596)
Total other comprehensive loss	(38,646)	(15,599)	(100,947)	(22,992)
Comprehensive income (loss)	$(13,903)	$37,449	$(27,997)	$105,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  5

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional	Accumulated other
	Number	Amount	paid in Capital	comprehensive loss	Retained earnings	Total
Balance as of January 1, 2022	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	270,751	* -	1,478	-	-	1,478
Stock based compensation	-	-	34,107	-	-	34,107
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(18,748)	-	(18,748)
Net income	-	-	-	-	33,123	33,123
Balance as of March 31, 2022	55,386,146	$6	$1,373,405	$(46,067)	$683,181	$2,010,525
Issuance of Common Stock upon exercise of stock-based awards	211,839	* -	164	-	-	164
Issuance of Common stock under employee stock purchase plan	35,105	* -	8,141	-	-	8,141
Stock based compensation	-	-	37,171	-	-	37,171
Other comprehensive loss adjustments	-	-	-	(43,553)	-	(43,553)
Net income	-	-	-	-	15,084	15,084
Balance as of June 30, 2022	55,633,090	$6	$1,418,881	$(89,620)	$698,265	$2,027,532
Issuance of Common Stock upon exercise of stock-based awards	261,016	*-	1,866	-	-	1,866
Stock based compensation	-	-	36,632	-	-	36,632
Other comprehensive loss adjustments	-	-	-	(38,646)	-	(38,646)
Net income	-	-	-	-	24,743	24,743
Balance as of September 30, 2022	55,894,106	$6	$1,457,379	$(128,266)	$723,008	$2,052,127

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

F -  6

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional	Accumulated other
	Number	Amount	paid in Capital	comprehensive income (loss)	Retained earnings	Total
Balance as of January 1, 2021	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of Common Stock upon exercise of stock-based awards	405,239	* -	5,008	-	-	5,008
Stock based compensation	-	-	23,153	-	-	23,153
Other comprehensive loss adjustments	-	-	-	(10,618)	-	(10,618)
Net income	-	-	-	-	30,076	30,076
Balance as of March 31, 2021	51,966,175	$5	$595,716	$(6,761)	$510,964	$1,099,924
Issuance of Common Stock upon exercise of stock-based awards	297,801	* -	5,500	-	-	5,500
Stock based compensation	-	-	24,052	-	-	24,052
Other comprehensive income adjustments	-	-	-	3,225	-	3,225
Net income	-	-	-	-	45,092	45,092
Balance as of June 30, 2021	52,263,976	$5	$625,268	$(3,536)	$556,056	$1,177,793
Issuance of Common Stock upon exercise of stock-based awards	255,514	*-	656	-	-	656
Stock based compensation	-	-	26,185	-	-	26,185
Other comprehensive loss adjustments	-	-	-	(15,599)	-	(15,599)
Net income	-	-	-	-	53,048	53,048
Balance as of September 30, 2021	52,519,490	$5	$652,109	$(19,135)	$609,104	$1,242,083

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  7

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$72,950	$128,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	29,571	21,492
Amortization of intangible assets	7,741	7,487
Amortization of debt discount and debt issuance costs	2,186	2,175
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	7,864	6,301
Impairment of goodwill and intangible assets	4,008	-
Stock-based compensation expenses	106,932	73,390
Gain from sale of privately held company	(7,533)	-
Deferred income taxes, net	(3,822)	(6,686)
Loss (gain) from sale and disposal of assets	(485)	2,013
Exchange rate fluctuations and other items, net	64,662	13,086
Changes in assets and liabilities:
Inventories, net	(188,579)	30,678
Prepaid expenses and other assets	(55,478)	(14,977)
Trade receivables, net	(377,089)	(206,131)
Trade payables, net	53,683	(22,959)
Employees and payroll accruals	12,119	14,321
Warranty obligations	82,025	42,368
Deferred revenues and customers advances	41,440	13,723
Other liabilities, net	67,789	20,055
Net cash provided by (used in) operating activities	(80,016)	124,552
Cash flows from investing activities:
Proceed from sales and maturities of available-for-sale marketable securities	178,415	174,817
Purchase of property, plant and equipment	(125,085)	(94,135)
Investment in available-for-sale marketable securities	(461,491)	(511,615)
Investment in a privately-held company	-	(16,643)
Proceeds from sale of a privately-held company	24,175	-
Withdrawal from bank deposits, net	-	50,020
Payment for asset acquisition, net of cash acquired	-	(2,996)
Other investing activities	3,472	2,593
Net cash used in investing activities	$(380,514)	$(397,959)

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  8

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from secondary public offering, net of issuance costs	$650,526	$-
Repayment of bank loans	(104)	(16,219)
Proceeds from exercise of stock-based awards	3,508	6,128
Tax withholding in connection with stock-based awards, net	(4,686)	(8,402)
Other financing activities	(2,109)	(939)
Net cash provided by (used in) financing activities	647,135	(19,432)
Increase (decrease) in cash and cash equivalents	186,605	(292,839)
Cash and cash equivalents at the beginning of the period	530,089	827,146
Effect of exchange rate differences on cash and cash equivalents	(38,365)	(7,719)
Cash and cash equivalents at the end of the period	$678,329	$526,588

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$43,274	$2,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  9

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

b.

The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company now offers a variety of energy solutions, which include lithium-ion cells, batteries, and energy storage systems (“Energy Storage”), full powertrain kits for electric vehicles, or EVs (“e-Mobility”), as well as automated machines for industrial use (“Automation Machines”).

In June 2022, the Company decided to discontinue its stand-alone uninterrupted power supply solutions or UPS (“Critical Power”). The Company determined that the discontinuance of the Critical Power business does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

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

As of September 30, 2022, and December 31, 2021, two contract manufacturers collectively accounted for 30.1% and 27.9% of the Company’s total trade payables, net, respectively.

In the second quarter of 2022, the Company announced the opening of “Sella 2”, a two gigawatt-hour (GWh)  Li-Ion battery cell manufacturing facility located in South Korea. Sella 2 is currently in testing phase with ramp-up expected during the fourth quarter of 2022. Sella 2, is the Company's second owned manufacturing facility following the opening of the Company's  manufacturing facility in the North of Israel, “Sella 1” in 2020 that  produces power optimizers and inverters for the Company's solar activities.

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

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and will apply this new guidance to all business combinations consummated subsequent to this date. Currently, this ASU has no impact on our consolidated financial statements.

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. Under ASU 2021-10, the accounting entities with transactions with a government that are accounted for by analogy to a grant or contribution accounting model are required to annually disclose certain information regarding the transaction including: (i) nature and related accounting policy used; (ii) line items on the balance sheet and income statement affected by the transactions; (iii) amounts applicable to each line item; and (iv) significant terms and conditions. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this ASU will have a minor impact on the disclosures to the annual consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of September 30, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$203,445	$-	$(4,049)	$199,396
Governmental bonds	3,254	-	(52)	3,202
	206,699	-	(4,101)	202,598
Available-for-sale – matures after one year:
Corporate bonds	683,804	-	(30,753)	653,051
Governmental bonds	36,901	-	(1,199)	35,702
	720,705	-	(31,952)	688,753
Total	$927,404	$-	$(36,053)	$891,351

The following is a summary of available-for-sale marketable securities as of December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$160,462	$23	$(320)	$160,165
Governmental bonds	7,576	-	(13)	7,563
	168,038	23	(333)	167,728
Available-for-sale – matures after one year:
Corporate bonds	474,412	9	(5,580)	468,841
Governmental bonds	13,506	-	(119)	13,387
	487,918	9	(5,699)	482,228
Total	$655,956	$32	$(6,032)	$649,956

As of September 30, 2022, and December 31, 2021, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	September 30, 2022	December 31, 2021
Raw materials	$432,766	$247,386
Work in process	15,529	13,863
Finished goods	113,057	118,894
	$561,352	$380,143

NOTE 4:       INVESTMENT IN PRIVATELY-HELD COMPANY

On January 31, 2021, the Company completed an investment of $11,643 in the preferred stock of AutoGrid Systems, Inc. ("AutoGrid"), a privately held company.

On February 1, 2021, the Company signed on a preferred stock purchase agreement for an additional investment of $5,000 in AutoGrid's preferred stock (the "second investment"). On April 28, 2021, the Company completed the second investment.

The Company accounted for the AutoGrid investment as an equity investment without readily determinable fair values. The Company’s non-marketable equity securities had a carrying value of $16,643 as of December 31, 2021.

Investments in privately-held companies are included within other long-term assets on the consolidated balance sheets.

On July 20, 2022, the Company completed the sale of its investment in AutoGrid for proceeds of $24,175, thus recognizing a gain of $7,533 which was recorded in the statement of income under "Other income".

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified up to the date of the sale.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 5:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the nine months ended September 30, 2022, the Company instituted a foreign currency cash flow hedging program to protect against a forecasted increase in value of foreign currency cash flows resulting from salary denominated in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. Accordingly, when the dollar strengthens against the NIS, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of September 30, 2022, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) for NIS in the amount of approximately NIS 334 million and NIS 10 million, respectively.

In addition to the above-mentioned cash flow hedge transactions, the Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the USD. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, under "Financial expense, net".

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

As of September 30, 2022, the Company entered into forward contracts to sell Australian dollars (“AUD”) for USD in the amount of AUD 4 million.

As of September 30, 2022, the Company entered into forward contracts to sell Euro for USD in the amount of €9 million.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	September 30, 2022	December 31, 2021
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$-	$992
Non-designated hedges	Prepaid expenses and other current assets	1,813	3,017
Total derivative assets		$1,813	$4,009
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(4,269)	$-
Non-designated hedges	Accrued expenses and other current liabilities	-	(169)
Total derivative liabilities		$(4,269)	$(169)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

Gains (losses) on derivative instruments recognized in our income statements are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Affected line item
Foreign exchange contracts
Non Designated Hedging Instruments	$1,211	$3,350	$5,154	$7,706	Financial expenses, net

See Note 13 for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive loss.

Gains (losses) on derivative instruments recognized in the consolidated comprehensive income (loss) statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange contracts:
Designated Hedging Instruments	$(1,399)	$1,006	$(8,928)	$1,719

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2022	December 31, 2021
Assets:
Cash equivalents:
Cash	Level 1	$552,800	$508,389
Money market mutual funds	Level 1	$94,581	$21,680
Deposits	Level 1	$30,948	$20
Derivative instruments	Level 2	$1,813	$4,009
Short-term marketable securities:
Corporate bonds	Level 2	$199,396	$160,165
Governmental bonds	Level 2	$3,202	$7,563
Long-term marketable securities:
Corporate bonds	Level 2	$653,051	$468,841
Governmental bonds	Level 2	$35,702	$13,387
Liabilities:
Derivative instruments	Level 2	$(4,269)	$(169)

NOTE 7:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, at the beginning of the period	$324,176	$232,167	$265,160	$204,994
Additions and adjustments to cost of revenues	56,815	43,068	163,783	109,382
Usage and current warranty expenses	(34,852)	(28,172)	(82,804)	(67,313)
Balance, at end of the period	346,139	247,063	346,139	247,063
Less current portion	(97,222)	(67,096)	(97,222)	(67,096)
Long term portion	$248,917	$179,967	$248,917	$179,967

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

Significant changes in the balances of deferred revenues during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, at the beginning of the period	$200,695	$144,253	$169,345	$140,020
Revenue recognized	(12,731)	(10,667)	(37,855)	(46,259)
Increase in deferred revenues and customer advances	20,756	19,622	77,230	59,447
Balance, at the end of the period	208,720	153,208	208,720	153,208
Less current portion	(31,896)	(16,939)	(31,896)	(16,939)
Long term portion	$176,824	$136,269	$176,824	$136,269

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022:

2022	$11,697
2023	23,044
2024	10,466
2025	9,648
2026	9,047
Thereafter	144,818
Total deferred revenues	$208,720

NOTE 9:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2022	December 31, 2021
Accrued expenses	$112,388	$57,158
Government authorities	40,189	22,631
Operating lease liabilities	15,307	12,728
Provision for legal claims	39	11,622
Accrual for sales incentives	5,558	3,048
Other	8,411	2,192
	$181,892	$109,379

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

The Convertible Senior Notes consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(8,779)	(10,965)
Net carrying amount	$623,721	$621,535

For the three months ended September 30, 2022 and 2021 the Company recorded amortized debt issuance costs related to the Notes in the amount of $730 and $726, respectively.

For the nine months ended September 30, 2022 and 2021 the Company recorded amortized debt issuance costs related to the Notes in the amount of $2,186 and $2,175, respectively.

As of September 30, 2022, the unamortized issuance costs of the Notes will be amortized over the remaining term of approximately 3.0 years.

The annual effective interest rate of the Notes is 0.47%.

As of September 30, 2022, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $691,190. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of September 30, 2022, the if-converted value of the Notes did not exceed the principal amount.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 11:       STOCK CAPITAL

a. Common stock rights:

Common stock confers upon its holders the right to receive notice of, and to participate in, all general meetings of the Company, where each share of common stock shall have one vote for all purposes, to share equally, on a per share basis, in bonuses, profits, or distributions out of fund legally available therefor, and to participate in the distribution of the surplus assets of the Company in the event of liquidation of the Company.

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

c. Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of September 30, 2022, a total of 18,047,085 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 9,802,734 shares are still available for future grants.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of September 30, 2022, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2021	474,280	$44.68	5.22	$112,479
Exercised	(123,420)	28.42	-	-
Forfeited or expired	(243)	5.01	-	-
Outstanding as of September 30, 2022	350,617	$50.43	5.07	$65,030
Vested and expected to vest as of September 30, 2022	349,682	$50.22	5.10	$64,916
Exercisable as of September 30, 2022	298,440	$36.94	4.75	$58,637

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2021	1,759,972	$189.25
Granted	259,198	299.66
Vested	(620,186)	128.46
Forfeited	(115,327)	209.13
Unvested as of September 30, 2022	1,283,657	$214.73

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2021	108,595	$296.40
Granted	39,263	293.04
Unvested as of September 30, 2022	147,858	$295.51

d. Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of September 30, 2022, a total of 3,662,737 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

As of September 30, 2022, 696,852 shares of common stock had been purchased under the ESPP.

As of September 30, 2022, 2,965,885 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

e. Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the three and nine months ended September 30, 2022, and 2021, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$4,660	$4,289	$15,008	$14,370
Research and development	14,553	11,949	46,357	30,552
Selling and marketing	9,341	5,737	23,089	16,952
General and administrative	7,197	4,210	22,478	11,516
Total stock-based compensation expenses	$35,751	$26,185	$106,932	$73,390

The Company capitalized stock-based compensation as part of inventories and prepaid expenses for the three and nine months ended September 30, 2022, in the amount of $881 and $977, respectively. In 2021 the Company did not capitalize any stock- based compensation expenses.

The total tax benefit associated with share-based compensation for the three months ended September 30, 2022 and 2021 was $2,646 and $3,791, respectively. The tax benefit realized from share-based compensation for the three months ended September 30, 2022, and 2021 was $3,060 and $4,720, respectively.

The total tax benefit associated with share-based compensation for the nine months ended September 30, 2022, and 2021 was $9,182 and $10,249, respectively. The tax benefit realized from share-based compensation for the nine months ended September 30, 2022, and 2021 was $8,871 and $10,400, respectively.

As of September 30, 2022, there were total unrecognized compensation expenses in the amount of $279,982 related to non-vested equity-based compensation arrangements granted under the Company’s plans and non-plan awards. These expenses are expected to be recognized during the period from October 1, 2022, through August 31, 2026.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 12:       COMMITMENTS AND CONTINGENT LIABILITIES

a. Guarantees:

As of September 30, 2022, contingent liabilities exist regarding guarantees in the amounts of $5,924, $2,767, and $1,321 in respect of office rent lease agreements, projects with customers, and other transactions, respectively.

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

As of September 30, 2022, the Company had non-cancelable purchase obligations totaling approximately $1,639,157, out of which the Company recorded a provision for loss in the amount of $5,874. As of September 30, 2022, the Company had contractual obligations for capital expenditures totaling approximately $69,158. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s second lithium-ion cell and battery factory in Korea.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringe two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $5,411) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid and this invalidity has been appealed by SMA. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend against the remaining lawsuit.

In  May 2019, the Company was served with three lawsuits by Huawei Technologies Co., Ltd., a Chinese entity (“Huawei”), against its two Chinese subsidiaries and equipment manufacturer in China. In May 2022, the Company announced that it had agreed on a global patent license agreement with Huawei. The agreement includes a cross license that covers patents relating to both companies’ products and resulted in the settlement of all pending patent litigation between the companies.

In December 2019, the Company received a lawsuit filed by a former consultant of the Company and its Israeli subsidiary in the amount of NIS 25.5 million (approximately $7,197) claiming damages caused relating to a terminated consulting agreement and stock options therein. The claim was recently settled with no payment due by the Company.

On July 28, 2022, the Company was served with complaints filed by Ampt LLC in the International Trade Commission (the “Commission”) pursuant to Section 337 of the Tariff Act of 1930, as amended and the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd. On October 24, 2022, the complaint filed in the District Court of Delaware was administratively stayed until the Commission's action is resolved. The Company believes that it has meritorious defenses to the complaints and intend to vigorously defend against them.

As of September 30, 2022, an immaterial amount for legal claims was recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 13:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(18,777)	$(1,636)	$(4,709)	$240
Revaluation	(12,424)	6	(31,064)	(2,340)
Tax on revaluation	2,694	35	6,522	505
Other comprehensive income (loss) before reclassifications	(9,730)	41	(24,542)	(1,835)
Reclassification	166	(16)	1,010	(16)
Tax on reclassification	(15)	4	(115)	4
Gains (losses) reclassified from accumulated other comprehensive income (loss)	151	(12)	895	(12)
Net current period other comprehensive income (loss)	(9,579)	29	(23,647)	(1,847)
Ending balance	$(28,356)	$(1,607)	$(28,356)	$(1,607)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$(3,642)	$311	$874	$-
Revaluation	(1,569)	1,146	(10,094)	1,956
Tax on revaluation	170	(140)	1,166	(237)
Other comprehensive income (loss) before reclassifications	(1,399)	1,006	(8,928)	1,719
Reclassification	1,422	(794)	4,833	(1,251)
Tax on reclassification	(163)	96	(561)	151
Gains (losses) reclassified from accumulated other comprehensive income (loss)	1,259	(698)	4,272	(1,100)
Net current period other comprehensive income (loss)	(140)	308	(4,656)	619
Ending balance	$(3,782)	$619	$(3,782)	$619
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(52,750)	$(1,896)	$(17,420)	$-
Revaluation	(30,799)	(12,272)	(66,129)	(14,168)
Ending balance	$(83,549)	$(14,168)	$(83,549)	$(14,168)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(14,451)	$(315)	$(6,064)	$3,617
Revaluation	1,872	(3,664)	(6,515)	(7,596)
Ending balance	$(12,579)	$(3,979)	$(12,579)	$(3,979)
Total	$(128,266)	$(19,135)	$(128,266)	$(19,135)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

The following table summarizes the changes in "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Income
	2022	2021	2022	2021
Unrealized gains (losses) on available-for-sale marketable securities
	$(166)	$12	$(1010)	$16	Financial expense, net
	15	-	115	(4)	Income taxes
	$(151)	$12	$(895)	$12	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	(157)	97	(542)	152	Cost of revenues
	(808)	476	(2,841)	751	Research and development
	(242)	97	(662)	153	Sales and marketing
	(215)	124	(788)	196	General and administrative
	$(1,422)	$794	$(4,833)	$1252	Total, before income taxes
	163	(96)	561	(152)	Income taxes
	(1,259)	698	(4,272)	1,100	Total, net of income taxes
Total reclassifications for the period	$(1,410)	$710	$(5,167)	$1,112

NOTE 14:       OTHER OPERATING EXPENSES

The following table presents the expenses recorded in the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Impairment of goodwill and intangible assets (1)	$-	$-	$4,008	$-
Write-off of property, plant and equipment	(19)	-	660	2,209
Sale of property, plant and equipment	(1,146)	-	(1,146)	-
Sale of Critical Power assets	(1,559)	-	(1,559)	-
Kokam purchase escrow (2)	-	-	-	(859)
Total other operating expenses (income)	$(2,724)	$-	$1,963	$1,350

(1) In June 2022, the Company decided to discontinue its stand-alone Critical Power activities. The Company recorded an impairment of goodwill and intangible assets related to its Critical Power business in an amount of $4,008, see also Note 1b.

(2) In the nine months ended September 30, 2021, the Company received a payment of $859 out of the Kokam acquisition escrow, with regards to a working capital adjustment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 15:       INCOME TAXES

The effective tax rate for the three months ended September 30, 2022, and 2021 was 58.0% and 12.6%, respectively, and for the nine months ended September 30, 2022, and 2021 the effective tax rate was 42.1% and 15.9%, respectively.

The increase in the effective tax rate in the current year, is primarily due to the change to Section 174 of the U.S Internal Revenue Code, which came into effect on January 1, 2022. The change requires taxpayers to amortize research and development expenditures over five years (if expensed by a U.S. entity) or fifteen years (if expensed by non-U.S. entities). This change resulted in an increase in the Company’s taxable income and Global Intangible Low Taxed Income (“GILTI”) tax. In addition, the change in the Company's tax rate resulted from a different allocation of income among the Company’s U.S., Israeli, and foreign subsidiaries, and lower tax benefits relating to stock-based compensation.

As of September 30, 2022, and December 31, 2021, unrecognized tax benefits were $2,561 and $2,192, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were immaterial as of September 30, 2022, and December 31, 2021.

In August 2022, the U.S. government signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other things,  revised U.S. tax law by, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing incentives to address climate change, including the introduction of advanced manufacturing production tax credits, that may be relevant to the company's products, if they will be manufactured in the US. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, which is pending technical guidance and regulations from the Internal Revenue Service and U.S. Treasury Department, the Company is in the process of evaluating provisions included under the IRA and its impact to the Company’s consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 16:       EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS:
Numerator:
Net income	$24,743	$53,048	$72,950	$128,216
Denominator:
Shares used in computing net EPS of common stock, basic	55,730,328	52,355,867	54,788,734	52,056,233
Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$24,743	$53,048	$72,950	$128,216
Notes due 2025	551	525	1,651	1,575
Net income attributable to common stock, diluted	$25,294	$53,573	$74,601	$129,791
Denominator:
Shares used in computing net EPS of common stock, basic	55,730,328	52,355,867	54,788,734	52,056,233
Notes due 2025	2,276,818	2,276,818	2,276,818	2,276,818
Effect of stock-based awards	740,392	1,296,315	820,489	1,622,390
Shares used in computing net EPS of common stock, diluted	58,747,538	55,929,000	57,886,041	55,955,441

Shares excluded from the calculation of diluted net EPS due to their anti-dilutive effect	138,916	243,689	181,802	169,597

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

The following table presents information on reportable segments profit (loss) for the period presented:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Solar	All other	Solar	All other
Revenues	$788,610	$47,954	$2,084,206	$134,931
Cost of revenues	565,403	42,594	1,484,303	125,883
Gross profit	223,207	5,360	599,903	9,048
Research and development	47,943	6,861	140,215	23,378
Sales and marketing	30,996	2,202	85,220	8,059
General and administrative	17,534	2,795	49,779	10,209
Segments profit (loss)	$126,734	$(6,498)	$324,689	$(32,598)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Solar	All other	Solar	All other
Revenues	$476,838	$49,455	$1,284,574	$127,080
Cost of revenues	302,081	45,132	799,163	122,536
Gross profit	174,757	4,323	485,411	4,544
Research and development	34,657	8,853	102,151	22,376
Sales and marketing	21,127	2,290	60,758	7,340
General and administrative	14,054	2,863	39,094	9,783
Segments profit (loss)	$104,919	$(9,683)	$283,408	$(34,955)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Solar revenues	$788,610	$476,838	$2,084,206	$1,284,574
All other revenues	47,954	49,455	134,931	127,080
Revenues from finance component	159	111	440	296
Consolidated revenues	$836,723	$526,404	$2,219,577	$1,411,950

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Solar segment profit	$126,734	$104,919	$324,689	$283,408
All other segment loss	(6,498)	(9,683)	(32,598)	(34,955)
Segments operating profit	120,236	95,236	292,091	248,453
Amounts not allocated to segments:
Stock based compensation expenses	(35,751)	(26,185)	(106,932)	(73,390)
Amortization related to business combinations	(2,559)	(2,785)	(8,039)	(8,007)
Impairment of goodwill and intangible assets	-	-	(4,008)	-
Disposal of assets related to Critical Power	-	-	(4,314)	-
Sale of Critical Power assets	1,559	-	1,559	-
Other unallocated income (expenses), net	922	148	926	(955)
Consolidated operating income	$84,407	$66,414	$171,283	$166,101

NOTE 18:       SUBSEQUENT EVENTS

On November 3, 2022, the Company received notice that a class action lawsuit was filed in the U.S District Court of the Southern District of New York against the Company, SolarEdge Technologies Ltd., the Company’s CEO and the Company’s CFO,  by a purported stockholder of the Company, alleging violations of the Federal Securities Act in connection with complaints filed against the Company by Ampt LLC, the details for which can be found under “Note 12- Commitments and Contingent Liabilities”. The Company believes the allegations contained in this new  action are without merit and intends to vigorously defend against them.

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

 Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	changes in the U.S. trade environment, including the imposition of import tariffs;

•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	product quality or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;

•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

•	delays, disruptions, and quality control problems in manufacturing;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	existing and future responses to and effects of Covid-19;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may adversely affect our business;

•	our customers’ financial stability, creditworthiness, and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market, and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in global currency exchange rates;

•	unrest, terrorism, or armed conflict in Israel;

•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, rising interest rates and recessionary concerns;

•	consolidation in the solar industry among our customers and distributors;

•	our ability to service our debt; and

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

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which include not only residential, commercial and small utility scale PV systems but also product offerings in the areas of energy storage systems or ESS and backup including our own SolarEdge home battery, electric vehicle or EV components and charging capabilities, home energy management, grid services and virtual power plants or VPPs, lithium-ion batteries and uninterrupted power supply, known as UPS solutions. In June 2022, we decided to discontinue our stand-alone UPS related activities and that the developed technologies will be integrated in solar products as uninterrupted power supply becomes required or relevant.

In the third quarter of 2020, we began commercial shipments to the U.S. from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. During the second quarter of 2021, Sella 1 reached full manufacturing capacity. In May 2022, we announced the opening of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory is intended to help the Company meet the growing global demand for Li-Ion cells and batteries, specifically in the ESS and e-Mobility markets. Sella 2 is currently in testing phase, with ramp-up expected to initiate during the fourth quarter of 2022.

We are a leader in the global module-level power electronics or MLPE market. As of September 30, 2022, we have shipped approximately 101.0 million power optimizers, 4.2 million inverters and 94.1 thousand residential batteries. Over 2.9 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of September 30, 2022, we have shipped approximately 36.9 GW of our DC optimized inverter systems and approximately 731.7 MW of our residential batteries.

Our revenues for the three months ended September 30, 2022, and 2021 were $836.7 million and $526.4 million, respectively. Gross margin for the three months ended September 30, 2022, and 2021 was 26.5% and 32.8%, respectively. Net income for the three months ended September 30, 2022 and 2021 was $24.7 million and $53.0 million, respectively.

Our revenues for the nine months ended September 30, 2022, and 2021 were $2,219.6 million and $1,412.0 million, respectively. Gross margin for the nine months ended September 30, 2022, and 2021 was 26.3% and 33.2%, respectively. Net income for the nine months ended September 30, 2022 and 2021 was $73.0 million and $128.2 million, respectively.

Global Circumstances Influencing our Business and Operations

Covid-19 Impact & Response

Covid-19 continued to present challenges on our operations and business in 2021, primarily, operational challenges which we reported on continuously in 2021. Due to the worldwide growing trend in availability and administration of vaccines against Covid-19, many restrictions that were placed during the pandemic were gradually lifted by governments across the globe. However, the future impact of the Covid-19 pandemic remains highly uncertain. Resurgences of Covid-19 cases and the emergence of new variants may adversely impact our results of operations. For example, in the second quarter of 2022, the mandatory government shutdowns resulting from the increase in Covid-19 cases in Shanghai, that were eased in the beginning of the third quarter of 2022, led to delays in our scheduled shipments from the Shanghai port. Our first priority continues to be to protect and support our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel.

         While we have not experienced any new disruptions resulting directly from Covid-19 in the third quarter of 2022, the pandemic and general global economic conditions continue to present challenges to our operations and business. In the third quarter of 2022, we experienced and expect to continue to experience in the fourth quarter of 2022, continued disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in shipping ports and industry-wide component shortages. These factors have impacted our ability to accurately plan and forecast the delivery of our products to customers and have also increased the total shipping time and cost of ocean freight for components and finished goods. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design workarounds solutions which can impact our ability to meet our plans to roll out new innovative products and services. Our operation team is working tirelessly to mitigate the impact of the disruptions described above.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. On one hand, in the first nine months of 2022, rising global interest in becoming less dependent on gas and oil led to higher demand for our products. On the other hand, the conflict further adversely affected the prices of raw materials arriving from Eastern Asia and resulted in an increase in gas and oil prices. Furthermore, various shipment routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict cannot be predicted at this time, the circumstances described above may have an adverse effect on our business and results of operations.

Our revenues for the third quarter 2022 of $836.7 million, represent continued growth from revenues of $727.8 million in the second quarter of 2022.

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar  products and is expected to  impact  our business and operations. As part of such incentives the IRA, will among other things, extend the investment tax credit (“ITC”) for residential solar installations through 2034 and for commercial installations through 2024 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are new and are still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department we will be examining the  benefits that may be available to us, such as the availability of  tax credits for domestic manufacturers, in the coming months. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

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

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Inverters shipped	264,515	230,849	704,018	592,300
Power optimizers shipped	6,123,479	4,699,443	17,062,684	13,445,523
Megawatts shipped[1]	2,703	1,903	7,349	5,237
Megawatts shipped - residential batteries	321	11	671	11

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues	$836,723	$526,404	$2,219,577	$1,411,950
Cost of revenues	614,722	353,843	1,635,976	943,123
Gross profit	222,001	172,561	583,601	468,827
Operating expenses:
Research and development	69,659	55,666	210,855	155,307
Sales and marketing	42,726	29,383	117,017	85,752
General and administrative	27,933	21,098	82,483	60,317
Other operating expenses (income), net	(2,724)	—	1,963	1,350
Total operating expenses	137,594	106,147	412,318	302,726
Operating income	84,407	66,414	171,283	166,101
Financial expense, net	(33,025)	(5,751)	(52,785)	(13,591)
Other income	7,533	—	7,533	—
Income before income taxes	58,915	60,663	126,031	152,510
Income taxes	34,172	7,615	53,081	24,294
Net income	24,743	53,048	72,950	128,216

Comparison of three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021

Revenues

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Revenues	836,723	526,404	310,319	59.0%	2,219,577	1,411,950	807,627	57.2%

Revenues increased by $310.3 million, or 59.0%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S.; and (ii) an increase of $161.4 million related to the number of residential batteries sold mainly in Europe and the U.S. Revenues from outside of the U.S. comprised 69.9% of our revenues in the three months ended September 30, 2022 as compared to 64.1% in the three months ended September 30, 2021.

The number of power optimizers recognized as revenues increased by approximately 1.4 million units, or 30.1%, from approximately 4.7 million units in the three months ended September 30, 2021 to approximately 6.1 million units in the three months ended September 30, 2022. The number of inverters recognized as revenues increased by approximately 25.4 thousand units, or 11.0%, from approximately 231.7 thousand units in the three months ended September 30, 2021 to approximately 257.1 thousand units in the three months ended September 30, 2022. In the three months ended September 30, 2022, we recognized approximately 363.0 megawatts of residential batteries as revenues compared to a negligible amount in the three months ended September 30, 2021.

Our blended Average Selling Price or ASP per watt for solar products excluding residential batteries is calculated by dividing solar revenues, excluding revenues from the sale of residential batteries, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.022, or 8.8%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease in blended ASP per watt is mainly attributed to the depreciation of the Euro and other currencies against the U.S. Dollar which, coupled with our increased sales in Europe, accelerated this effect as well as the increase in the sale of commercial products in Europe and the U.S. out of our total solar product mix that are characterized with lower ASP per watt.

This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 as well as by a relatively higher number of other solar products shipped compared to the number of inverters shipped, which increased our total solar revenues but did not impact the watt amount used for calculating the ASP per watt.

Revenues increased by $807.6 million, or 57.2%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to (i) an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S; and (ii) an increase of $316.8 million related to the number of residential batteries sold mainly in Europe and the U.S. Revenues from outside of the U.S. comprised 62.7% of our revenues in the nine months ended September 30, 2022 as compared to 62.6% in the nine months ended September 30, 2021.

The number of power optimizers recognized as revenues increased by approximately 3.6 million units, or 26.8%, from approximately 13.4 million units in the nine months ended September 30, 2021 to approximately 17.0 million units in the nine months ended September 30, 2022. The number of inverters recognized as revenues increased by approximately 105.8 thousand units, or 17.9%, from approximately 591.9 thousand units in the nine months ended September 30, 2021 to approximately 697.7 thousand units in the nine months ended September 30, 2022. In the nine months ended September 30, 2022, we recognized approximately 660.8 megawatts of residential batteries as revenues compared to a negligible amount in the nine months ended September 30, 2021.

Our ASP per watt for solar products excluding residential batteries is calculated by dividing the solar revenues by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.005, or 2.1%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease in blended ASP per watt is mainly attributed to the depreciation of the Euro and other currencies against the U.S. Dollar which, coupled with our increased sales in Europe accelerated this effect as well as the increase in the sale of commercial products in Europe and the U.S., out of our total solar product mix that are characterized with lower ASP per watt.

This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during the second half of 2021 and continued in 2022 as well as a relatively higher number of other solar products shipped compared to the number of inverters shipped, which increased our total solar revenues but did not impact the watt amount used for calculating the ASP per watt.

Cost of Revenues and Gross Profit

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Cost of revenues	614,722	353,843	260,879	73.7%	1,635,976	943,123	692,853	73.5%
Gross profit	222,001	172,561	49,440	28.7%	583,601	468,827	114,774	24.5%

Cost of revenues increased by $260.9 million, or 73.7%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to:

•	an increase in the volume of products sold and the increase in the unit cost of components used in the manufacturing of our products;

•	a significant increase in shipment and logistic costs in an aggregate amount of $25.4 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•
an increase in other production costs of $17.8 million, which is mainly attributed to charges from our contract manufacturers due to manufacturing disruptions related to global supply constraints, increased logistics costs resulting from transportation disruptions and the mobilization of components between our different manufacturing sites and ramp up costs associated with our new contract manufacturing site in Mexico;

•
an increase in warranty expenses and warranty accruals of $13.7 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•	an increase in custom duties of $5.0 million attributed to higher tariff charges due to an increase in volumes sold; and

•	an increase in personnel-related costs of $4.8 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide.

Gross profit as a percentage of revenue decreased from 32.8% in the three months ended September 30, 2021 to 26.5% in the three months ended September 30, 2022 as a result of the factors summarized above.

Cost of revenues increased by $692.9 million, or 73.5%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to:

•	an increase in the volume of products sold and an increase in the unit cost of components used in the manufacturing of our products;

•	a significant increase in shipment and logistic costs in an aggregate amount of $92.8 million due to (i) an increase in shipment rates; and (ii) an increase in volumes shipped;

•
an increase in warranty expenses and warranty accruals of $54.9 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•
an increase in other production costs of $54.8 million, which is mainly attributed to charges from our contract manufacturers due to manufacturing disruptions related to global supply constraints, increased logistics costs resulting from transportation disruptions, mobilization of components between our different manufacturing sites as well as ramp up costs associated with our new contract manufacturing site in Mexico;

•	an increase in custom duties of $19.2 million attributed to higher tariff charges due to an increase in volumes sold and the manufacture of a higher portion of our products for the U.S. in China; and;

•	an increase in personnel-related costs of $15.0 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide.

Gross profit as a percentage of revenue decreased from 33.2% in the nine months ended September 30, 2021 to 26.3% in the nine months ended  September 30, 2022 as a result of the factors summarized above.

Operating Expenses:

Research and Development

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Research and development	69,659	55,666	13,993	25.1%	210,855	155,307	55,548	35.8%

Research and development costs increased by $14.0 million or 25.1%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to:

•
an increase in personnel-related costs of $9.8 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	an increase in expenses related to other overhead costs in an amount of $2.4 million; and

•	an increase in depreciation expenses of property and equipment in an amount of $1.4 million.

These increases were partially offset by a decrease in expenses related to consultants and sub-contractors in an amount of $1.0 million.

Research and development costs increased by $55.5 million or 35.8%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to:

•
an increase in personnel-related costs of $43.0 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	a decrease in reimbursement of costs, related to research and development activities performed by SolarEdge e-Mobility in an amount of $4.2 million;

•	an increase in expenses related to other overhead costs in an amount of $4.2 million;

•	an increase in depreciation expenses of property and equipment in an amount of $3.9 million; and

•	an increase in expenses related to material consumption in the manufacturing of prototypes during our development process in an amount of $2.2 million.

These increases were partially offset by a decrease in expenses related to consultants and sub-contractors in an amount of $4.3 million.

Sales and Marketing

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Sales and marketing	42,726	29,383	13,343	45.4%	117,017	85,752	31,265	36.5%

Sales and marketing expenses increased by $13.3 million, or 45.4%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to:

•
an increase in personnel-related costs of $10.3 million as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•
an increase in expenses related to marketing activities by $1.3 million due to the renewal of marketing activities, exhibitions and shows, which were cancelled or postponed in 2021 due to Covid-19 restrictions; and

•	an increase in expenses related to travel in an amount of $0.8 million.

Sales and marketing expenses increased by $31.3 million, or 36.5%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to:

•
an increase in personnel-related costs of $21.8 million as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•
an increase in expenses related to marketing activities by $4.2 million due to the renewal of marketing activities, exhibitions and shows, which were cancelled or postponed in 2021 due to Covid-19 restrictions; and

•	an increase in expenses related to travel in an amount of $2.1 million.

General and Administrative

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
General and administrative	27,933	21,098	6,835	32.4%	82,483	60,317	22,166	36.7%

General and administrative expenses increased by $6.8 million, or 32.4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to:

•
an increase in personnel-related costs of $5.2 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•	an increase in expenses related to consultants and sub-contractors in an amount of $1.0 million;

•	an increase in expenses related to overhead costs in an amount of $0.6 million; and

•	an increase in expenses related to doubtful debt in an amount of $0.5 million.

These increases were partially offset by a decrease of $1.7 million related to a provision for legal claims.

General and administrative expenses increased by $22.2 million, or 36.7%, in the nine months ended months ended September 30, 2022, compared to the nine months ended months ended September 30, 2021, primarily due to:

•
an increase in personnel-related costs of $17.7 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•	an increase in expenses related to consultants and sub-contractors in an amount of $4.3 million;

•	an increase in expenses related to overhead costs in an amount of $1.7 million; and

•	an increase in expenses related to doubtful debt in an amount of $1.5 million;

These increases were partially offset by a decrease of $5.2 million related to a provision for legal claims.

Other operating expenses (income), net

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Other operating expenses (income), net	(2,724)	—	(2,724)	(100.0)%	1,963	1,350	613	45.4%

Other operating income, was $2.7 million, in the three months ended September 30, 2022, primarily due to:

•	an increase of $1.6 million in income related to the discontinuation of our UPS related activities and the sale of assets related to these activities.

•	an increase of $1.1 million in income related to the sale of property, plant and equipment; and

Other operating expenses, net, increased by $0.6 million, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to:

•	an increase of $4.0 million in expenses related to write-offs of goodwill and intangible assets related to the discontinuation of our UPS related activities; and

•	a decrease of $0.9 million in income related to a payment made to us from an escrow account with regards to a working capital adjustment in connection with the Kokam acquisition.

These increases were partially offset by:

•	a decrease of $1.6 million in expenses related to write-offs of property, plant and equipment;

•	an increase of $1.6 million in income related to the discontinuation of our UPS related activities and the sale of assets related to these activities; and

•	an increase of $1.1 million in income related to the sale of property, plant and equipment.

Financial expense, net

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Financial expense, net	(33,025)	(5,751)	(27,274)	474.2%	(52,785)	(13,591)	(39,194)	288.4%

Financial expenses, net increased by $27.3 million, or 474.2%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to:

•
an increase of $28.3 million in expenses related to foreign exchange fluctuations, mainly due to the strengthening of the U.S. Dollar against the Euro, the British pound sterling (GBP) and the Australian dollar (AUD) .

•	an increase of $2.1 million in expenses related to hedging transactions.

These increases were partially offset by an increase of $3.5 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Financial expenses, net increased by $39.2 million, or 288.4%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to:

•	an increase of $39.4 million in expenses related to foreign exchange fluctuations, mainly due to the strengthening of the U.S. Dollar against the Euro, the New Israeli Shekel, the GBP and the AUD.

•	an increase of $2.6 million in expenses related to hedging transactions.

These increases were partially offset by an increase of $4.9 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Please refer to the section entitled "Foreign Currency Exchange Risk" under Item 3 of this report for additional information.

Other income

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Other income	7,533	—	7,533	100.0%	7,533	—	7,533	100.0%

Other income increased by 7,533, or 100.0%, in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021 due to the sale of our investment in a privately-held company.

Income taxes

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Income taxes	34,172	7,615	26,557	348.7%	53,081	24,294	28,787	118.5%

Income taxes increased by $26.6 million, or 348.7%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to an increase of $25.6 million in current tax expenses mainly attributed to the change to Section 174 of the U.S Internal Revenue Code, which became effective on January 1, 2022. The change eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years (if generated from a US entity) and fifteen years (if generated from non-U.S. entities).This change to section 174 as well as lower tax benefits relating to stock-based compensation resulted in an increase in the Company’s taxable income and Global Intangible Low Taxed Income (“GILTI”) tax.

Income taxes increased by $28.8 million, or 118.5%, in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to an increase of $25.9 million in current tax expenses mainly attributed to the change to Section 174 of the U.S Internal Revenue Code, which became effective on January 1, 2022. The change eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years (if generated from a US entity) and fifteen years (if generated from non-U.S. entities). This change to section 174 as well as lower tax benefits relating to stock-based compensation resulted in an increase in the Company’s taxable income and GILTI tax.

Net Income

	Three months ended September 30, 2022 to 2021				Nine months ended September 30, 2022 to 2021
	2022	2021	Change		2022	2021	Change
	(In thousands)
Net income	24,743	53,048	(28,305)	(53.4)%	72,950	128,216	(55,266)	(43.1)%

As a result of the factors discussed above, net income decreased by $28.3 million, or 53.4% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

As a result of the factors discussed above, net income decreased by $55.3 million, or 43.1% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	5,558	61,784	(80,016)	124,552
Net cash used in investing activities	(54,581)	(61,961)	(380,514)	(397,959)
Net cash provided by (used in) financing activities	(1,271)	1,774	647,135	(19,432)
Increase (decrease) in cash and cash equivalents	(50,294)	1,597	186,605	(292,839)

As of September 30, 2022, our cash and cash equivalents were $678.3 million. This amount does not include $891.4 million invested in available-for-sale marketable securities and $1.6 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of September 30, 2022, we have open commitments for capital expenditures in an amount of approximately $69.2 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $1,639.2 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consists primarily of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities in the nine months ended September 30, 2022, was $80.0 million as compared to $124.6 million cash provided by operating cash flows in the nine months ended September 30, 2021, mainly due to extended shipping times to customers which extended the period of time between payment to our vendors and delivery to and collection from our customers, a significant increase in inventory procurement in response to increased demand for our products, including increased purchasing of battery cells for our residential storage solution, and, increased safety stocks intended to mitigate supply chain disruptions, all of which resulted in unfavorable changes in working capital in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, which was partially offset by higher net income adjusted for certain non-cash items. The Company returned to cash generation from operating activities in the second and third quarters of 2022.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and cash provided by the sale of equity investments. Cash used for investing activities decreased by $17.4 million in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily driven by a $53.7 million decrease in purchases of available-for-sale marketable securities, net, a $16.6 million decrease in an investment in a privately-held company and $24.2 million increase from sale of an investment in a privately-held company. This decrease in cash used for investing activities was partially offset by a $50.0 million decrease in cash provided by withdrawal from bank deposits and restricted bank deposits as well as an increase of $31.0 million in capital expenditures, net.

Financing Activities

Financing cash flows consisted primarily of the issuance and repayment of short-term and long-term debt and proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash provided by financing activities in the nine months ended September 30, 2022, was $647.1 million compared to $19.4 million cash used in financing activities in the nine months ended September 30, 2021, primarily due to a $650.5 million increase in cash provided by the issuance of common stock, net through a secondary public offering, and a decrease of $16.1 million in repayment of bank loans.

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

Foreign Currency Exchange Risk

Approximately 59.5% and 57.1% of our revenues for the nine months ended September 30, 2022, and 2021, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel ("NIS"), Euro, and to a lesser extent, the South Korean Won ("KRW"). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $85.9 million for the nine months ended September 30, 2022. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $32.8 million for the nine months ended September 30, 2022.

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

In addition, we also entered into derivative financial instruments to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts to sell Euro and AUD for U.S. dollars. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2022 and 2021, two major customers accounted for approximately 27.7% and 29.1% of our consolidated trade receivables balance, respectively. For the three months ended September 30, 2022 and 2021, two major customers accounted for approximately 27.4% and 28.1% of our total revenues, respectively. For the nine months ended September 30, 2022 and 2021 one and two major customers accounted for approximately 20.1% and 28.3% of our total revenues, respectively. We currently do not foresee a credit risk associated with these receivables.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings

On July 28, 2022, we were served with a complaint by Ampt LLC filed with the International Trade Commission (the “Commission”) pursuant to Section 337 of the Tariff Act of 1930, as amended and the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd. On October 24, 2022, the complaint filed in the District Court of Delaware was administratively stayed until the Commission's action is resolved. We believe that we have meritorious defenses to the complaints and intend to vigorously defend against them.

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2021 and subsequent quarterly filings. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits, intended to promote clean energy. Given that the IRA is a complex new piece of legislation, additional guidance on the regulatory treatment of the IRA is expected from the Internal Revenue Service and U.S. Treasury Department. It is currently uncertain the extent to which our products will qualify for such incentives. Any unfavorable regulatory treatment, or guidance, including any tax benefits being made available to competing technology and not to our technology, could adversely impact our business and financial condition.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2022	/s/Zvi Lando
Zvi Lando
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial Officer)