Form 10-K
period 2022-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2023-02-22
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐       No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15.1 billion (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $273.68 per share as reported on the Nasdaq Global Select Market.

As of February 10, 2023, there were 56,146,608 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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

i

PART I

ITEM 1.  Business

Introduction

We are a leading provider of an optimized inverter solution that changed the way power is harvested and managed in photovoltaic (also known as PV) systems. Our direct current, or DC, optimized inverter system maximizes power generation while lowering the cost of energy produced by the PV system for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include: comprehensive and advanced safety features, improved design flexibility, efficient integration (DC coupled) with SolarEdge storage solutions, and improved operation and maintenance, or O&M, with remote monitoring at the module-level. The typical SolarEdge optimized inverter system consists of inverters, Power Optimizers, a communication device which enables access to a cloud-based monitoring platform and, in many cases, a battery and additional smart energy management solutions. Our solutions address a broad range of solar market segments, from residential to commercial and small utility scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 40.0 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in 133 countries.

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. By leveraging world-class engineering capabilities and with a relentless focus on innovation, SolarEdge now offers energy solutions which also include energy storage systems, or ESS,  home backup systems, electric vehicle, or EV, components and charging capabilities, home energy management, grid services and virtual power plants, or VPPs, and lithium-ion batteries.

We primarily sell our products indirectly to thousands of solar installers through large distributors and electrical equipment wholesalers and directly to large solar installers and engineering, procurement, and construction firms, or EPCs. Our customers include leading providers of solar PV systems to residential and commercial end users, key solar distributors, and electrical equipment wholesalers, as well as several PV module manufacturers that offer PV modules integrated with our Power Optimizers referred to as "smart modules".

The PV industry is surveyed by IHS Markit (S&P Global), an analytics company that ranked SolarEdge as the top PV inverter supplier world-wide by revenues, as of their published “IHS PV Inverter Market Tracker - Fourth Quarter 2022”. As of December 31, 2022, we have shipped in the aggregate approximately 107.6 million power optimizers and 4.5 million inverters. More than 3.1 million PV installations, many of which may include multiple inverters, are currently connected to and monitored through our cloud-based monitoring platform.

The SolarEdge Solution. Our DC optimized inverter system maximizes power generation at the individual PV module level while lowering the cost of energy produced by the solar PV system, providing module-level visibility, and enabling  advanced, multilayer safety features. Our solution consists of inverters, Power Optimizers, a communication device which enables access to our cloud-based monitoring platform to address a broad range of solar market segments, from residential solar to commercial and small utility-scale solar installations. Additional smart energy features and hardware that can be added to our solution include a battery pack for energy storage and a home energy automation system, which enables greater savings for the system owner.

The key advantages of our solution over a traditional string inverter PV system include:

•
Maximized PV module power output.  Our Power Optimizers provide module-level Maximum Power Point Tracking or MPPT, and real-time adjustments of current and voltage to the optimal performance level of each individual PV module. This enables each PV module to continuously produce its maximum power potential independent of other modules in the same string, minimizing module mismatch and partial shading losses. By performing these adjustments at a very high rate, our Power Optimizers also solve the dynamic power losses associated with traditional inverters.

•
Optimized architecture with economies of scale.  Our system shifts certain functions of the traditional inverter to our Power Optimizers while keeping the DC to AC function and grid interaction in our inverter. As a result, our inverter is smaller, more efficient, more reliable and less expensive than inverters used in traditional PV systems. The cost savings that we have achieved on the inverter enable our system to be priced at a cost per watt that is comparable with traditional inverter systems of other leading manufacturers. As a PV system grows in size, our inverter benefits from economies of scale, making our technology viable for large commercial and utility-scale applications.

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

•
Reduces the number of field change orders. For example, some installers use remote tools to estimate the size and configuration of an installation in connection with the customer acquisition process. This is especially common for high-volume residential arrays, where an exhaustive survey of rooftop obstructions would be uneconomical. In some cases, installers discover that their preliminary design, based on remote tools, cannot be implemented due to unexpected shading or other obstructions. With traditional inverter system designs, an obstructed module may require a significant system redesign and a modification of the customer contract to accommodate the changed system design. Our DC optimized inverter solution enables an installer to compensate or adjust for most obstructions without materially changing the original design or requiring a modification to the customer contract.

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

•
Continuous monitoring and control to reduce operation and maintenance costs.  Our cloud-based monitoring platform provides full data visibility at the module, string, inverter and system level. The data can be accessed remotely by any web-enabled device, allowing comprehensive analysis, immediate fault detection and alerts. These monitoring features reduce O&M costs for the system owner by identifying and locating faults, enabling remote testing and reducing field visits.

•
Enhanced safety.  We have incorporated module-level safety mechanisms in our system to protect installers, electricians and firefighters. Each Power Optimizer is configured to reduce output to 1 volt unless the Power Optimizer receives a fail-safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level. Our DC optimized inverters comply with the applicable safety requirements of the regions in which they are sold, providing incremental cost savings to installers by eliminating the need for additional hardware such as DC breakers, switches or fire-proof ducts required by traditional inverter systems. In the U.S., the SolarEdge SafeDC feature is compliant with NEC 2014 & NEC 2017 Rapid Shutdown functionality, section 690.12. SolarEdge inverters also have a built-in safety feature designed to mitigate the effects of some arcing faults that may pose a risk of fire, in compliance with the UL1699B arc detection standard.

•
High reliability.  Solar PV systems are typically expected to operate for at least 25 years under harsh outdoor conditions. High reliability is critical and is facilitated by systems and components that have low heat generation, solid and stable materials, and an absence of moving parts. We have designed our system to meet these stringent requirements. Our Power Optimizers dissipate much less heat than microinverters because no DC-AC inversion occurs at the module level. As a result, less heat is dissipated beneath the PV module, which improves lifetime expectancy and the reliability of our power optimizers. Our Power Optimizers’ high switching frequency allows the use of ceramic capacitors with a low, fixed rate of aging and a proven life expectancy in excess of 25 years. Furthermore, we use automotive-grade, application-specific integrated circuits (“ASICs”) that embed many of the required electronics. This reduces the number of components and consequently the potential points of failure.

•
Energy Storage. Our DC optimized inverter system allows solar energy to be directly stored in batteries without any conversion, thereby eliminating energy losses that are associated with such conversions and improving the ROI of PV battery systems.

•
Energy Management. Strategically located at the intersection between PV modules, home usage, and the grid, inverters are well positioned to act as smart energy managers. Our smart inverters incorporate the management of PV energy, battery storage, smart devices, and grid interaction. By leveraging the smart energy management in our inverter, system owners can not only store solar energy but also optimize their PV energy consumption in order to increase their energy independence, take advantage of lower time-of-use rates, reduce electricity bills, and improve overall system ROI.

•
Distributed Energy Generation.  As the electric grid transitions from centralized power stations to a network of distributed, renewable energy sources, our inverter acts as a local control system that can manage the energy resources underlying such a distributed network. Our inverters are therefore a key part of developing a distributed and interactive grid that can help support grid stability. One such example is inverter-enabled charging and discharging of batteries as part of a virtual power plant to help manage the load on the grid and support grid stability.

Our PV Solar Products Offering

SolarEdge began its commercial sales with a product offering of simplified inverters, Power Optimizers, and cloud-based monitoring platform. As the solar energy industry has evolved, SolarEdge has developed innovative solutions to further enhance smart energy technology, including inverters that include compatibility with batteries for increased self-consumption and storage, inverters that support EV charging, smart meters, smart energy devices (sockets, water heater controllers, load controllers, wireless relay) and smart PV modules. This product expansion has enabled us to increase average revenue per installation, or ARPI.

SolarEdge Power Optimizer.  Our DC Power Optimizer is a highly reliable and efficient DC-to-DC converter which is either connected by installers to each PV module or embedded by PV module manufacturers into their modules as part of the manufacturing process of Smart Modules. Our Power Optimizer increases energy output from the PV module to which it is connected by continuously tracking the Maximum Power Point or MPP of each module and controlling its output voltage enabling the inverter’s input voltage to remain fixed under a large variety of string configurations. This feature enhances flexibility in PV system design, enabling use of different string lengths in a single PV system connected to the same inverter, use of PV modules situated on multiple orientations connected to the same inverter and mixing different PV module types and brands in the same string. In addition, our Power Optimizers monitor the performance of each PV module and communicate this data to our inverter using our proprietary power line communication. In turn, the inverter transmits this information to our monitoring server.

Our Power Optimizers are designed to withstand high temperatures and harsh environmental conditions and contain multiple bypass features that localize faults and enable continued system operation in the vast majority of cases of Power Optimizer failure. Our Power Optimizers are compatible with the vast majority of modules on the market today and carry a 25-year product warranty. Our Power Optimizers are designed to be used with our inverters to provide power optimization. Monitoring and safety features can also be achieved with third party inverters by adding supplemental communications hardware. During the year ended December 31, 2022, the year ended December 31, 2021 and the year ended December 31, 2020, revenues derived from the sale of power optimizers represented 36.5%, 42.2% and 42.9% of total revenues, respectively.

SolarEdge Inverter.  Our DC-to-AC inverters contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability, and are designed to work exclusively with our DC Power Optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our power optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our power optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficiency at all times and therefore is more cost effective, energy efficient and reliable.

Like our power optimizers, our inverters are designed to withstand harsh environmental conditions. Since the power rating of an inverter determines how many PV modules it can serve, larger installations require inverters with higher power ratings. We currently offer a single-phase inverter designed to address the residential market (1 kilowatt (“kW”) to 11.4 kW) which is based on our HD-Wave technology and a three-phase inverter designed to address the residential market in certain European countries and Australia, as well as the commercial market (4 kW to 120 kW). Our single-phase inverters support a range of smart energy capabilities. In 2020, we launched the SolarEdge Energy Hub inverter and home backup solution for the U.S. residential market. The SolarEdge Energy Hub inverter contains built-in consumption monitoring, embedded revenue-grade production metering, integrated arc fault protection, rapid shutdown and is battery ready. In 2021, we launched the new SolarEdge Energy Hub inverter models ranging from 7.6 kW up to 11.4 kW PV power and 10.3 kW backup power. Both the SolarEdge Energy Hub inverter and the SolarEdge Home Battery, described below, are part of the new SolarEdge full residential solution, the “SolarEdge Home”, an intelligent smart energy management system that allows homeowners to better manage and monitor solar energy production, consumption and backup storage in real time.

Our product offering also includes our commercial three-phase up to 120kw inverter with Synergy technology and enhanced power capabilities, which is designed to enable quick and easy installation and inventory management for the commercial market.

The vast majority of our inverters are sold with a 12 year warranty that is extendable to 20 or 25 years for an additional cost. During the year ended December 31, 2022, the year ended December 31, 2021 and the year ended December 31, 2020  revenues derived from the sale of inverters represented 36.6%, 42.2% and 44.0% of total revenues, respectively.

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

Storage Solutions. In 2021, we launched our residential battery, the SolarEdge Home Battery a 10 kW single phase battery and, in 2022, we launched the 5 kW, three phase Home Battery. Both batteries integrate with our SolarEdge Home Hub family of inverters. The SolarEdge Home Battery gives homeowners the ability to power their homes even when the grid is off. The battery also works in tandem with the SolarEdge energy management system to optimize the use of solar energy in places where the feed-in tariffs are less favorable, maximizing self-consumption. The SolarEdge Home Battery connects with the SolarEdge inverter through DC-coupling, which minimizes the number of DC to AC conversions which are typical in competing technologies, saving energy and enabling higher efficiency. The solution is based on a single inverter for both solar PV and storage. To optimize self-consumption, the battery is charged and discharged to meet consumption needs and reduce the amount of power acquired from the grid. Also, with the SolarEdge backup solution, unused solar PV power is stored in a battery and used during a power outage, powering essential sources such as refrigerators and freezers, communication devices, lighting, and AC outlets. Our proprietary monitoring platform provides visibility into the battery's status, solar PV production, and self-consumption, while offering easy maintenance with remote access to inverter and battery software. Multiple batteries can be connected to a single SolarEdge Home Hub inverter, adding more available power to backup additional significant loads, such as air-conditioners, water heaters and EV chargers. In addition, SolarEdge inverters can be connected to third party batteries via the SolarEdge StorEdge solution, where batteries can perform both maximum self- consumption and backup functions.

Some existing SolarEdge systems can be upgraded with a storage solution for both backup or on-grid maximum self-consumption use.

SolarEdge Software. We offer a variety of professional software tools to support the complete PV planning, installation, monitoring and maintenance processes:

Our Designer platform is a free web-based tool that helps solar professionals plan, build and validate our residential and commercial systems from inception to installation.

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

Smart Energy Management.  There are two separate energy technology industries that exist today: solar energy production and automation technology. Inverters are taking on an expanded role in energy management and automation and to address these market needs, we are developing and providing automation products. This line of products, when used with the SolarEdge PV solution, is designed to allow system owners to increase self-consumption by shifting energy usage to match peak solar PV production as well as offer a convenient, wireless control option over various building and/or home devices. An example of this solution would be using excess solar PV energy to heat water or the ability to remotely turn on/off certain power sources such as lighting or electrical appliances. The introduction of these products is dependent upon certification and region-specific needs and as such, these products are not yet available in all of the regions in which SolarEdge operates.

Grid Services. As the use of PV and storage continues to proliferate around the world, energy production is transitioning from a centralized system to a distributed network model, where energy is produced close to the location in which it is consumed and stored. This model creates an opportunity for new interconnected and decentralized energy networks offering improved grid reliability and stability, new energy services, and the reduction of grid infrastructure costs. SolarEdge grid services deliver near real-time aggregative control and data reporting, enabling the pooling of distributed energy resources — PV systems, battery storage, electric vehicle chargers, and loads — in the cloud for the creation of virtual power plants ("VPP"). SolarEdge grid services and VPP solution provide sophisticated management platforms to enable real-time, aggregated control of available energy resources to meet ever-changing supply needs and demand. Our distributed energy resources management system or DERMS application and application program interfaces ("APIs") are used by utilities for countering peak demand events. In 2022, SolarEdge continued to generate revenues from selling grid services in the U.S., Europe and Australia, including services provided to independent system operators, energy retailers, national installers and others.

Product Roadmap

Our products reflect the innovation focus and capabilities of our technology departments as well as the importance we place on creating value for our customers. Our core solar product roadmap is divided into five categories: Power Optimizers, inverters, software, energy storage, and smart energy management.

Power Optimizers.  We currently sell our third and fourth generations of Power Optimizers (P-Series and S-Series, respectively) which were designed for fully automated assembly and are based on our third and fourth generation ASICs, respectively. A key element of our reliability strategy and a significant differentiator relative to our competitors, is our use of proprietary ASICs to control, among other things, our Power Optimizer’s power conversion, safety features, and PV module monitoring. Instead of using large numbers of discrete components, our Power Optimizers uses a single proprietary ASIC,  reducing the total number of components in an electrical circuit and improving reliability. In 2021, we launched our fourth generation Power Optimizers which uses fourth generation ASIC that provides higher efficiency and incorporates a new safety mechanism for PV systems called "the SolarEdge Sense Connect", that provides connector level fault detection. In 2022, we announced the launch of our  next generation Commercial S-series Power Optimizers. Each new ASIC generation reduces the number of components required for any given functionality, adds more functions to the Power Optimizers, and meaningfully improves its efficiency. The efficiency improvement reduces the energy losses which in turn reduces the amount of heat dissipation. This enables design of a more cost-effective and usually smaller enclosure and also keeps the electronics cooler, thereby improving the Power Optimizer’s reliability. Our research and development teams continuously work to further improve our ASICs and release new generations of this innovative technology.

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

Software.  We continue to expand our software offering by introducing new tools and features. This includes both professional web-based software and system owner applications such as the fleet management platform, the site designer tool, the mySolarEdge consumer app, and installer applications.

Our cloud-based monitoring platform is continuously growing by the amount of data aggregated. We are continuously developing tools to accommodate our growth and further enhance our service offering. We plan to continue developing algorithms that detect and pinpoint problems that can impact power production in installed systems. We further plan to add more capabilities through our public API to allow users to integrate our system into their own systems and build and share useful applications based on monitoring data gathered by our software.

Energy Storage. Our residential storage solution, launched in 2021, is designed to integrate with our single-phase and three-phase inverters to provide optimal energy management, maximum efficiency, longer backup times and ease of use for the homeowners. Our DC-coupled SolarEdge Home Battery are currently available in North America, Europe and Australia and are expected to be introduced to additional global markets. We expect to continue to expand our storage solutions to cover more applications, improve battery management, efficiency and integration with energy management systems.

Smart Energy Management. Our smart energy management offering manages and controls PV production, home consumption, storage, and home generator and grid interaction. It is designed to automatically use excess PV power to increase self-consumption of solar energy, and reduce energy bills and carbon footprints. The offering controls electrical loads such as, pool pumps, fans, lighting and other home appliances by using our smart energy devices such as smart sockets, smart switch relays and more, and is able to divert excess solar energy to heat water. We are developing new features and capabilities for the smart energy suite which is constantly evolving. Specifically, we have current plans to add the ability to control additional energy loads and are developing capabilities for the commercial segment. We also plan on expanding the availability of our smart energy products, including smart energy management devices, to new geographies and use cases.

 Products from Non-Solar Businesses

 Since introducing our DC optimized inverter solution in 2010, we have expanded our activity to other areas of smart energy solutions, both through organic growth and through acquisitions.  These include product offerings in the areas of energy storage systems or ESS and backup including our own lithium-ion cells and electric vehicle also knows as EV components. More specifically, in  2022, we continued to supply full electrical powertrain units and batteries for the production of the "E-Ducato" light commercial vehicle in Europe. In addition, we began producing and shipping cells from Sella 2, our own Li-Ion cell and battery factory in Korea in the end of 2022. The factory is expected to reach full manufacturing capacity during 2023. Our non-solar businesses allow us to offer a variety of products and solutions in addition to the SolarEdge solution, in adjacent markets.

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

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. We anticipate that an increasing percentage of solar PV equipment sales will also occur through electrical equipment wholesalers who sell to a broad range of electrical contractors, and we are focused on cultivating these global relationships. As of December 31, 2022, based on the number of installer accounts on our monitoring portal, over 53,000 installers around the world have installed SolarEdge solar PV systems. We also sell our Power Optimizers pre-installed onto several PV modules for manufacturers that offer Smart Modules to ease and accelerate installation.

Additionally, as further detailed below, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars, and partner trainings to educate them how best to design, sell, and implement our technology in their projects. Most of these activities were converted to online platforms since the start of the Covid-19 pandemic to enable continued training, education and marketing.

Our battery business strategy focuses on utilizing our storage division's ’s battery technology in our residential and commercial solar products and using any remaining manufacturing capacity for generating revenues from the sale of battery cells, modules and systems to other applications including ESS, UPS, marine and other applications. In the future we intend to further integrate our batteries into other applications.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In 2022, one of our customers, Consolidated Electrical Distributors Inc. (CED) represented 18.5% of our revenues. None of our other customers accounted for more than ten percent of our revenues in the year ended December 31, 2022.

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

In 2022 we launched our new online customer training platform, Edge Academy. The platform is an advanced Learning Management System, capable of hosting thousands of online training sessions each month, allowing a self-paced, training approach. During 2022, the Edge Academy hosted over 124,000 learners.

In 2022, we also enhanced our installer certification by allowing more installers to access the certification program on the new Edge Academy platform, as well as increasing accessibility by adding more languages for the content such that installers in more regions in which we operate can benefit from the content. During 2022, over 13,000 installers completed our certification program. We also launched the SolarEdge battery certification program which was completed by more than 2,900 installers world-wide.

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

Customer service and satisfaction continues to be a key component of our business offering and we consider it integral to our continued success. We maintain high levels of customer engagement through our call centers in California, Australia, Japan, Israel, India and Bulgaria. During 2022, we added  additional call centers in Brazil, Taiwan, Thailand and South Africa. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. As of December 31, 2022, our customer support and training organization consisted of 609 employees worldwide.

Our Technology

We have drawn on our expertise in the fields of power electronics, magnetic design, mechanical and heat dissipation, control loops and algorithms, power line communications and lithium-ion battery technology to design and develop what we believe to be the most advanced commercial solutions for harvesting power from solar PV, storage and energy management solutions for residential and commercial applications. These technologies are explained in more detail below.

As part of our growth strategy, we have acquired companies that have technologies that can leverage our expertise in power electronics and power optimization. By combining acquired resources with our current research and development teams, we are expanding our activities into other areas such as e-Mobility, and energy storage systems.

Power Optimizers

Our Power Optimizers are DC/DC step up/step down (buck boost) converters designed and developed to operate in harsh outdoor environments at very high conversion efficiency. Our Power Optimizers include proprietary power electronics customized to efficiently convert power from the PV module to the inverter.

A key factor in the performance of our Power Optimizer is determined by the digital control algorithms and closed-loop control mechanism. The Power Optimizer’s control is built into our advanced ASIC which is responsible for all critical digital control functions of the power optimizer, including detailed power analysis, digital control of the power conversion subsystem, power line communications and networking. Since each Power Optimizer handles the power and voltage of either a single or two modules, we are able to reach a high degree of semiconductor integration by leveraging low cost silicon in standard semiconductor packages. As a result, much of the of our Power Optimizer functionality can be integrated into a standard ASIC instead of requiring discrete electronic components, resulting in lower costs and higher reliability.

The ASIC performs the critical power analysis and power conversion control functions of the Power Optimizer. The power analysis functions process the state and working parameters at the Power Optimizer’s input and output and, together with advanced digital control and state machine logic, control the power conversion function. In addition, our digital control system uses technology that allows the solar PV installation to anticipate and adapt to changing operating conditions, and to protect itself against system anomalies. In 2021, we incorporated our fourth generation ASIC in our new generation of Power Optimizers (S-series). In addition, we added cable temperature monitoring functionality, called the Sense Connect, to this new generation to improve their safety capabilities.

Each Power Optimizer in the array is connected to the inverter by a power line communications networking link. Our power line communications link uses a proprietary networking technology that we developed, utilizing the existing DC wiring between the Power Optimizers and the inverter to transmit and receive data between these devices.

Inverters

Most of our inverters are designed for single-stage DC/AC conversion. Using our inverter in combination with the Power Optimizers allows the inverter control loop to maintain a regulated DC voltage level at its input, thereby enabling the inclusion of long, uneven, and multi-faceted strings of solar modules while also enabling custom, cost efficient, and reliable inverter design and component selection. All of the power components, as well as the main magnetic components for our inverters, can then be optimized for DC/AC inversion at high efficiency.

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

Batteries

               In 2021, we released our first lithium-ion residential batteries for sale in the U.S. and Europe through our solar distribution channels. Our batteries are composed of lithium cells, a battery management system ("BMS"), bi-directional DC/DC high efficiency converter that allows charge and discharge of the battery, as well as user interface. Our DC/DC converter uses digital control algorithms, which are implemented using a programmable digital signal processor. Therefore, both the  battery and Power Optimizers are connected to the same DC bus, allowing the battery to be directly charged by the DC current generated by the Power Optimizers and bypassing the AC conversion.

Our efficient DC-coupled battery is designed to connect with our inverters (up to three batteries per inverter). Our batteries can be connected to our cloud‑based monitoring platform, reporting information on the battery status, solar production, and self-consumption data.

In 2022, we launched the 5 kW three phase Home Battery for the European market.

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate, and localize. We currently contract to have our solar products manufactured by two of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc. (“Jabil”) and Flex Ltd. (“Flex”). By using contract manufacturers, we are able to access advanced manufacturing equipment, processes, skills and capacity on a relatively “capital light” budget. Our contract manufacturers are responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by the Company. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines save for circumstances where the direct purchase by us of non-specific manufacturing equipment will result in a substantial reduction in costs in which case we will consider financing such non-specific manufacturing equipment ourselves. Further, contracting with global providers, such as Jabil and Flex, gives us added flexibility to manufacture certain products in China and Vietnam, closer to target markets in Asia and the North American west coast, as well as other products in Hungary, closer to target markets in Europe and the North American east coast, in each case, potentially increasing responsiveness to customers while reducing costs and delivery times. In addition, as part of our manufacturing regionalization efforts, we are expanding our manufacturing capabilities with a new manufacturing site in Mexico, which is expected to finalize its ramp-up phase in the first half of 2023. Once ramped, we believe this site will significantly increase our capacity and give us further flexibility to manage growing demand. In light of recent Inflation Reduction Act  legislation in the United States which incentivizes the local manufacturing of  renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing  manufacturers of such products domestically, we are planning to establish manufacturing capabilities in the United States either by using contract manufacturers or by establishing our own manufacturing facility or a combination of both.

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
During 2023, we plan to expand the manufacturing capacity of Sella 1 to add an additional inverter line.

We have developed propriety automated assembly lines for the manufacturing of our power optimizers. These assembly lines, currently operating in all of our manufacturing facilities, enable the manufacturing of more than 6,000 optimizers per manufacturing line per day. We invest resources in additional automated assembly lines as well as in automated machinery for subassembly and self-manufacturing of certain components used in our products, and we own and are responsible for funding all of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines and other machinery is funded out of our cash flows.

We source our raw materials through various component manufacturers and invest resources in continued cost-reduction efforts as well as verifying second and third sources so as to limit dependence on sole suppliers.

Our Korean subsidiary (formerly Kokam), has a manufacturing facility for lithium-ion cells and batteries that has the capacity to manufacture up to 150 MWh per annum. In 2020, we began construction of “Sella 2”, a 2GWh Li-Ion battery factory in Korea. The new factory was constructed to meet the growing global demand for Li-Ion batteries, specifically in the energy storage system (ESS)  market. Sella 2 began producing and shipping cells in the end of 2022 and is expected to reach full manufacturing capacity during 2023.

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

Research and Development

We devote substantial resources to research and development with the objective of developing new products and systems, adding new features and reducing unit costs of our products and systems. Our development strategy is to identify software and hardware features, products, and systems that reduce the cost and improve the effectiveness of our solutions for our customers. We measure the effectiveness of our research and development by metrics including product unit cost, efficiency, reliability, power output, and ease of use.

We have a strong research and development team with wide ranging experience in power electronics, semiconductors, power line communications and networking, chemical, mechanical and software engineering. In addition, many members of our research and development team have expertise in solar technologies. As of December 31, 2022 our research and development organization had a headcount of 1,428 employees.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2022, SolarEdge had 444 issued patents worldwide and 462 patent applications pending for examination. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control, battery technology and management systems. Our issued patents are scheduled to expire between 2023 and 2041.

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

Recent market trends show an increased focus on safety features in rooftop installations, and the emergence of standards that are evolving to address such concerns. In particular, the arc fault detection and interruption (AFDI) and rapid shutdown (RSD) standards in the US market, have led to the introduction of module-level rapid-shutdown devices from our competitors. We believe the existence of rapid shutdown capabilities built into our Power Optimizers positions us well in this regard, and could serve as a competitive advantage. Additionally, in 2020 we have seen PV module manufacturers introduce larger PV modules with higher power levels reaching over 600W. This market trend, which comes as a result of PV cell manufacturers introducing larger cell sizes such as M10 and M12 as well as different module build configurations, leads to market interest in higher power rating Power Optimizers, micro inverters, and other MLPE devices. The increasing demand for storage and battery solutions is an additional noteworthy market trend which is expected to increase the attachment rate of storage to PV installations in the coming years.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives the IRA, will among other things, extend the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are new and their implementation is still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department, we will be examining the benefits that may be available to us, such as the availability of  tax credits for domestic manufacturers, in the coming months. We have also announced our plans to establish manufacturing capabilities in the United States during 2023. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

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

      In order to mitigate the negative effect of increased tariffs, we increased our manufacturing capabilities at our Vietnam manufacturing facility. We reached full manufacturing capacity in our manufacturing facility in Israel, Sella 1, and are manufacturing in Mexico where achievement of full manufacturing capacity is expected in the first half of 2023. In addition, as mentioned above, we are planning to establish manufacturing capabilities in the United States. For the year ended December 31, 2022, the majority of our products being imported to the U.S. were manufactured in Mexico, Vietnam, Israel and Hungary and were therefore not subject to the aforementioned tariffs.

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

Sustainable, Responsible and Transparent Business Practices

During 2022, we continued making progress in our Environmental, Social and Governance ("ESG") performance and disclosure. Our ESG practices are guided by our social purpose: “To power the future of energy so we can all enjoy better living and a cleaner, greener future” and our social mission: “Shaping the future of sustainable energy production, energy storage and e-mobility through innovation”. We have crafted a comprehensive sustainability strategy with 2025 targets in several areas. Our fourth annual Sustainability Report, published in 2022, meets the requirements of leading global sustainability disclosure standards, GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board) aligning our disclosure with leading corporations around the world and with the expectations of investors and other stakeholders. Our sustainability strategy, includes the following pillars:

•
Powering Clean Energy: Accelerating the uptake of clean energy, delivering new smart energy, innovative solutions and improving the lifecycle impacts of our products. As a business founded upon the acceleration of clean energy, we strive to reduce our climate impact by minimizing GHG (greenhouse gas) emissions and transitioning to renewable electricity usage in our facilities. We have completed a lifecycle analysis for three of our key products, examining the carbon footprint of all product life stages and following the examination of the results of such analysis were able to highlight possible reduction opportunities. Furthermore, we have set a target of reducing 30% of our Scope 1+2 GHG emissions per revenue, by 2025 (compared with the 2020 basis). We have set another target of achieving near-zero e-waste to landfill by 2025. In 2021, a total of 71% of all waste at our owned and operated sites, was either recycled or recovered to energy.

•
Powering People: Maintaining leading responsible employment practices, upholding human rights and investing in communities. In 2022, we continued to expand our workforce to support SolarEdge’s business growth, and maintained responsible employment practices, including an enhanced focus on safety and on employee growth and development. We set quantitative targets and formulated multi-year programs to enhance gender equality within our workforce and to strengthen its inclusiveness (see further details in "Human Capital" below). Also in 2022, we enhanced our community engagement program. Our updated program focuses on the advancement of renewable energy for environmental community value, encouraging STEM education and youth innovation and strengthening diverse populations.

•
Powering Business: Maintaining and reinforcing ethical conduct throughout our value chain, advancing climate resilience, improving the efficiency of our resource consumption and ethical sourcing of raw materials and components.

Our supplier code of conduct ("SCoC"), which includes provisions regarding, among others, ethics, safety, environmental protection, human rights, and fair employment. As of December 31, 2022, over 175 key suppliers have signed their acknowledgment of the SCoC terms. To date, we also conducted on-site audits of four contract manufacturers and two major raw material suppliers in connection with their compliance with the SCoC requirements, and are aiming to expand these efforts in 2023. In addition, our conflict-minerals practices involve engaging our suppliers to evaluate the traceability of their upstream sources.

We believe that our sustainability strategy aligns directly with 10 United Nations Sustainable Development Goals (SDGs), and our products and activities are most critical to achievement of SDG #7, Affordable Clean Energy.

Human Capital

We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2022, we had 4,926 employees (full time and part time). Of these employees, 1,428 were engaged in research and development, 649 in sales and marketing, 2,383 in operations, production, Q&R, and support, and 466 in general and administrative capacities. Of our employees, 2,702 were based in Israel, 699 were based in Europe, 591 were based in Korea,  318 were based in the U.S and 616 were based in the remaining countries in which we operate including China, Vietnam, Mexico and others.

Except for our SolarEdge Automation Machines employees and the employees of SolarEdge e-Mobility, none of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Recruitment: As a rapidly growing business, we rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We aim to be inclusive in our hiring practices, focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity.

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

Leadership, Training and Development: We aim to provide our employees with advanced professional and development skills, so that they can perform effectively in their roles and build their capabilities and career prospects for the future. We maintain a leadership program for managers and team leaders and deliver advanced professional training for sales, research and development and other functional teams as part of our extensive training program each year. Furthermore, we partner with local educational resources to offer formal learning programs on a variety of subjects for the personal development and advancement of our workforce.

Diversity, Equity and Inclusion: During the past three years, we have increased the total number of women in our organization by over 75%. We are striving to increase the presence of women in executive and management positions as part of our 2025 target to promote gender parity and equal pay.

We are taking active steps to increase the diversity of our workforce and inclusiveness of our employee base. For example, we engaged in several partnerships with social organizations in Israel, designed to increase our recruitment of candidates from the Arab-Israeli population, ultra-orthodox women, and individuals with disabilities. Additionally, as part of our commitment to enhance gender equality within our workforce, we created designated development programs for female managers and women in tech roles. Over 50 female participants have successfully completed these programs in 2022.

Workplace safety and health: We believe that all accidents and injuries at work are preventable and we strive to achieve a zero-injury culture across our offices and operations. We comply with applicable occupational health and safety regulations and are certified to Occupational Health and Safety Quality Management Standard ISO 45001:2018. Our safety practices include: nominated safety officers at each of our manufacturing or R&D sites, mandatory annual safety training for all employees, mandatory job-specific training for all employees in relevant roles (e.g., for those working in high-voltage labs), comprehensive safety, fire, and emergency drill programs to ensure our employees are well-versed with emergency procedures and root-cause assessments of incidents and corrective actions.

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

Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

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

We face risks related to our business and our industry, including those related to:

•	Our ability to maintain our current level of profitability.
•	The rapidly evolving and competitive nature of the solar industry.
•	Demand for solar energy solutions.
•	The dependence of our e-Mobility business on orders from a leading automotive manufacturer.
•	The impact of declines in the retail price of electricity derived from the utility grid or from alternative energy sources.
•	The impact of increases in interest rates or tightening of the supply of capital on the ability of end-users to finance the cost of a solar PV system.
•	The impact of increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring and other smart energy products.
•	Developments in alternative technologies or improvements in distributed solar energy generation.
•	The cyclicality of the solar industry.
•	Defects or performance problems in our products.
•	Our dependence on a small number of outside contract manufacturers.
•	Any delays, disruptions, or quality control problems in our manufacturing operations.
•	Our dependence on a limited number of suppliers for key components and raw materials in our products to adequately meet anticipated demand.
•	Disruptions to our global supply chain and rising prices of oil and raw materials due to the conflict between Russia and Ukraine.
•	Our reliance on distributors and large installers to assist in selling our products.
•	Mergers in the solar industry among our current or potential customers.
•	Our planned expansion into new geographic markets or new product lines or services.
•	Our ability to build our non-solar businesses and manage future growth effectively.
•	Our ability to raise the funds necessary to settle conversion of our Convertible Senior Notes or Notes in cash or to repurchase the Notes upon a fundamental change.
•	Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use.
•	Attempts by third parties, our employees, or our vendors mighty to gain unauthorized access to our network or seek to compromise our products and services.
•	Our entry into business engagements with military bodies as our customers.

•	Our ability to successfully execute future acquisitions or be effective in integrating such acquisitions.
•	Any damage or injury caused by Lithium-Ion used in our battery cells and packs.
•	Conditions in Israel that may affect our operations.
•	Difficulties in enforcing a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel, or to serve process on our officers and directors.
•	The ongoing Covid-19 pandemic.
•	Our dependence on ocean transportation to deliver our products in a timely and cost efficient manner.
•	Fluctuations in currency exchange rates.
•	Issues related to corporate social responsibility.
•	Complications with the design or implementation of our new ERP system could adversely impact our business.

We face risks related to legal, compliance and regulatory matters, including those related to:

•	Any reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity.
•	Any unfavorable regulatory treatment, or guidance related to the Inflation Reduction Act of 2022.
•	Changes to net metering policies.
•	Technical and economic barriers to the purchase and use of solar PV systems resulting from current or future regulations.

We face risks related to intellectual property, including those related to:

•	Our ability to protect our intellectual property and other proprietary rights.
•	Any claims by third parties that we are infringing upon their intellectual property rights.
•	Any claims for remuneration or royalties for assigned service invention rights by our employees.
•	The impairment of our goodwill or other intangible assets.

We face risks related to the ownership of our common stock, including those related to:

•	Volatility of our stock price.
•	Provisions in our certificate of incorporation and by-laws that may have the effect of delaying or preventing a change of control or changes in our management.
•	The forum selection clause contained in our certificate of incorporation.
•	Our lack of plans to pay any cash dividends on our common stock in the foreseeable future.

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

We achieved a net profit of $93.8 million and $169.2 million for the years ended December 31, 2022 and 2021 respectively.  A high growth rate in profitability may not be sustainable over time. For example, our revenue and profitability for the year ended December 31, 2020 did not grow as we previously anticipated mainly due to the adverse effects of Covid-19 on demands for our products, and on the global economy in general. In 2021, we experienced an increase in revenues and profitability when compared to the same period in 2020 and in 2022 our revenues grew when compared to the same period in 2021 while our net profit decreased due to reasons detailed in the Management's Discussion and Analysis Section of this report. In the future, our revenues from both solar and non-solar business may not grow at the pace we anticipate, or may decline for a number of reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry, the short term and long term effects of Covid-19 on our industry and business and industry trends including component shortages and supply chain disruptions due to ocean freight capacity, shipping times and port congestions as well as other macroeconomic conditions in our domestic and international markets, inflation concerns, rising interest rates and recessionary concerns , or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to sustain profitability.

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

 The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. Our non-solar businesses in adjacent markets, such as storage and e-Mobility are highly competitive markets in which we will need to compete. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as our business continues to grow. The viability and demand for our products may be affected by many factors beyond our control, including:

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

Shortages in components in the automotive industry, including semiconductors, due in large part to strong cross-industry demand, have presented challenges and global production disruptions. Many leading automotive manufacturers have announced that these shortages will remain constrained and could extend into 2023. As a result, during 2021, our leading customer announced temporary suspensions of its manufacturing due to component shortages. These suspensions  occurred again in 2022 and caused delays of orders for our powertrain units. Additional delays or suspensions may have an adverse effect on our revenues, profitability and other financial results from this business.

Additionally, projects in the automotive industry are long term and involve a long qualification process. Our e-Mobility business currently does not have additional substantial projects in the pipeline beyond the project with Stellantis, which was announced in February 2021. Our inability to enter into additional projects may have an adverse effect on our revenues, profitability and other financial results from the e-Mobility business. In 2022, we impaired goodwill and intangible assets related to our e-Mobility business (see Notes 8 and 9 of the financial statements for additional information).

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

If one of our products were to cause injury to someone or cause property damage, or in the event that a claim is made alleging false or misleading advertisement, unfair competition or other consumer related claims, we could potentially be exposed to product liability claims and lawsuits which could result in significant costs and liabilities if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations or financial condition.

For example, we provide warranty for the products sold by our e-Mobility division that are installed in vehicles. If such products contain design or manufacturing defects that cause them not to perform as expected, they may cause injury or damage to property and we may experience product recalls, product liability and significant warranty and other expenses. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole.

We depend upon a small number of outside contract manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers.

          While we are manufacturing a portion of our products in Israel, we still heavily rely upon our contract manufacturers to manufacture most of our products. We mainly rely on two contract manufacturers. Any change in our relationship or contractual terms with our contract manufacturers, or changes in our contract manufacturers’ ability to comply with their contractual obligations could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Even though we have commenced manufacturing in our facility in Israel, the expected production volumes will not be sufficient to relieve our significant dependence on our contract manufacturers. In addition, we remain heavily dependent on suppliers of the components needed for our manufacturing.

The revenues that our contract manufacturers generate from our orders represent a relatively small percentage of their overall revenues. Therefore, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which our products are manufactured are located outside of the U.S., currently in China, Vietnam, Israel, Hungary and Mexico, where the ramping up process is expected to be completed in the first half of 2023. The location of  our facilities outside of key markets such as the U.S. increases shipping time, thereby causing a long lead time between manufacturing and delivery.

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

Managing our supplier and contractor relationships is particularly difficult when we are introducing new products. For example, as we began to ramp assembly and production of powertrain kits for the automotive industry, we became heavily reliant on new third-party suppliers that needed to be approved through rigorous testing and validation processes for use in our supply chain. Once selected, it is time consuming and costly to replace such vendors. The same is true for our  residential Home Battery for which we rely on a single source for supply of the lithium ion cells. Any delay or shortage of supply or inability to deliver the components to our manufacturing facilities could harm our business or financial performance.

 Any interruption in the supply of limited source components or raw materials for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses associated with increased air shipments required to meet customer demand in a timely manner and would harm our business. For example, we continue to experience raw material shortages due to increased lead time which may affect our ability to timely receive certain components within the previously expected lead times. These shortages may result in a delay in sales, higher costs associated with air shipments, cancellations of orders by customers, liquidated damages for late deliveries and loss of market share.

Disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may adversely affect our businesses and results of operations.

The conflict that began between Russia and Ukraine in late February 2022, may significantly amplify already existing disruptions to our supply-chain and logistics. Specifically, the conflict may disrupt the transit of goods by train from China to Europe, resulting in an increase in prices of certain raw materials sourced in Russia (such as nickel and aluminum) that we use in the manufacture of our products as well as increase oil prices that will in turn cause overall shipping costs to rise. In addition, the governments of the United States, the European Union, Japan and other jurisdictions have announced sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility. , and any additional measures or sanctions, as well as the resulting rise in prices of oil and certain raw materials sourced in Russia may disrupt our business and results of operations and/or adversely affect the pricing of our products.

We rely on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenues.

 Our customers’ decisions to purchase our products are influenced by several factors outside of our control. The agreements we have with some of our largest customers do not have long-term purchase commitments and are generally cancellable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations (see Note 2aa to our consolidated financial statements).

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

We have experienced significant growth in recent periods with our annual product sales growing rapidly from approximately 152,500 inverters and approximately 3.6 million power optimizers in the fiscal year ending June 30, 2015, to annual product sales exceeding 1.0 million inverters and 23.6 million power optimizers in the year ended December 31, 2022. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with such headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

Our business and operations may be impacted by data security breaches and cybersecurity attacks, including attempts to gain unauthorized access to confidential data. We receive, store, and use certain personal information of our employees, customers, and the end-users of our customers’ solar PV systems. We take steps to protect the security, integrity, and confidentiality of the personal information we process; however, we have been subject to cybersecurity attacks and other information technology system disruptions in the past and there is no guarantee that inadvertent or unauthorized access, use or disclosure will not occur despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigatory measures.

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

Occasionally, we face attempts by others, including our own employees or vendors, to access our networks, to gain unauthorized access through the Internet, introduce malicious software to our information technology (IT) systems, or corrupt the processes of hardware and software products that we manufacture and services we provide. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems or those of our customers or others. Occasionally, we encounter intrusions or attempts at gaining unauthorized access to our network. To date, none have resulted in any material adverse impact to our business or operations, although there can be no guarantee that such impacts will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cyber-security breaches, the integrity and confidentiality of Company and customer data may be compromised as a result of human error, product defects, or technological failures. Cyber-security breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could subject us to  significant costs arising from, among others, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to official inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.

Our entry into business engagements with military bodies as our customers in the lithium-ion battery and energy storage business embodies a risk for potentially large-scale and uncapped liability.

As a result of the acquisition of our Korean subsidiary (formerly Kokam), we sell a small portion of our products to customers who integrate our storage systems or cells and then sell these products to military customers. Our sales to military customers often involve standard form contracts, which may not be subject to negotiation. In particular, certain of these contracts involve unlimited damages provisions that could result in large-scale liabilities.

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

The battery cells and packs produced by our subsidiary, and the SolarEdge Home Battery, make use of lithium-ion cells. We regularly test our products and take safety measures when manufacturing, selling and installing battery cells and packs. However, due to the high energy density of lithium-ion cells, mishandling, inappropriate storage or delivery, non-compliance with safety instructions or field failures can potentially cause a battery cell to rapidly release its stored energy, which may in turn cause a thermal event that can ignite nearby materials, including other lithium-ion cells. As the use of lithium-ion batteries becomes more widespread, these events may occur more often, causing damage to property, injury, lawsuits and adverse publicity, which may adversely affect our reputation, results of operations or financial condition.

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

Additionally, the newly elected Israeli government has announced plans to significantly reduce the Israeli Supreme Court's judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges. These plans have prompted protests of Israeli citizens and criticism of leading Israeli business leaders as well as some foreign leaders. If such government plans are eventually enacted, they may  cause operational challenges for us since we are headquartered in Israel and approximately half of our employees are located in Israel. In addition, if foreign policy is negatively impacted with regard to Israel, this could impact our business with suppliers and customers which could in turn adversely impact our reputation, results of operations or financial condition.

The tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

Our Israeli subsidiary was eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”). Beginning in January 2019, and with respect to its taxable results from 2019 onwards, our Israeli subsidiary further elected to apply the terms of the Investments Law as per “Preferred Enterprise” (“PE”) or “Preferred Technological Enterprise” (“PTE”). In order to remain eligible for the tax benefits for “Benefited Enterprises” with respect to our Israeli subsidiary’s taxable results until 2018 and with respect to its taxable results from 2019 for PE or PTE, we must continue to meet certain conditions stipulated in the Investments Law and its regulations, as amended. If these tax benefits are reduced, cancelled, or discontinued, or if we are held to have violated the conditions stipulated in the Law, our Israeli taxable income would be subject, in whole or in part, to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The statutory corporate tax rate for Israeli companies is 23% as of January 1, 2018 and onward. Additionally, if we increase our activities outside of Israel through acquisitions or otherwise through our Israeli subsidiary, our existing or expanded activities might not be eligible for inclusion in existing or future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out or eliminate entirely the benefit programs under the Investments Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

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

The Covid-19 pandemic has had, and may continue to have, a material adverse impact on our results of operations including its impact on our supply chain and inflationary pressures.

The full extent the effects Covid-19 will have on our business depends on numerous evolving factors that we may not be able to currently accurately predict, including: the duration and scope of the pandemic; governmental, business and individual responses to the pandemic; the effect on our customers and customer demand for our products, disruptions or restrictions on our employees’ ability to work and travel and potential disruptions to our manufacturing capacity, similar to the restrictions experienced by our manufacturing facility in Vietnam in the third quarter of 2021, which would limit our ability to meet customer demand and impact our operating results.

More generally, the Covid-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which may continue to adversely affect demand for our products and could adversely affect our results and financial condition in subsequent quarters. For example, some of our suppliers may experience delivery delays or financial difficulties, resulting in supply constraints and increased costs or delays to our productions. Furthermore, we may experience delays in timely delivery of our products to our customers, exposing us to cancellations of orders and/or potential liquidated damages resulting from our inability to timely delivery our products.

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

We rely on ocean transportation for the delivery of most of our products to our customers, and when unavailable, incompatible with customer delivery time requirements, or when we are unable to accommodate accelerated delivery times due to growing customer volume demands, we rely on alternative, more expensive air transportation. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to ports and other shipping facilities as a result of the Covid-19 or other epidemics and other factors not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

While we have witnessed a reduction in shipment rates in the fourth quarter of 2022, during the year ended December 31, 2022, we experienced an increase in the cost of goods sold due to an increase in shipping rates that resulted from a reduction in ocean freight capacity and the reduction in the availability of air freight that increased the demand for ocean freight. We also experienced disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in ports and borders.

 Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Although our financial results are reported in U.S. dollars, 60.1% of our revenues in the year ended December 31, 2022 were generated in currencies other than the U.S. Dollar. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll), the Euro and, to a lesser extent, the South Korean Won (“KRW”) and other currencies. As detailed in the Foreign Currency Exchange Risk under Item 7A -Quantitative and Qualitative Disclosures About Market Risk, our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel, KRW and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, New Israeli Shekel, KRW and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

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

We are facing increasing scrutiny related to our environmental, social and governance (“ESG”) practices and requested disclosures by institutional and individual investors who are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact relationships with investors. Certain market participants including major institutional investors use third-party benchmarks or scores to measure our ESG practices in making investment decisions. Furthermore, some of our customers and suppliers evaluate our ESG practices or request that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforced actions and/or private litigation. As ESG best-practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

Complications with the design or implementation of our new ERP system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Risks Related to Legal, Compliance and Regulations

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. Because our customers’ sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and incentives for on-grid solar electricity may negatively affect the desirability of solar electricity and could harm or halt the growth of the solar electricity industry and our business. For example, in 2015 the U.S. congress passed a multi-year extension to the solar Investment Tax Credit (ITC), and such extension helped grow the U.S. solar market. The Inflation Reduction Act of 2022 extended the term of the ITC through 2034.  However future reduction in the ITC could reduce the demand for solar energy solutions in the U.S. which would have an adverse effect on our business, financial condition, and results of operations.

In general, subsidies and incentives may expire on a particular date, end when the allocated funding is reduced or terminated due to, inter alia, legal challenges, adoption of new statutes or regulations or the passage of time, they often occur without warning.

In addition, several jurisdictions have adopted renewable portfolio standards, mandating that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources, such as solar, by a certain compliance date. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used or sold by the generator. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

Unfavorable regulatory treatment under the Inflation Reduction Act of 2022 may harm our business.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits, intended to promote clean energy. Given that the IRA is a complex new piece of legislation, additional guidance on the regulatory treatment of the IRA is expected from the Internal Revenue Service and U.S. Treasury Department. It is currently uncertain the extent to which all of our products will qualify for such incentives. Any unfavorable regulatory treatment, or guidance, including any tax benefits being made available to competing technology and not to our technology, could adversely impact our business and financial condition.

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

Most U.S. states have adopted some form of net metering. Yet, net metering programs have recently come under regulatory scrutiny in some U.S. states due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers, by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. For example, in 2019, Louisiana Public Service Commissions adopted net metering policies aiming at lowering the solar customers’ savings. In December 2022, the California Public Utilities Commission voted to approve lowering current net energy metering tariffs in addition to imposing a new grid-connection fee on new rooftop solar users the tariff cuts are intended to become effective in April of 2023. We cannot assure you that these programs will not be significantly modified going forward.

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

Existing electric utility industry regulations and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of solar PV systems, that may significantly reduce demand for our products or harm our ability to compete. In addition, determinations of various regulatory bodies regarding lack of compliance with certifications or other regulatory requirements, could harm our ability to sell our products in certain countries.

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

Compliance with various regulatory requirements and standards is a prerequisite for placing our products on the market in most countries in which we do business. We have all such certifications but there are at times, challenges by local administrative telecommunications, consumer board or other authorities that can place sales bans on products. For example, in December 2021, the Swedish Electrical Safety Board announced that certain models of our power optimizers are subject to a sales ban alleging that they do not meet the EMC Directive. While we disagree with this finding and maintain our position that all current SolarEdge products are tested, approved and compliant with the EMC Directive and other EU regulations, any such rulings can have a negative impact on our business and reputation. In this specific incident, we have already begun transitioning into our next generation optimizers and do not expect any impact on our business in Sweden or elsewhere.

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

We have applied for patents in the U.S., Europe China, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated.

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

Our competitors and other third parties hold numerous patents related to technology used in our industry. Occasionally, we may also be subject to claims of intellectual property right infringement and related litigation, and, as we gain greater recognition in the market, we face a higher risk of being the subject to claims of violation of others’ intellectual property rights. For example, in July, 2022, we were served with a complaint by Ampt LLC filed with the  International Trade Commission pursuant to Section 337 of the Tariff Act of 1930, as amended and the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd.  Please see Item 3 - Legal Proceedings for additional information.

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

Due to our latest acquisitions and following the impairment recorded during 2022, goodwill and other intangible assets totaled approximately $51.1 million, or approximately 1.2% of our total assets, as of December 31, 2022. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets, which include complex, and often subjective, assumptions and estimates. These assumptions and estimates can be affected by a variety of external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations (see Notes 8 and 9 of the financial statements for additional information).

Risks Related to the Ownership of Our Common Stock

We cannot assure you that our stock price will not decline or not be subject to significant volatility.

Our common stock price during the year ended December 31, 2022,  ranged from $190.15 to $375.90 per share. As further detailed in the Performance Graph in Item 5 below, the price of our Common Stock in 2022 was highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

•	the addition or loss of significant customers;
•	changes in laws or regulations applicable to our industry, products or services;
•	speculation about our business in the press or the investment community;
•	price and volume fluctuations including due to general macro-economic and geopolitical changes and developments in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our significant stockholders, officers and directors;
•	the expiration of contractual lock-up agreements;
•	success of competitive products or services;
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

Leased Offices and R&D Laboratories

As of December 31, 2022, we lease office, testing, and product design facilities in Israel. In May, 2021, we signed a long-term lease agreement for the development of a 38,000 square meter campus, to be built on 16.5 acres of land, in the central area of Israel. The campus, which is scheduled to be completed in the first half of 2025, will replace our current headquarters in Herziliya, Israel.

In addition to our leased properties in Israel, we lease offices and lab facilities in California, Nevada, Germany, Netherlands, Italy, France, Australia, UK, Japan, Turkey,  India, Bulgaria, Belgium, Taiwan, Korea, Brazil, Mexico and China as well as an R&D and call center in Bulgaria.

Manufacturing

We outsource most of our manufacturing to our manufacturing partners. We have our own manufacturing facility, Sella 1, in the North of Israel. We also have a factory in which we manufacture lithium-ion batteries for our storage business operations, through our Korean subsidiary (formerly Kokam), and have completed the construction of Sella 2, our second lithium-ion cell and battery factory in Korea. For our e-Mobility and Automation Machines divisions, we have manufacturing facilities in Umbria, Italy for the assembly of batteries and other components for light commercial vehicles.

Owned Properties

In addition to our leased properties, we also own manufacturing facilities in Italy, manufacturing facilities in South Korea and an office space in the U.K.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

In September, 2018, our German subsidiary, SolarEdge Technologies GmbH, received a complaint filed by a competitor, SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringed on two of the plaintiff’s patents. In its complaints, SMA requests, inter alia, an injunction, rendering account about past sales, a recall of products and a determination for a claim for damages for sales in Germany. SMA asserted a value in dispute of 5.5 million Euros (approximately $5.9 million) for both patents. We challenged the validity of both patents. In December 2019 the District Court of Düsseldorf found one of the two patents to be infringed upon and we appealed this decision to the Appeals Court Düsseldorf. In the parallel nullity proceedings regarding this patent, in October 2020, the German Patent Court rendered the SMA patent invalid; this invalidity was appealed by SMA and in January 2023, the German Supreme Court upheld the finding of invalidity. With respect to the second patent, in November 2019 the first instance court stayed the infringement proceedings since it considered it to be highly likely that the patent would also be invalid. In August 2021, the German Patent Court rendered this patent invalid as well, and this invalidity has been appealed by SMA. We believe that we have meritorious defenses to these claims and intend to vigorously defend against this lawsuit.

On July 28, 2022, we were served with a complaint by Ampt LLC filed with the International Trade Commission (the “Commission”) pursuant to Section 337 of the Tariff Act of 1930, as amended in the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd. On October 24, 2022, the complaint filed in the District Court of Delaware was administratively stayed until the Commission's action is resolved. We believe that we have meritorious defenses to the complaints and intend to vigorously defend against them.

On November 3, 2022, we received notice that a class action lawsuit was filed in the U.S District Court of the Southern District of New York against us, our subsidiary SolarEdge Technologies Ltd., our CEO and our CFO, by a purported stockholder of the Company, alleging violations of the Federal Securities Act in connection with complaints filed against us by Ampt LLC, as described in the preceding paragraph. On February 14, 2023, the lawsuit was voluntarily withdrawn by the plaintiffs and subsequently dismissed by the court.

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

Holders of Record

As of December 31, 2022, there were 10 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

 Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from January 1, 2018 to December 31, 2022 to that of the total return of the S&P 500 Index and the Invesco Solar ETF. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Solaredge Technologies
Invesco Solar ETF
S&P 500 Index
1000%
750%
500%
250%
—%
01/01/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section of this Annual Report on Form 10-K captioned “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Special Note Regarding Forward Looking Statements” and “Risk Factors”. For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2021, refer to Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2022.

Overview

We develop, manufacture and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging capabilities, home energy management, grid services and virtual power plants, as well as products in our non-solar businesses which address e-Mobility ("e-Mobility"), automation machines ("Automation Machines") and lithium-ion batteries ("Storage").

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report.

In the year ended December 31, 2022, one customer accounted for 18.5% of our revenues and our top three customers (all distributors) together represented 34.8% of our revenues.

Our revenues were $3,110.3 million and $1,963.9 million for fiscal 2022 and fiscal 2021, respectively. Gross margins were 27.2% and 32.0% for fiscal 2022 and fiscal 2021, respectively. Net income was $93.8 million and $169.2 million for fiscal 2022 and fiscal 2021, respectively.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to shipments of inverters, power optimizers and megawatts to evaluate our sales performance and to track market acceptance of our products. We use metrics relating to monitoring (systems monitored) to evaluate market acceptance of our products and usage of our solution.

We provide the “megawatts shipped” and "megawatts hour shipped" metrics, which are calculated based on inverter or battery nameplate capacity shipped respectively, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter or battery, and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues may increase in a non-correlated manner to the "megawatt shipped" metric since other products such as Power Optimizers, are not accounted for in this metric.

	Year ended December 31,
	2022	2021
Inverters shipped	1,019,307	789,565
Power optimizers shipped	23,736,368	18,568,297
Megawatts shipped[1]	10,491	7,159
Megawatts hour shipped - residential batteries	889	53

1 Excluding residential batteries, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.

Global Circumstances Influencing our Business and Operations

Covid-19 Impact & Response

 Covid-19 continued to present challenges to our operations and business in 2022, primarily, operational challenges, which we reported on continuously in our quarterly reports throughout the year, but to a lesser extent than in 2021. Due to the worldwide growing trend in availability and administration of vaccines against Covid-19, many restrictions that were placed during the pandemic were gradually lifted by governments across the globe. However, the future impact of the Covid-19 pandemic remains highly uncertain. Resurgences of Covid-19 cases and the emergence of new variants may adversely impact our results of operations. For example, in the second quarter of 2022, the mandatory government shutdowns resulting from the increase in Covid-19 cases in Shanghai, that were eased in the beginning of the third quarter of 2022, led to delays in our scheduled shipments from the Shanghai port. Our first priority continues to be to protect and support our employees while maintaining company operations and support of our customers with as few disruptions as possible. We follow the guidance issued by applicable local authorities and health officials in each region in which we do business, including in our headquarters located in Israel.

While we have not experienced any new disruptions resulting directly from Covid-19 in the fourth quarter of 2022, the pandemic and general global economic conditions continue to present challenges to our operations and business. In the fourth quarter of 2022, we began to witness a decrease in shipment prices and transit times, both however are still not at their pre-Covid-19 levels. In fiscal 2022 as a whole and the fourth quarter of 2022 specifically, the industry-wide component shortages which originated from Covid-19 and amplified by the increase in demand for our products, as well as other manufacturers who are competing for the same components, continued to impact our ability to accurately plan and forecast the delivery of our products to customers and have also increased cost of ocean and air freight for components and finished goods. To mitigate the impact of these disruptions on our supply chain, we extended shipment terms that differ from our standard terms in certain transactions including Free-Carrier and Ex-works (INCOTERMS, 2020) delivery from our manufacturing facilities. This change was implemented as part of our ongoing efforts to expedite shipments to our customers and improve visibility throughout our supply chain. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design workarounds solutions, which can impact our ability to meet our plans to roll out new innovative products and services. Our operation team is working tirelessly to mitigate the impact of the disruptions described above.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict, have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. On one hand, in 2022, rising global interest in becoming less dependent on gas and oil led to higher demand for our products. On the other hand, the conflict further adversely affected the prices of raw materials arriving from Eastern Asia and resulted in an increase in gas and oil prices. Furthermore, various shipment routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict cannot be predicted at this time, the circumstances described above may have an adverse effect on our business and results of operations.

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, will among other things, extend the investment tax credit (“ITC”)  through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are new and are still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department, we will be examining the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers, in the coming months. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

Key Components of Our Results of Operations

The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include power optimizers, inverters, storage and backup solutions, EV chargers, smart energy devices, our cloud-based monitoring platform as well as grid services. Our customer base mainly includes distributors, large solar installers, wholesalers, EPCs, and PV module manufacturers. In addition, we also generate revenues from the sale of lithium-ion cells, batteries and energy storage solutions, automation machines and EV powertrain solutions for electric vehicles.

Our revenues from the sale of solar-related products are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end user government incentives, seasonality, and competitive product offerings. Revenues from the sale of energy storage system or ESS products, are affected by the type of product sold (cell, battery or system) and the type of the battery that is sold. Revenues from the sale of SolarEdge Automation Machines and SolarEdge e-Mobility products are affected by the changes in the volumes, customers’ size and average selling prices of the products we sell.

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

In the year ended December 31, 2022, 54.3% of our revenues were generated from Europe, 36.5% of our revenues were generated from the United States and 9.2% of our revenues were generated from ROW. In the year ended December 31, 2021, 45.4% of our revenues were generated from Europe, 40.0% of our revenues were from the United States and 14.6% of our revenues were generated from ROW.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers, as well as costs related to shipping, customer support, product warranty, personnel, depreciation of testing and manufacturing equipment, provision for losses related to slow moving and dead inventory, hosting services for our cloud based monitoring platform, and other logistics services. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs and improvements in production processes and automation. Some of these costs, primarily personnel and depreciation of testing and manufacturing equipment, are not directly affected by sales volume.

With respect to ESS, Automation Machines and e-Mobility products ("Non-Solar") cost of revenues, consists primarily of materials costs, labor costs associated with the manufacturing, variable utility, and operational costs related to the manufacturing factories, depreciation of testing and manufacturing equipment, amortization of intangible assets and other fixed costs.

Except for the manufacturing and assembly activities related to our Non-Solar businesses and the manufacturing of solar products at Sella 1, our manufacturing facility in the North of Israel, we outsource our manufacturing to third-party manufacturers and negotiate product pricing on a quarterly basis.

During 2022, supply chain and operational challenges coupled with an increase in demand for our products, resulted in increased use of expedited ocean freight as well as air freight to deliver our products to our customers in a timely manner. At the beginning of 2022, a high portion of our products manufactured in non-tariff countries imported into the U.S. resulted in lower custom tariff charges. As a result of the operational challenges we faced during 2022, the levels of our finished goods inventories required to support our growth were reduced. While we are seeing an improvement in supply chain disruptions and component constraints towards the end of 2022, we expect to continue to deliver our products through expedited ocean freight and air freight. To the extent that production in our Mexican manufacturing facility ramps and production in Sella 1 is expanded as anticipated, we expect inventory levels to return to those required to support our growing business, the reduction in expedited shipments and air freight usage during the third quarter of 2023.

We continue to develop our own manufacturing capabilities. For example, we have developed our own proprietary automated assembly lines for our power optimizers, manufacture sub-assemblies such as cables and magnetic, and own large amounts of equipment in connection with such manufacturing activities. In 2022, we developed and commenced manufacturing from our first partially automated inverter assembly line which began production in our Sella 1 manufacturing site. We expect to continue to invest in additional automated assembly lines in the future. We have designed and are responsible for funding all of the capital expenses associated with existing and planned automated assembly lines. The current and expected capital expenses associated with these automated assembly lines will be funded out of our current cash and cash equivalents, available-for-sale marketable securities and cash flows generation. Additionally, we continue to develop our own manufacturing capabilities in Sella 2, our Li-Ion battery factory in Korea. We expect Sella 2 to continue to incur costs and expenses as it ramps. We also intend to expand the manufacturing capabilities of Sella 2 in fiscal years 2023 and 2024 which will result in  additional expenses. We intend to use our available cash balances for this expansion.

Key components of our logistics supply channel consist of third party distribution centers in the U.S., Europe, Australia, and Japan. Finished goods are either shipped to our customers directly from our contract manufacturers or shipped to third-party distribution centers and then, finally, shipped to our customers.

Cost of revenues also includes our operations, production and support departments’ costs. The operations and production departments are responsible for production management such as planning, procurement, supply chain, production methodologies and machinery planning, logistics management and manufacturing support to our contract manufacturers, as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third-level support services, which are provided by support personnel located in our headquarters. Our employees headcount in our operations, production and support departments has grown from 2,052 as of December 31, 2021 to 2,383 as of December 31, 2022.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, manufacturing ramp-up costs, product mix, customer mix, geographical mix, shipping method, warranty costs, exchange rates and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, goodwill impairment and other operating expenses, net. Personnel related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, commissions and stock-based compensation. Our employees headcount in our research and development, sales and marketing and general and administrative departments, has grown from 1,912 as of December 31, 2021 to 2,543 as of December 31, 2022. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and development expenses

Research and development expenses include personnel-related expenses such as salaries, benefits, stock-based compensation and payroll taxes. Our research and development employees are engaged in the design and development of power electronics, semiconductors, software, power-line communications, networking and chemistry. Our research and development expenses also include third-party design and consulting costs, materials for testing and evaluation, ASIC development and licensing costs, depreciation and amortization expenses, and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to, and cost efficiencies in, our existing products and timely development of new products that utilize technological innovation, thereby maintaining our competitive position.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, employee benefits and stock-based compensation related to our executives, finance, human resources, information technology, and legal organizations, travel expenses, facilities costs, fees for professional services, and registration fees related to being a publicly-traded company. Professional services consist of audit and legal costs, remuneration to board members, insurance, information technology and other costs. General and administrative expenses also include expenses related to legal claims and allowance for doubtful accounts in the event of uncollectible account receivables balances.

Goodwill impairment and other operating expenses, net

Goodwill impairment and other operating expenses, net, consist primarily of impairment of goodwill, impairment of long-lived assets and certain other nonrecurring items.

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

Other income

Other income consists primarily of realized and unrealized gains and losses on investments in privately-held companies.

Income taxes

We are subject to income taxes in the countries where we operate.

In the year ended December 31, 2022, we recorded a net income tax expense of $83.4 million, which consists of a $94.4 million current income tax expense and $11.0 million of deferred tax income. In the year ended December 31, 2021, we recorded a net income tax expense of $18.1 million, which consists of a $29.7 million current income tax expense and a $11.6 million deferred tax income. The increase in net income tax expense was mainly attributed to  impairments that did not have a corresponding tax effect and the change to Section 174 of the U.S Internal Revenue Code, which became effective on January 1, 2022. The change eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years (if generated from a US entity) and fifteen years (if generated from non-U.S. entities).This change to Section 174, as well as lower tax benefits relating to stock-based compensation, resulted in an increase in the Company’s taxable income and Global Intangible Low Taxed Income (“GILTI”) tax.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to U.S. income tax law. These changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years 2018 onwards and created new taxes on certain foreign-sourced earnings (including GILTI, as explained above) and certain related-party payments.

Furthermore, the Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiaries earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets, and 8% on the remaining earnings. The total tax liability will be paid over the eight-year period provided in the Tax Act (ending 2024).

SolarEdge Technologies Ltd., our Israeli subsidiary, is taxed under Israeli law. Income not eligible for benefits under the Investments Law is taxed at the corporate tax rate. The Israeli corporate tax rate is 23%.

Our Israeli subsidiary elected tax year 2012 as a ”Year of Election” for “Benefited Enterprise” under the Israeli Investments Law, which provides certain benefits, including tax exemptions and reduced tax rates. Upon meeting the requirements under the Israeli Investments Law, the two-year tax exemption has ended on December 31, 2018.

The Investment Law was amended in 2005 and was further amended as of January 1, 2011 and in August 2013 (the “2011 Amendment”). The 2011 Amendment canceled the availability of the benefits granted in accordance with the provisions of the Investments Law prior to 2011 and, instead, introduced new benefits for income generated by a “Preferred Company” through its “Preferred Enterprise” (both as defined in the 2011 Amendment). Under the 2011 Amendment, income derived by Preferred Companies from Preferred Enterprise would be subject to a uniform rate of corporate tax. The tax rate applicable to such income, referred to as “Preferred Income”, would be 7.5% in areas in Israel that are designated as Development Zone A and 16% elsewhere in Israel starting in the year 2017 and thereafter. Our Israeli subsidiary has established its own manufacturing facility in Israel, located in a Development Zone A, therefore income from manufacturing attributed to that facility is subject to a 7.5% tax rate.

In December 2016, Amendment 73 to the Investments Law (the “2017 Amendment”) was published. According to the 2017 Amendment, special tax tracks for technological enterprises have been introduced, which are subject to rules that were issued by the Israeli Ministry of Finance. A Preferred Technological Enterprise (PTE), as defined in the 2017 Amendment, that is located in the central region of Israel, will be subject to a tax at a rate of 12% on profits deriving from intellectual property, or 6% if its annual revenues exceed New Israeli Shekel 10 billion.

On June 14, 2017, the Encouragement of Capital Investments Regulations (Preferred Technological Income and Capital Gain for Technological Enterprise), 2017 (the “Regulations”) were published. The Regulations describe, inter alia, the mechanism used to determine the calculation of the benefits under the PTE regime. A company that complies with the terms under the PTE regime, may be entitled to certain tax benefits with respect to certain income generated during the company’s regular course of business and derived from the preferred intangible asset.

As of January 2019, our Israeli subsidiary elected to implement the 2011 and 2017 Amendments starting as of tax year 2019 and as a result, under the PTE regime with respect to our business activities in Israel. Our PTE income was subject to a 12% tax rate in Israel in the years 2019-2021, and in 2022 to a 6% tax rate as we surpassed 10 billion New Israeli Shekel  revenues threshold.

The Law for the Encouragement of Industry (Taxes), 1969, (the “Industry Encouragement Law”), provides certain tax benefits for an ‘Industrial Company’ as such term is defined in the Industry Encouragement Law. An Industrial Company is entitled to certain tax benefits including, inter alia, amortization over an eight-year period of the cost of purchased know-how, patents and accelerated depreciation rates on equipment and buildings.

Results of Operations

          The following tables set forth our consolidated statements of income for the years ended December 31, 2022 and 2021. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of year ended December 31, 2022 and year ended December 31, 2021

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Revenues	$3,110,279	$1,963,865	$1,146,414	$58.4%
Cost of revenues	2,265,631	1,334,547	931,084	69.8%
Gross profit	844,648	629,318	215,330	34.2%
Operating expenses:
Research and development	289,814	219,633	70,181	32.0%
Sales and marketing	159,680	119,000	40,680	34.2%
General and administrative	112,496	82,196	30,300	36.9%
Goodwill impairment and other operating expenses, net	116,538	1,350	115,188	8,532.4%
Total operating expenses	678,528	422,179	256,349	60.7%
Operating income	166,120	207,139	(41,019)	(19.8)%
Financial income (expense), net	3,316	(19,915)	23,231	(116.7)%
Other income	7,719	—	7,719	100.0%
Income before income taxes	177,155	187,224	(10,069)	(5.4)%
Income taxes	83,376	18,054	65,322	361.8%
Net income	$93,779	$169,170	$(75,391)	$(44.6)%

Revenues

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Revenues	$3,110,279	$1,963,865	$1,146,414	58.4%

Revenues increased by $1,146.4 million, or 58.4%, in the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to (i) an increase of $615.5 million related to the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe and the U.S.; and (ii) an increase of $409.6 million related to the number of residential batteries sold mainly in Europe and in the U.S.

Revenues from outside of the U.S. comprised 63.5% of our revenues in the year ended December 31, 2022 as compared to 60.0% in the year ended December 31, 2021.

The number of power optimizers recognized as revenues increased by approximately 5.1 million units, or 27.4%, from approximately 18.6 million units in 2021 to approximately 23.7 million units in 2022. The number of inverters recognized as revenues, increased by approximately 226.2 thousand units, or 28.7%, from approximately 788.4 thousand units in 2021 to approximately 1,014.6 thousand units in 2022.

Our blended Average Selling Price or ASP per watt for solar products excluding residential batteries is calculated by dividing solar revenues, excluding revenues from the sale of residential batteries, by the nameplate capacity of inverters shipped. Our blended ASP per watt for solar products shipped decreased by 0.008, or 3.3%, in 2022 as compared to 2021. The decrease in blended ASP per watt is mainly attributed to the depreciation of the Euro and other currencies against the U.S. Dollar, which, coupled with our increased sales in Europe, accelerated this effect, as well as the increase in the sale of commercial products in Europe and the U.S., out of our total solar product mix that is characterized with lower ASP per watt. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during the second half of 2021 and continued in 2022, as well as a relatively higher number of other solar products shipped compared to the number of inverters shipped, which increased our total solar revenues, but did not impact the watt amount used for calculating the ASP per watt.

Our blended ASP per hour watt for residential batteries is calculated by dividing residential batteries revenues, by the nameplate capacity of residential batteries shipped. Our blended ASP per watt for residential batteries in 2022 was 0.479.

Cost of Revenues and Gross Profit

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Cost of revenues	$2,265,631	$1,334,547	$931,084	69.8%
Gross profit	$844,648	$629,318	$215,330	34.2%

Cost of revenues increased by $931.1 million, or 69.8%, in 2022 as compared to 2021, primarily due to:

•	an increase in the volume of products sold and the increase in the cost of components used in the manufacturing of our products;

•
a significant increase in shipment and logistic costs in an aggregate amount of $124.0 million due to (i) an increase in volume shipped; (ii) an increase in air and expedited shipments; and (iii) an increase in the shipment rates throughout 2022 that was partially offset by a decrease in shipment rates which began in the fourth quarter of 2022;

•
an increase in other production costs of $89.0 million, which is mainly attributed to charges from our contract manufacturers, due to manufacturing disruptions related to global supply constraints, increased logistics costs resulting from transportation disruptions, mobilization of components between our different manufacturing sites in order to allow for continuous manufacturing, as well as ramp up costs associated with our new contract manufacturing site in Mexico and Sella 2, our Li-Ion battery cell manufacturing facility located in South Korea;

•
an increase in warranty expenses and warranty accruals of $88.6 million. associated primarily with an increased number of products in our install base, as well as an increase in costs related to the different elements of our warranty expenses, which include the cost of the products, shipment and other related expenses;

•
an increase in personnel-related costs of $22.4 million, related to the expansion of our production, operations, and support headcount, which grew in parallel to our growing install base worldwide, our new contract manufacturing site in Mexico and the completion of our lithium-ion cell and battery factory in Korea, known as "Sella 2"; and

•	an increase in customs duties of $17.2 million attributed to the increase in volumes of products manufactured in China for the U.S. market.

Gross profit as a percentage of revenue decreased from 32.0% in 2021 to 27.2% in 2022, as a result of the above detailed analysis.

Operating Expenses:

Research and Development

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Research and development	$289,814	$219,633	$70,181	32.0%

Research and development costs increased by $70.2 million or 32.0%, in 2022 compared to 2021, primarily due to:

•
an increase in personnel-related costs of $53.0 million resulting from an increase in our research and development headcount, as well as salary expenses associated with annual merit increases and employee stock-based compensation. The increase in headcount reflects our continuing investment in enhancements of existing products, as well as research and development expenses associated with bringing new products to the market;

•	an increase in expenses related to overhead costs in the amount of $6.6 million;

•	an increase in depreciation expenses of property and equipment in the amount of $4.2 million;

•	a decrease in reimbursement of costs, in the amount of $4.2 million, related to the research and development activities performed by SolarEdge e-Mobility; and

•	an increase in expenses related to material consumption in the manufacturing of prototypes during our development process in the amount of $2.4 million.

These increases were partially offset by a decrease in expenses related to consultants and sub-contractors in the amount of $3.7 million.

Sales and Marketing

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Sales and marketing	$159,680	$119,000	$40,680	34.2%

  Sales and marketing expenses increased by $40.7 million, or 34.2%, in 2022 compared to 2021, primarily due to:

•
an increase in personnel-related costs of $28.6 million, as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with annual merit increases and employee stock-based compensation;

•	an increase in expenses related to marketing activities of $4.8 million; and

•	an increase in expenses related to travel in the amount of $2.7 million.

General and Administrative

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
General and administrative	$112,496	$82,196	$30,300	36.9%

General and administrative expenses increased by $30.3 million, or 36.9%, in 2022 compared to 2021, primarily due to:

•
an increase in personnel-related costs of $22.7 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases and employee stock-based compensation;

•	an increase in expenses related to consultants and sub-contractors in the amount of $7.3 million; and

•	an increase in expenses related to overhead costs in the amount of $2.4 million.

These increases were partially offset by a decrease of $5.6 million related to a provision for legal claims.

Goodwill impairment and other operating expenses, net

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Goodwill impairment and other operating expenses, net	$116,538	$1,350	$115,188	8,532.4%

Goodwill impairment and other operating expenses, net were $116.5 million in 2022, compared to $1.4 million in 2021, primarily due to:

•	an increase in the amount of $90.1 million attributed to a goodwill impairment charge related to three reporting units: e-Mobility, Automation Machines and Critical Power ; and

•
an increase of $28.4 million attributed to the impairment of intangible assets, mainly related to the technology of the e-Mobility asset group, as well as the impairment of the related intangible assets of the Critical Power asset group, due to the discontinuation of its activities.

These were partially offset by an increase of $2.6 million in income related to selling of Critical Power assets and property, plant and equipment.

 Financial income (expenses), net

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Financial income (expense), net	$3,316	$(19,915)	$23,231	(116.7)%

Financial income, net was $3.3 million in 2022 compared to financial expenses, net of $19.9 million in 2021, primarily due to:

•
a decrease of $20.9 million in financial expenses resulted from foreign exchange fluctuations, mainly between each of the Euro, the New Israeli Shekel and the South Korean Won against the U.S. dollar; and

•	an increase of $7.6 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

These were partially offset by a decrease of $4.7 million in financial income related to hedging transactions.

Other income

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Other income	$7,719	$—	$7,719	100.0%

Other income increased by $7.7 million, or 100.0%, in 2022 compared to 2021 due to the sale of our investment in a privately-held company.

Income taxes

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Income taxes	$83,376	$18,054	$65,322	361.8%

Income taxes increased by $65.3 million, or 361.8%, in 2022 as compared to 2021, primarily due to:

•
an increase of $51.4 million of current tax expenses mainly attributed to the change to Section 174 of the U.S Internal Revenue Code, as well as impairment of goodwill and intangible assets, higher non-deductible expenses and lower tax benefits relating to stock-based compensation. The change to Section 174, which became effective on January 1, 2022, eliminates the option to deduct research and development expenditures as expensed and requires taxpayers to amortize them over five years (if generated from a U.S. entity) and fifteen years (if generated from non-U.S. entities).

•	an increase of $13.3 million in prior years taxes income; and

•	a decrease of $0.6 million in deferred tax income.

Net Income

	Year ended December 31,		2021 to 2022
	2022	2021	Change
	(In thousands)
Net income	$93,779	$169,170	$(75,391)	(44.6)%

As a result of the factors discussed above, net income decreased by $75.4 million, or 44.6% in 2022 as compared to 2021.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$31,284	$214,129
Net cash used in investing activities	(417,044)	(484,211)
Net cash provided by (used in) financing activities	654,607	(15,178)
Increase (decrease) in cash, cash equivalents and restricted cash	$268,847	$(285,260)

As of December 31, 2022, our cash and cash equivalents were $783.1 million. This amount does not include $886.6 million invested in available for sale marketable securities, $0.5 million invested in short-term restricted bank deposits and $1.4 million invested in long-term restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of December 31, 2022, we have open commitments for capital expenditures in the amount of approximately $74.0 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $1,590.2 million related to raw materials and commitments for the future manufacturing of our products.

We believe that cash provided by operating activities, as well as our cash and cash equivalents and available for sale marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities decreased by $182.8 million in 2022 as compared to 2021, mainly due to unfavorable changes in working capital and lower net income in 2022 compared to the prior year.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and cash provided by the sale of equity investments. Cash used for investing activities decreased by $67.2 million in 2022 as compared to 2021, primarily driven by a $72.2 million decrease in purchases of available-for-sale debt investments, an increase of $29.0 million in sales and maturities of available-for-sale debt investments, $16.6 million decrease in an investment in a privately-held company and $24.4 million increase from sale of an investment in a privately-held company. This increase was partially offset by a $61.1 million decrease in cash provided by bank deposits and restricted bank deposits and an increase of $20.1 million in capital expenditures.

Financing Activities

Financing cash flows consisted primarily of the issuance and repayment of short-term and long-term debt, proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash provided by financing activities in 2022 was $654.6 million compared to $15.2 million cash used in financing activities in 2021, primarily due to a $650.5 million increase in cash provided by the issuance of common stock, net through a secondary public offering, and a decrease of $15.9 million in repayment of bank loans.

Convertible Senior Note

On September 25, 2020, we issued $632.5 million aggregate principal amount of our Convertible Senior Notes or Notes in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. We intend to use the proceeds of the Notes for general corporate purposes (see Note 16 to our annual financial statements for more information).

Secondary public offering

On March 17, 2022, we offered and sold 2,300,000 shares of the Company’s common stock at a public offering price of $295.00 per share. The net proceeds to the Company after underwriters' discounts and commissions and offering costs were $650,526. We intend to use the proceeds from the public offering for general corporate purposes, which may include acquisitions (see Note 18b to our  consolidated financial statements for more information).

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain (see Note 2 to our annual financial statements for more information).

Revenue Recognition

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include our power optimizers, inverters, and cloud-based monitoring platform as well as other solar related products, Lithium-ion cells, batteries, energy storage solutions, EV powertrain solutions and machinery. Our worldwide customer base includes large solar installers, distributors, EPCs, PV module manufacturers, utility companies and other customers. Our products are fully functional at the time of shipment to the customer and do not require production, modification, or customization with the exception of some ESS systems that require installation and commissioning. We recognize revenue under the core principle that transfer of control to the customers should be depicted in an amount reflecting the consideration we expect to receive in revenue. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

We generally sell our products to our customers pursuant to a customer’s standard purchase order and our customary terms and conditions. We do not offer rights to return our products other than for normal warranty conditions, and as such, revenue is recognized based on the transfer of control, which includes but is not limited to, the agreed International Commercial terms. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance and shipment of an order.

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

See Notes 2u and 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to revenue recognition.

Product Warranty

We provide a standard limited product warranty for our solar products against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our power optimizers, 12 years for our inverters, 10 years for our storage interface and a 10-year limited warranty for our residential batteries. Other products are sold with standard limited warranties that typically range in duration from one to ten years, and in some cases for a longer period. In certain cases, customers can purchase an extended warranty for our battery storage products that extend the standard warranty period. In addition, customers can purchase extended warranties for inverters that extend the warranty period to up to 25 years.

Our products are designed to meet the warranty periods and our reliability procedures cover component selection, design, accelerated life cycle tests, and end-of-manufacturing line testing. However, since our history in selling power optimizers and inverters is  shorter than the warranty period, the calculation of warranty provisions is inherently uncertain.

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

Since the MTBF model does not take into account additional non-systematic failures, such as failures caused by workmanship or manufacturing or design-related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 107.5 million power optimizers and approximately 4.5 million inverters as of December 31, 2022.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations, based on the period in which the warranty is expected to be claimed. The warranty provision (short and long-term) was $385.1 million and $265.2 million, in the year ended December 31, 2022 and 2021, respectively.

See Notes 2w and 13 "Warranty obligations" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to product warranty.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought for own manufacturing or on behalf of our contract manufacturers, and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or net realizable value, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability, and other factors when evaluating the net realizable value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable value. Inventory write-downs are recorded as cost of revenues in the accompanying statements of income and were $10.2 million and $7.1 million, in the year ended December 31, 2022 and 2021, respectively.

Faulty products returned under our warranty policy are often refurbished and used as replacement units. Such products are written off upon receipt.

We do not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions that we use to record inventory at the lower of cost or net realizable value. However, if estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material.

See Notes 2j and Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to inventory valuation.

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

See Note 2n "Business Combination" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to business combination.

Intangible and other long-lived assets

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2022, we recorded impairment charge of $28.4 million mainly related to technology within the e-Mobility asset group and intangible assets within the Critical Power asset group.

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

See Notes 2.o and 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to intangible assets.

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

We complete the required annual testing of goodwill impairment for the reporting units in the fourth quarter of each year and accordingly, determines whether goodwill should be impaired. The Company recorded impairment charges of goodwill during the year 2022 in the amount of $90,104, related to the e-Mobility, Automation Machines and Critical Power reporting units.

See Notes 2q and 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.

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

See Note 2af to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to income taxes.

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

Foreign Currency Exchange Risk

Approximately 60.1%, 54.3% and 52.2% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel ("NIS"), Euro, and to a lesser extent, the South Korean Won ("KRW"). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $152.0 million for the year ended December 31, 2022. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $36.4 million for the year ended December 31, 2022.

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

We had cash and cash equivalents of 783.1 million and 530.1 million as of December 31, 2022 and 2021, respectively, which was held for working capital purposes. We had available-for-sale marketable securities with an estimated fair value of 886.6 million and 650.0 million as of December 31, 2022 and 2021, respectively. In addition, we had restricted bank deposits of 1.9 million as of December 31, 2022 and 2021.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For the year ended December 31, 2022, one major customer accounted for 18.5% of our total revenues, and as of December 31, 2022, three major customers accounted for approximately 42.2% of our consolidated trade receivables balance. For the year ended December 31, 2021, two major customers accounted for 30.9% of total revenues, and as of December 31, 2021, two major customers accounted for approximately  39.3%  of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials which are used in our products, including Copper, Lithium, Nickel and Cobalt. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition, and results of operations.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Description of the Matter
As described in Notes 2w and 13 to the consolidated financial statements, as of December 31, 2022, the warranty obligation was $385,057 thousand.

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

Auditing the management’s warranty obligations valuation of the solar business was complex and subject to judgment due to the significant estimations required in calculating its amount. In particular, the warranty obligations are subject to significant assumptions such as product failure rates, the average cost of products replacements and other warranty related costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the accounting for warranty obligations of solar business, including controls over management's review of the significant assumptions and data underlying the warranty obligations valuation.

To test the Company’s  warranty obligations our substantive audit procedures included, among others, look back analysis and testing the accuracy and completeness of the underlying data used in management's warranty obligations valuation assessment. We assessed the accuracy of historical data used in estimating forecasted failure rates, repair replacement ratios and other warranty related costs and compared them to actual warranty claims.

/s/ Kost Forer Gabbay & Kasierer
A Member of Ernst & Young Global

We have served as the Company's auditor since 2007.
Tel-Aviv, Israel
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SolarEdge Technologies Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, SolarEdge Technologies Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 22, 2023

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$783,112	$530,089
Marketable securities	241,117	167,728
Trade receivables, net of allowances of $3,202 and $2,626, respectively	905,146	456,339
Inventories, net	729,201	380,143
Prepaid expenses and other current assets	241,082	176,992
Total current assets	2,899,658	1,711,291
LONG-TERM ASSETS:
Marketable securities	645,491	482,228
Deferred tax assets, net	44,153	27,572
Property, plant and equipment, net	543,969	410,379
Operating lease right-of-use assets, net	62,754	47,137
Intangible assets, net	19,929	58,861
Goodwill	31,189	129,629
Other long-term assets	18,806	33,856
Total long-term assets	1,366,291	1,189,662
Total assets	$4,265,949	$2,900,953

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS (Cont.)
(in thousands, except per share data)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$459,831	$252,068
Employees and payroll accruals	85,158	74,465
Warranty obligations	103,975	71,480
Deferred revenues and customers advances	26,641	17,789
Accrued expenses and other current liabilities	214,112	109,379
Total current liabilities	889,717	525,181
LONG-TERM LIABILITIES:
Convertible senior notes, net	624,451	621,535
Warranty obligations	281,082	193,680
Deferred revenues	186,936	151,556
Finance lease liabilities	45,385	40,508
Operating lease liabilities	46,256	38,912
Other long-term liabilities	15,756	19,542
Total long-term liabilities	1,199,866	1,065,733
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of December 31, 2022 and December 31, 2021; issued and outstanding: 56,133,404 and 52,815,395 shares as of December 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	1,505,632	687,295
Accumulated other comprehensive loss	(73,109)	(27,319)
Retained earnings	743,837	650,058
Total stockholders’ equity	2,176,366	1,310,039
Total liabilities and stockholders’ equity	$4,265,949	$2,900,953

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues	$3,110,279	$1,963,865	$1,459,271
Cost of revenues	2,265,631	1,334,547	997,912
Gross profit	844,648	629,318	461,359
Operating expenses:
Research and development	289,814	219,633	163,123
Sales and marketing	159,680	119,000	95,985
General and administrative	112,496	82,196	63,119
Goodwill impairment and other operating expenses (income), net	116,538	1,350	(3,429)
Total operating expenses	678,528	422,179	318,798
Operating income	166,120	207,139	142,561
Financial income (expense), net	3,316	(19,915)	21,105
Other income	7,719	-	-
Income before income taxes	177,155	187,224	163,666
Income taxes	83,376	18,054	23,344
Net income	$93,779	$169,170	$140,322
Net basic earnings per share of common stock	$1.70	$3.24	$2.79
Net diluted earnings per share of common stock	$1.65	$3.06	$2.66
Weighted average number of shares used in computing net basic earnings per share of common stock	55,087,770	52,202,182	50,217,330
Weighted average number of shares used in computing net diluted earnings per share of common stock	58,100,649	55,971,030	52,795,476

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Net income	$93,779	$169,170	$140,322
Other comprehensive income (loss), net of tax:
Net change related to available-for-sale securities	(20,740)	(4,949)	(24)
Net change related to cash flow hedges	(2,635)	874	-
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(20,540)	(17,420)	-
Foreign currency translation adjustments, net	(1,875)	(9,681)	5,690
Total other comprehensive income (loss)	(45,790)	(31,176)	5,666
Comprehensive income	$47,989	$137,994	$145,988

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated other comprehensive Income (loss)	Retained earnings	Total
	Number	Amount
Balance as of December 31,2019	48,898,062	$5	$475,792	$(1,809)	$337,682	$811,670
Issuance of common stock upon exercise of stock-based awards	2,579,004	* -	16,671	-	-	16,671
Issuance of Common stock under employee stock purchase plan	83,870	* -	7,783	-	-	7,783
Stock based compensation	-	-	67,309	-	-	67,309
Equity component of convertible senior notes, net	-	-	36,336	-	-	36,336
Other comprehensive gain adjustments	-	-	-	5,666	-	5,666
Net income	-	-	-	-	140,322	140,322
Balance as of December 31,2020	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	$-	(36,336)	-	2,884	(33,452)
Issuance of common stock upon exercise of stock-based awards	1,204,861	* -	6,486	-	-	6,486
Issuance of Common stock under employee stock purchase plan	49,598	* -	10,661	-	-	10,661
Stock based compensation	-	-	102,593	-	-	102,593
Other comprehensive loss adjustments	-	-	-	(31,176)	-	(31,176)
Net income	-	-	-	-	169,170	169,170
Balance as of December 31,2021	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	940,880	* -	4,030	-	-	4,030
Issuance of Common stock under employee stock purchase plan	77,129	* -	17,863	-	-	17,863
Stock based compensation	-	-	145,919	-	-	145,919
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(45,790)	-	(45,790)
Net income	-	-	-	-	93,779	93,779
Balance as of December 31,2022	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$93,779	$169,170	$140,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	40,580	29,359	22,355
Amortization of intangible assets	9,096	10,176	9,479
Amortization of debt discount and debt issuance costs	2,916	2,903	3,185
Amortization of premium and accretion of discount on available-for-sale marketable securities, net	9,310	9,462	1,168
Impairment of goodwill and intangible assets	118,492	-	-
Stock-based compensation expenses	145,539	102,593	67,309
Gain from sale of privately held company	(7,719)	-	-
Deferred income taxes, net	(11,055)	(12,045)	(2,738)
Exchange rate fluctuations and other items, net	10,052	20,697	3,860
Changes in assets and liabilities:
Inventories, net	(341,085)	(43,051)	(149,661)
Prepaid expenses and other assets	(64,991)	(39,444)	(3,276)
Trade receivables, net	(457,610)	(247,723)	86,538
Trade payables, net	194,524	91,709	3,333
Employees and payroll accruals	26,238	26,519	18,315
Warranty obligations	120,169	60,524	32,274
Deferred revenues and customers advances	44,376	29,936	(21,438)
Accrued expenses and other liabilities, net	98,673	3,344	11,630
Net cash provided by operating activities	31,284	214,129	222,655
Cash flows from investing activities:
Proceed from sales and maturities of available-for-sale marketable securities	231,210	202,188	141,839
Purchase of property, plant and equipment	(169,341)	(149,251)	(126,790)
Investment in available-for-sale marketable securities	(507,171)	(579,377)	(223,705)
Investment in a privately-held company	-	(16,643)	-
Proceeds from sale of a privately-held company	24,362	-	-
Withdrawal from (investment in) bank deposits, net	-	60,096	(54,752)
Withdrawal from (investment in) restricted bank Deposits, net	(242)	798	25,267
Other investing activities	4,138	(2,022)	1,504
Net cash used in investing activities	$(417,044)	$(484,211)	$(236,637)

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from secondary public offering, net of issuance costs	$650,526	$-	$-
Repayment of bank loans	(138)	(16,073)	(15,595)
Proceeds from exercise of stock-based award	4,030	6,486	16,671
Tax withholding in connection with stock-based awards, net	3,023	(4,283)	4,829
Proceeds from issuance of convertible senior notes, net	-	-	617,869
Proceeds from bank loans	-	-	16,944
Other financing activities	(2,834)	(1,308)	(234)
Net cash provided by (used in) financing activities	654,607	(15,178)	640,484
Increase (decrease) in cash and cash equivalents	268,847	(285,260)	626,502
Cash and cash equivalents at the beginning of the period	530,089	827,146	223,901
Effect of exchange rate differences on cash and cash equivalents	(15,824)	(11,797)	(23,257)
Cash and cash equivalents at the end of the period	$783,112	$530,089	$827,146

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with corresponding lease liability	$46,004	$20,526	$29,623
Purchase of property, plant and equipment	$16,016	$10,781	$5,612

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$74,689	$45,977	$38,990

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
The financial statements of other Company’s subsidiaries whose functional currency is other than the U.S. dollar have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect as of the balance sheet date. Statements of income amounts have been translated using the date of the transaction or at the average exchange rate to for the relevant period.
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
Available-for-sale ("AFS") securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income (expenses), net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income (expenses), net.

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
The Company has not recorded credit losses for the years ended December 31, 2022, 2021 and 2020.
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

All gains and losses on investments in privately-held companies, realized and unrealized, are recognized in other income.
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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:
Year Ended December 31, 2022
Balance, at beginning of the period	$2,626
Increase in provision for expected credit losses	679
Amounts written off charged against the allowance and others	(103)
Balance, at end of the period	$3,202

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
k.Property, plant and equipment:
Property, plant and equipment are stated at cost, net of accumulated depreciation and government grants. Assets under construction represent the construction or development stage of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful life of the assets, at the following rates:
%
Buildings and plants	2.5-5.7 (mainly 2.5)
Computers and peripheral equipment	14.3-33.3 (mainly 33.3)
Office furniture and equipment	7-25 (mainly 7)
Machinery and equipment	9-33.3 (mainly 10)
Laboratory and testing equipment	7-20 (mainly 10)
Leasehold improvements	over the shorter of the lease term or useful economic life

l.   Government assistance

In 2020, SolarEdge Ltd, a wholly owned subsidiary of the Company, entered into an agreement with the Israeli Ministry of Economy and Industry to partially subsidize the construction of Sella 1, a factory for production of inverters and optimizers, in the amount of approximately $7,000.

In 2020, SolarEdge Korea (formerly Kokam), a wholly owned subsidiary of the Company, entered into an agreement with Chungcheongbuk-do province of South Korea to partially subsidize the construction of Sella 2, a factory for production of lithium-ion cells and batteries, in the amount of approximately $12,000.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The assistance is in the form of a cash subsidy, which the government will pay as a grant upon the satisfaction of predetermined construction completion milestones. When the defined milestones are reached and the right to receive a subsidy amount becomes virtually certain, the amount of the grant is recorded as a reduction of the related asset's value under “Property, plant and equipment, net”.

The Company recorded reduction of property, plant and equipment in the amount of $7,359 and $4,842 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company has a right to receive of $9,233 that has yet to be paid which was recorded under “Prepaid expenses and other current assets”.

m.Leases:

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
n.Business Combination:
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

o.Intangible Assets:
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
p.Impairment of long-lived assets:

The Company’s long-lived assets to be held and used, including ROU assets and identifiable intangible assets that are subject to amortization, other than goodwill, are reviewed for impairment in accordance with ASC 360 “Property, Plants and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such evaluation indicates that the carrying amount of the asset (or asset group) is not recoverable, the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value (see Note 8).

For the years ended December 31, 2022, 2021 and 2020, the Company recorded impairment charges of $29,037, $2,209 and $1,471, under Goodwill impairment and other operating expenses (income), net, respectively.
q.Goodwill:
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

(2)         If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized (see Note 9).

For the year ended December 31, 2022, the Company recorded impairment charges of goodwill in the amount of $90,104.

For the years ended December 31, 2021 and 2020, the Company did not record any impairment charges.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

r.Cloud computing arrangements:

In 2021, due to the growing size and complexity of the Company, the Company decided to implement a new global enterprise resource planning ("ERP") system, which will replace the Company's existing operating and financial systems. During the year ended December 31, 2022, the Company began implementing a cloud-based ERP system. The implementation is expected to occur in phases over the next several years.

The Company incurs costs to implement cloud computing arrangements ("CCA") that are hosted by third party vendors. Implementation costs associated with CCA are capitalized when incurred during the application development phase until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the contractual term of the cloud computing arrangement and are recognized as an operating expense within the consolidated statements of income. Capitalized amounts related to such arrangements are recorded within other long-term assets in the consolidated balance sheets. Cash payments for CCA implementation costs are classified as cash outflows from operating activities.

For the year ended December 31, 2022, the Company has capitalized implementation costs related to its upcoming ERP conversion in the amount of $3,457 and presented it under other long-term assets in the consolidated balance sheet.
s.Severance pay:
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

If applicable, severance costs are recorded in each entity in accordance with local laws and regulations.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded $17,202, $14,231 and $10,598 in severance expenses related to its employees, respectively.
t.Derivatives and Hedging:
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
To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year ended December 31, 2022, the Company instituted a foreign currency cash flow hedging program whereby portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts.
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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, as a financial income (expense), net..

The Company classifies cash flows related to its hedging as operating activities in its consolidated statement of cash flows.
u.Revenue recognition:
Revenues are recognized in accordance with ASC 606; revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that the Company expects in exchange for those goods or services.
The Company’s products and services consist mainly of (i) power optimizers, (ii) inverters, (iii) residential batteries, (iv) a related cloud-based monitoring platform, (v) communication services, (vi) warranty extension services, (vii) Lithium-ion cells and other storage solutions (viii) EV components, and (ix) automated machinery for manufacturing lines.
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
(2)Identify the performance obligations in the contract
At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations. The main performance obligations are the provisions of the following: providing of the Company’s products; cloud based monitoring services; extended warranty services and communication services. Depending on the shipping terms agreed with the customer, the Company may perform shipping and handling activities after the customer obtains control of the goods and revenue is recognized. The Company has elected to account for shipping and handling costs as activities to fulfill the promise to transfer the goods. As a result of this accounting policy election, the Company does not consider shipping and handling activities after the customer obtains control of the goods as promised services to its customers.

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
Accrual for rebates for direct customers is presented net of receivables. Accrual for sale incentives related to non-direct customers is presented under accrued expenses and other current liabilities. The Company accrued $176,706 and $152,717 for rebates and sales incentives as of December 31, 2022 and 2021, respectively.
When a contract provides a customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists.
As of December 31, 2022, the Company has not provided payment terms of more than a year.
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

Revenues from sales of products are recognized based on the transfer of control, which includes but is not limited to, the agreed International Commercial terms, or “INCOTERMS”. Revenues related to warranty extension services, cloud-based monitoring, and communication services are recognized over time on a straight-line basis.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

v.Cost of revenues:
Cost of revenues includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, direct and indirect manufacturing costs, shipping and handling, support, warranty expenses, provision for losses related to slow moving and dead inventory, personnel and logistics costs.
Shipping and handling costs, which amounted to $257,753, $116,574 and $101,597, for the years ended December 31, 2022, 2021 and 2020, respectively, are included in the cost of revenues in the consolidated statements of income. Shipping and handling costs include custom tariff charges and all other costs associated with the distribution of finished goods from the Company’s point of sale directly to its customers.
w.Warranty obligations:

The Company provides a product warranty for its solar segment related products as follows: a standard 10-year limited warranty for its residential batteries, a standard 12-year limited warranty for the majority of its inverters, that is extendable up to 25 years for an additional cost and a 25-year limited warranty for power optimizers.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

x.Convertible senior notes:
Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. The Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in an increase of retained earnings in the amount of $2,884, a decrease of an additional paid-in capital in the amount of $36,336, an increase of convertible senior notes, net, in the amount of $45,282 and a decrease of deferred tax liabilities, net, in the amount of $11,830. The impact of adoption of this standard on the Company’s earnings per share was immaterial.
The Company’s Convertible Senior Notes are included in the calculation of diluted Earnings Per Share (“EPS”) if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic non-cash interest expense net of tax associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS, unless the Notes are antidilutive (see Note 21).

y.Advertising costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of income. The Company incurred advertising expenses of $11,090, $6,323, and $4,199 for the years ended December 31, 2022, 2021, and 2020, respectively.
z.Research and development costs:
Research and development costs, are charged to the consolidated statement of income as incurred.
aa.Concentrations of credit risks:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, restricted bank deposits, marketable securities, trade receivables, derivative instruments and other accounts receivable.
Cash and cash equivalents, short-term bank deposits and restricted bank deposits are mainly invested in major banks in the U.S., Israel, Germany and Korea. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
The Company's debt marketable securities include investments in highly-rated corporate debentures (located mainly in U.S., Canada, France, UK, Cayman Islands and other countries) and governmental bonds. The financial institutions that hold the Company's debt marketable securities are major financial institutions located in the United States. The Company believes its debt marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in an issuer (see Note 2g.).
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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Company had one major customer (customers with attributable revenues that represents more than 10% of total revenues) for the year ended December 31, 2022, two major customers for the year ended December 31, 2021, and one major customer for the year ended December 31, 2020 that accounted for approximately 18.5%, 30.9%% and 14.8% of the Company’s consolidated revenues, respectively. All of the revenues from these customers were generated in the solar segment.

The Company had three major customers (customer with a balance that represents more than 10% of total trade receivables, net) as of December 31, 2022 and two major customers for the year ended December 31, 2021 that accounted in the aggregate for approximately 42.2% and 39.3%, of the Company’s consolidated trade receivables, net, respectively.
ab.Concentrations of supply risks:
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
As of December 31, 2022 and 2021, two contract manufacturers collectively accounted for 34.3% and 27.9% of the Company’s total trade payables, net, respectively.
In the second quarter of 2022, the Company announced the opening of “Sella 2”, a two gigawatt-hour (GWh) Li-Ion battery cell manufacturing facility located in South Korea. Sella 2 is in the ramp-up phase, that is expected to continue throughout  2023. Sella 2 is the Company's second owned manufacturing facility following the establishment of Sella 1 in 2020. Sella 1 is the Company's manufacturing facility in the North of Israel that produces power optimizers and inverters for the Company's solar activities.
ac.Fair value of financial instruments:
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
Assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 are comprised of money market funds, derivative instruments and marketable securities (see Note 12).
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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A three-tiered fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1      -Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2      -Include other inputs that are directly or indirectly observable in the marketplace.
Level 3      -Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
ad.Stock-based compensation:
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

The Company selected the Black-Scholes-Merton option-pricing model as the most appropriate fair value method for its stock-option awards and Employee Stock Purchase Plan (“ESPP”). The option-pricing model requires a number of assumptions, of which the most significant are the fair market value of the underlying common stock, expected stock price volatility, and the expected option term. Expected volatility for stock-option awards and ESPP was calculated based upon the Company’s stock prices. The expected term of options granted is based upon historical experience and represents the period between the options’ grant date and the expected exercise or expiration date. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company does not use dividend yield rate since the Company has not declared or paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.
A modification of the terms of a stock-based award is treated as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The fair value for options granted to employees and ESPP in the years ended December 31, 2022, 2021 and 2020, is estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2022	2021	2020
Employee Stock Options (1)
Risk-free interest	-	0.43%	1.73%
Dividend yields	-	0%	0%
Volatility	-	60.74%	58.98%
Expected option term in years	-	5.48	6.00
Estimated forfeiture rate	-	0%	0%
ESPP
Risk-free interest	1.64% - 4.70%	0.03% - 0.10%	0.09% - 1.63%
Dividend yields	0%	0%	0%
Volatility	71.28% - 71.97%	48.39% - 76.05%	55.95% - 92.57%
Expected term	6 months	6 months	6 months
PSU
Risk-free interest	1.77%	-	-
Dividend yields	0%	-	-
Volatility	67.42%	-	-
Expected term	1 - 3 years	-	-
(1) No new options were granted in 2022.
ae.Earnings per share
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
af.Income taxes:
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
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes they will not be realized. The Company considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions.

Tax has not been recorded for (a) taxes that would apply in the event of disposal of investments in subsidiaries, as it is generally the Company’s intention to hold these investments, not to realize them; and (b) taxes that would apply on the distribution of unremitted earnings from foreign subsidiaries, as these are retained for reinvestment in the Group.

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
ag.New accounting pronouncements not yet effective:
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
ah.Recently issued and adopted pronouncements:
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and will apply this new guidance to all business combinations consummated subsequent to this date. Currently, this ASU has no impact on the Company's consolidated financial statements.
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. Under ASU 2021-10, the accounting entities with transactions with a government that are accounted for by analogy to a grant or contribution accounting model are required to annually disclose certain information regarding the transaction including: (i) nature and related accounting policy used; (ii) line items on the balance sheet and income statement affected by the transactions; (iii) amounts applicable to each line item; and (iv) significant terms and conditions. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this ASU has a minor impact on the disclosures to the annual consolidated financial statements.
ai.Certain prior period amounts have been reclassified to conform to the current period presentation.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2022:
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$222,482	$-	$(4,657)	$217,825
Governmental bonds	23,845	-	(553)	23,292
	246,327	-	(5,210)	241,117
Available for-sale – matures after one year:
Corporate bonds	657,238	80	(26,460)	630,858
Governmental bonds	15,250	-	(617)	14,633
	672,488	80	(27,077)	645,491
Total	$918,815	$80	$(32,287)	$886,608

The following is a summary of available-for-sale marketable securities at December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$160,462	$23	$(320)	$160,165
Governmental bonds	7,576	-	(13)	7,563
	168,038	23	(333)	167,728
Available for-sale – matures after one year:
Corporate bonds	474,412	9	(5,580)	468,841
Governmental bonds	13,506	-	(119)	13,387
	487,918	9	(5,699)	482,228
Total	$655,956	$32	$(6,032)	$649,956

Proceeds from maturity of available-for-sale marketable securities during the years ended December 31, 2022, 2021 and 2020, were $201,974, $187,375 and $141,839, respectively.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2022 were $29,236, which led to realized losses of $434.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 4: INVENTORIES, NET

	As of December 31,
	2022	2021
Raw materials	$503,257	$247,386
Work in process	23,407	13,863
Finished goods	202,537	118,894
	$729,201	$380,143

The Company recorded inventory write-downs of $10,170, $7,142 and $8,864 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2022	2021
Vendor non-trade receivables (*)	$147,597	$71,041
Government authorities	55,670	63,440
Prepaid expenses and other	37,815	42,511
	$241,082	$176,992

(*) Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues (see Note 19b).
NOTE 6: PROPERTY, PLANT AND EQUIPMENT, NET
	As of December 31,
	2022	2021
Cost:
Land	$13,070	$13,829
Buildings and plants	152,218	62,519
Computers and peripheral equipment	46,376	44,960
Office furniture and equipment	10,911	10,772
Laboratory and testing equipment	58,454	41,365
Machinery and equipment	315,155	201,406
Leasehold improvements	85,147	73,991
Assets under construction and payments on account	47,168	112,037
Gross property, plant and equipment	728,499	560,879
Less - accumulated depreciation	184,530	150,500
Total property, plant and equipment, net	$543,969	$410,379
Depreciation expenses for the years ended December 31, 2022, 2021 and 2020, were $40,580, $29,359 and $22,355, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 7: LEASES

The following table summarizes the Company’s lease-related assets and liabilities recorded in the consolidated balance sheets:

Description	Classification on the consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets, net of lease incentive obligation	Operating lease right-of use assets, net	$62,754	$47,137
Finance lease assets	Property, plant and equipment, net	52,934	41,758
Total lease assets		$115,688	$88,895
Liabilities:
Operating leases short term	Accrued expenses and other current liabilities	$16,183	$12,728
Finance leases short term	Accrued expenses and other current liabilities	3,263	1,875
Operating leases long term	Operating lease liabilities	46,256	38,912
Finance leases long term	Finance lease liabilities	45,385	40,508
Total lease liabilities		$111,087	$94,023

The following table presents certain information related to the operating and finance leases:

	Year ended December 31,
	2022	2021
Finance leases:
Finance lease cost	$4,196	$2,065
Weighted average remaining lease term in years	16.28	16.43
Weighted average annual discount rate	2.30%	1.93%
Operating leases:
Operating lease cost	$15,901	$14,890
Weighted average remaining lease term in years	8.33	10.25
Weighted average annual discount rate	2.17%	1.68%

The following table presents supplemental cash flows information related to the lease costs for operating and finance leases:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$16,343	$14,890
Operating cash flows for finance leases	$420	$523
Financing cash flows for finance leases	$2,834	$1,293

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years of the operating and finance lease liabilities recorded in the consolidated balance sheets:

	Operating Leases	Finance Leases
2023	$16,330	$3,298
2024	14,746	3,369
2025	7,338	3,539
2026	4,246	3,539
2027	3,285	4,083
Thereafter	22,085	40,445
Total lease payments	$68,030	$58,273
Less amount of lease payments representing interest	(5,591)	(9,625)
Present value of future lease payments	$62,439	$48,648
Less current lease liabilities	(16,183)	(3,263)
Long-term lease liabilities	$46,256	$45,385

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 8: INTANGIBLE ASSETS, NET

In June 2022, the Company decided to discontinue its stand-alone uninterrupted power supply activities or UPS (“Critical Power”). The Company recorded a loss in the amount of $1,226 pertaining to Critical Power's current technology and customer relationships.

In October 2022, following the e-Mobility and Automation Machines reporting unit’s goodwill analysis, an impairment test for long-lived assets was performed. The test included comparing the sum of the estimated undiscounted future cash flow attributable to the identified assets group and its carrying amounts, and recognizing an impairment for the amount to which the carrying amount exceeds the fair value of the assets groups. As a result, the Company recorded a current technology impairment of $26,917 related to e-Mobility's asset group and a $245 trade name impairment related to Automation Machines' asset group. The impairments are recorded under Goodwill impairment and other operating expenses (income), net in the consolidated statement of income.

Acquired intangible assets consisted of the following as of December 31, 2022, and 2021:

	As of December 31,
	2022	2021
Intangible assets with finite lives:
Current Technology	$29,196	$74,976
Customer relationships	2,958	3,946
Trade names	3,287	3,929
Assembled workforce	3,575	3,575
Patents	1,400	1,400
Gross intangible assets	40,416	87,826
Less - accumulated amortization	(20,487)	(28,965)
Total intangible assets, net	$19,929	$58,861

Amortization expenses for the years ended December 31, 2022, 2021 and 2020, were $9,096, $10,176 and $9,479, respectively.

Expected future amortization expenses of intangible assets as of December 31, 2022 are as follows:

2023	$5,736
2024	5,717
2025	3,890
2026	3,826
2027	558
2028 and thereafter	202
$19,929

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 9: GOODWILL

Goodwill is tested for impairment annually in the fourth quarter of each year and is examined between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

In June 2022, the Company decided to discontinue its stand-alone Critical Power activities. The Company recorded a loss in the amount of $2,782 pertaining to Critical Power's goodwill.

The Company completed its annual goodwill impairment test in the fourth quarter of 2022 for all reporting units and determined the following:

Qualitative assessment of the Company’s storage reporting unit was performed in order to determine whether it is necessary to conduct the quantitative goodwill impairment test. Based on the results, the Company believes that it is more likely than not that the fair value of said reporting unit is greater than its carrying value and therefore a quantitative goodwill impairment test was not performed, and no goodwill impairment was recorded.

Due to impairment indicators of the e-Mobility reporting unit, which include, among other things, a shift in the Company's strategy that may result in a decline of the projected growth forecasted at the time of acquisition, the Company performed a quantitative goodwill impairment test. As a result, the Company recorded goodwill impairment in the amount of $80,534 which is presented under Goodwill impairment and other operating expenses (income), net in the consolidated statement of income.

In addition, a quantitative test has also been performed for the Automation Machines reporting unit due to indicators of impairment identified, which include, among other things, managerial changes and a decline in the overall financial performance compared with past projections. As a result, the Company recorded goodwill impairment in the amount of $6,788, which was recorded under Goodwill impairment and other operating expenses (income), net in the consolidated statement of income.

The fair value of the reporting units was estimated using a discounted cash flow analysis. When performing this analysis, the Company also considered multiples of earnings from comparable public companies. The decline in fair value primarily resulted from an increased discount rate and reduced estimated future cash flows.

The following summarizes the goodwill activity for the year ended December 31, 2022, and 2021:

	Solar	All other	Total
Goodwill at December 31, 2020	$33,255	$107,224	$140,479
Changes during the year:
Foreign currency adjustments	(2,750)	(8,100)	(10,850)
Goodwill at December 31, 2021	30,505	99,124	129,629
Changes during the year:
Foreign currency adjustments	(1,737)	(6,599)	(8,336)
Accumulated impairment losses	-	(90,104)	(90,104)
Goodwill at December 31, 2022	$28,768	$2,421	$31,189

As of December 31, 2022 there were $90,104 accumulated goodwill impairment losses. As of December 31, 2021 and 2020 there were no accumulated goodwill impairment losses.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 10:       INVESTMENT IN PRIVATELY-HELD COMPANY

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

On July 20, 2022, the Company completed the sale of its investment in AutoGrid for proceeds of $24,362, thus recognizing a gain of $7,719 which was recorded in the statement of income under "Other income".

Investments in privately-held companies are included within other long-term assets in the consolidated balance sheets. As of December 31, 2022, the Company had no investments in privately-held companies. As of December 31, 2021, the carrying value of investments in privately-held companies was $16,643.

No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified up to the date of the sale.

NOTE 11:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2022, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) for NIS in the amount of approximately NIS 194 million and NIS 18 million, respectively.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	December 31, 2022	December 31, 2021
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$-	$992
Non-designated hedges	Prepaid expenses and other current assets	-	3,017
Total derivative assets		$-	$4,009
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(1,874)	$-
Non-designated hedges	Accrued expenses and other current liabilities	-	(169)
Total derivative liabilities		$(1,874)	$(169)

Gains (losses) on derivative instruments recognized in the consolidated statements of income are summarized below:

	Year ended December 31,
	2022	2021	2020	Affected line item
Foreign exchange contracts
Non Designated Hedging Instruments	$4,716	$9,417	$(4,013)	Financial income (expense), net

See Note 20 for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive loss.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Gains (losses) on derivative instruments recognized in the consolidated statements of comprehensive income were as follows:

	Year ended December 31
	2022	2021	2020
Foreign exchange contracts:
Designated Hedging Instruments	$(8,965)	$3,289	$966

As of December 31, 2022, the Company estimates that all of the net derivative losses related to the Company's foreign exchange cash flow hedges included in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.

NOTE 12: FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its cash equivalents and marketable securities, at fair value using the market approach valuation technique. Cash and cash equivalents are classified within Level 1 because these assets are valued using quoted market prices. Marketable securities and foreign currency derivative contracts are classified within level 2 due to these assets being valued by alternative pricing sources and models utilizing market observable inputs.

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2022 and 2021 by level within the fair value hierarchy:
	Fair Value Hierarchy	Fair value measurements as of
Description		December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents:
Cash	Level 1	$695,004	$508,389
Money market mutual funds	Level 1	$25,149	$21,680
Deposits	Level 1	$62,959	$20
Derivative instruments	Level 2	$-	$4,009
Short-term marketable securities:
Corporate bonds	Level 2	$217,825	$160,165
Governmental bonds	Level 2	$23,292	$7,563
Long-term marketable securities:
Corporate bonds	Level 2	$630,858	$468,841
Governmental bonds	Level 2	$14,633	$13,387
Liabilities:
Derivative instruments	Level 2	$(1,874)	$(169)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements. The implied fair values of the e-Mobility and Automation Machines reporting units were estimated using the discounted cash flow approach (see Notes 8 and 9). The inputs to these models are considered Level 3.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 13: WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022	2021	2020
Balance, at the beginning of the period	$265,160	$204,994	$172,563
Additions and adjustments to cost of revenues	239,401	150,684	102,832
Usage and current warranty expenses	(119,504)	(90,518)	(70,401)
Balance, at end of the period	385,057	265,160	204,994
Less current portion	(103,975)	(71,480)	(62,614)
Long term portion	$281,082	$193,680	$142,380

NOTE 14: DEFERRED REVENUES

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenues during the period are as follows:

	December 31,
	2022	2021	2020
Balance, at the beginning of the period	$169,345	$140,020	$160,797
Revenue recognized	(23,017)	(26,093)	(72,046)
Increase in deferred revenues and customer advances	67,249	55,418	51,269
Balance, at the end of the period	213,577	169,345	140,020
Less current portion	(26,641)	(17,789)	(24,648)
Long term portion	$186,936	$151,556	$115,372

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022:
2023	$26,641
2024	10,891
2025	10,160
2026	9,691
2027	7,565
Thereafter	148,629
Total deferred revenues	$213,577

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 15: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2022	2021
Accrued expenses	$117,638	$57,158
Government authorities	67,514	22,631
Operating lease liabilities	16,183	12,728
Accrual for sales incentives	6,790	3,048
Provision for legal claims	43	11,622
Other	5,944	2,192
Total accrued expenses and other current liabilities	$214,112	$109,379

NOTE 16: CONVERTIBLE SENIOR NOTES

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Convertible Senior Notes consisted of the following as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(8,049)	(10,965)
Net carrying amount	$624,451	$621,535

Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach and therefore the Company did not record amortized debt discount costs related to the Notes in the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, the Company recorded amortized debt discount costs related to the Notes in the amount of $2,480.

For the years ended December 31, 2022, 2021 and 2020 the Company recorded amortized debt issuance costs related to the Notes in the amount of $2,916, $2,903 and $3,185, respectively.

As of December 31, 2022, the issuance costs of the Notes will be amortized over the remaining term of approximately 2.7 years.

The annual effective interest rate of the liability component following the adoption of ASU 2020-06 is 0.47%.

As of December 31, 2022, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $831. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2022, the if-converted value of the Notes exceeded the principal amount by $12,452.

NOTE 17: OTHER LONG TERM LIABILITIES

	As of December 31,
	2022	2021
Tax liabilities	$3,830	$5,105
Accrued severance pay	9,848	10,632
Other	2,078	3,805
	$15,756	$19,542

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
c. Equity Incentive Plans:
The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of December 31, 2022, a total of 18,047,085 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 9,410,816 shares are still available for future grants.
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
In 2021, the Company has also committed to issuing additional shares, which are subject to resale registration rights and which carry certain performance conditions (including business performance targets and a continued service relationship with the Company) and are treated as PSUs for accounting purposes.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of December 31, 2022, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

A summary of the activity in stock options and related information is as follows:
	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2021	474,280	$44.68	5.22	$112,479
Exercised	(135,008)	29.77	-	-
Forfeited or expired	(243)	5.01	-	-
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Vested and expected to vest as of December 31, 2022	338,345	$50.45	4.85	$79,315
Exercisable as of December 31, 2022	300,865	$38.52	4.58	$73,875

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $37,948, $65,668, and $251,564, respectively.

There were no options granted in 2022.

The weighted average grant date fair value of options granted to employees and directors during the years ended December 31, 2021 and 2020, was $168.71 and $62.11, respectively.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2022	1,759,972	$189.25
Granted	683,548	266.06
Vested	(805,872)	131.79
Forfeited	(149,133)	214.65
Unvested as of December 31, 2022	1,488,515	$232.05

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of January 1, 2022	108,595	$296.40
Granted	40,637	294.48
Unvested as of December 31, 2022	149,232	$295.88

d. Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of December 31, 2022, total of 3,662,737 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of December 31, 2022, 738,876 shares of common stock had been purchased under the ESPP.

As of December 31, 2022, 2,923,861 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

e. Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the years ended December 31, 2022, 2021 and 2020, as follows:

	Year ended December 31,
	2022	2021	2020
Cost of revenues	$21,818	$18,743	$11,082
Research and development	63,211	45,424	27,048
Selling and marketing	31,017	22,834	19,413
General and administrative	29,493	15,592	9,766
Total stock-based compensation expenses	$145,539	$102,593	$67,309

For the year ended December 31, 2022, the Company capitalized $380 stock-based compensation related to the ERP implementation within other long-term assets in the consolidated balance sheets for the year ended December 31, 2022. In 2021 and 2020 the Company did not capitalize any stock-based compensation expenses.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The total tax benefit associated with share-based compensation for the year ended December 31, 2022, 2021 and 2020 was $7,747, $19,113 and $7,847, respectively. The tax benefit realized from share-based compensation for the year ended December 31, 2022, 2021 and 2020 was $10,171, $13,379 and $11,263, respectively.

As of December 31, 2022, there were total unrecognized compensation expenses in the amount of $343,473 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from October 1, 2022 through November 30, 2026.

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of December 31, 2022, contingent liabilities exist regarding guarantees in the amounts of $5,655 and $1,372 in respect of office rent lease agreements and customs and other transactions, respectively.

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

As of December 31, 2022, the Company had non-cancelable purchase obligations totaling approximately $1,590,229, out of which the Company recorded a provision for loss in the amount of $7,002.

As of December 31, 2022, the Company had contractual obligations for capital expenditures totaling approximately $73,955. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process as well as capital expenditures associated with the construction of Sella 2, the Company’s second lithium-ion cell and battery factory in Korea.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringed on  two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $5,866) for both patents. The Company challenged the validity of both patents. With respect to one of the claims, in October 2020, the German Patent Court rendered the SMA patent invalid, the invalidity was appealed by SMA and in January 2023, the German Supreme Court upheld the finding of invalidity. With respect to the other claim, in November 2019, the first instance court stayed the infringement proceedings since it considered it to be highly likely that the second SMA patent would also be rendered invalid. In August 2021, the German Patent Court rendered SMA's second patent invalid, and this invalidity has been appealed by SMA and a hearing is pending. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend against the remaining lawsuit.

On July 28, 2022, the Company was served with complaints filed by Ampt LLC in the International Trade Commission (the “Commission”) pursuant to Section 337 of the Tariff Act of 1930, as amended, in the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd. On October 24, 2022, the complaint filed in the District Court of Delaware was administratively stayed until the Commission's action is resolved. The Company believes that it has meritorious defenses to the complaints and intend to vigorously defend against them.

On November 3, 2022, the Company received notice that a class action lawsuit was filed in the U.S District Court or the Southern District of New York against the Company, SolarEdge Technologies Ltd., the Company’s CEO and the Company’s CFO, by a purported stockholder of the Company, alleging violations of the Federal Securities Act in connection with complaints filed against the Company by Ampt LLC, detailed above. On February 14, 2023, the lawsuit was voluntarily withdrawn by the plaintiffs and dismissed by the court.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 20: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance as of January 1, 2020	$264	$—	$—	$(2,073)	$(1,809)
Revaluation	45	1,101	—	5,690	6,836
Tax on revaluation	(69)	(135)		—	(204)
Other comprehensive income (loss) before reclassifications	(24)	966	—	5,690	6,632
Reclassification	—	(1,101)	—	—	(1,101)
Tax on reclassification	—	135	—	—	135
Gains reclassified from accumulated other comprehensive income	—	(966)	—	—	(966)
Net current period other comprehensive income (loss)	(24)	—	—	5,690	5,666
Ending balance as of December 31, 2020	$240	$—	$—	$3,617	$3,857
Revaluation	(6,283)	3,735	(17,420)	(9,681)	(29,649)
Tax on revaluation	1,346	(446)	—	—	900
Other comprehensive income (loss) before reclassifications	(4,937)	3,289	(17,420)	(9,681)	(28,749)
Reclassification	(16)	(2,742)	—	—	(2,758)
Tax on reclassification	4	327	—	—	331
Gains reclassified from accumulated other comprehensive income	(12)	(2,415)	—	—	(2,427)
Net current period other comprehensive income (loss)	(4,949)	874	(17,420)	(9,681)	(31,176)
Ending balance as of December 31, 2021	$(4,709)	$874	$(17,420)	$(6,064)	$(27,319)
Revaluation	(26,944)	(9,890)	(20,540)	(1,875)	(59,249)
Tax on revaluation	5,583	925	—	—	6,508
Other comprehensive loss before reclassifications	(21,361)	(8,965)	(20,540)	(1,875)	(52,741)
Reclassification	736	7,024	—	—	7,760
Tax on reclassification	(115)	(694)	—	—	(809)
Losses reclassified from accumulated other comprehensive income	621	6,330	—	—	6,951
Net current period other comprehensive loss	(20,740)	(2,635)	(20,540)	(1,875)	(45,790)
Ending balance as of December 31, 2022	$(25,449)	$(1,761)	$(37,960)	$(7,939)	$(73,109)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement of Income
	2022	2021	2020
Unrealized gains (losses) on available-for-sale marketable securities
	$(736)	$16	$-	Financial income (expenses), net
	115	(4)	-	Income taxes
	$(621)	$12	$-	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges
	(801)	333	189	Cost of revenues
	(4,142)	1,645	623	Research and development
	(959)	334	136	Sales and marketing
	(1,122)	430	153	General and administrative
	$(7,024)	$2,742	$1,101	Total, before income taxes
	694	(327)	(135)	Income taxes
	(6,330)	2,415	966	Total, net of income taxes
Total reclassifications for the period	$(6,951)	$2,427	$966

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 21: EARNINGS PER SHARE

The following table presents the computation of basic and diluted EPS attributable to SolarEdge Technologies Inc.:

	Year ended December 31,
	2022	2021	2020
Basic EPS:
Numerator:
Net income	$93,779	$169,170	$140,322
Denominator:
Shares used in computing net earnings per share of common stock, basic	55,087,770	52,202,182	50,217,330
Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$93,779	$169,170	$140,322
Notes due 2025	2,203	2,134	-
Net income attributable to common stock, diluted	$95,982	$171,304	$140,322
Denominator:
Shares used in computing net earnings per share of common stock, basic	55,087,770	52,202,182	50,217,330
Notes due 2025	2,276,818	2,276,818	-
Effect of stock-based awards	736,061	1,492,030	2,578,146
Shares used in computing net earnings per share of common stock, diluted	58,100,649	55,971,030	52,795,476

Shares excluded from the calculation of diluted net EPS due to their anti-dilutive effect	207,980	132,133	715,510

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 22: GOODWILL IMPAIRMENT AND OTHER OPERATING EXPENSES (INCOME), NET

	Year ended December 31,
	2022	2021	2020
Impairment of goodwill [1]	$90,104	$-	$-
Impairment of long-lived assets [2]	29,037	2,209	1,471
Sale of assets	(2,603)	-	-
SolarEdge Korea (formerly Kokam) purchase escrow [3]	-	(859)	(4,900)
Total goodwill impairment and other operating expenses (income)	$116,538	$1,350	$(3,429)

1 In June 2022, the Company decided to discontinue its stand-alone Critical Power activities. The Company recorded a loss related to its Critical Power business in the amount of $2,782 (see Note 9). In addition, in October 2022, as a result of an impairment test performed on the e-Mobility and Automation Machines reporting units, the Company recorded a loss of $80,534 and $6,788, respectively (see Note 9).

2 In October 2022, the Company recorded a loss of $26,917 and $245 as a result of an impairment test performed on e-Mobility and Automation Machines, respectively, a loss of $1,226 due to the discontinuance of Critical Power activities (see Note 8) and other miscellaneous items.

3 In the year ended December 31, 2021, the Company received a payment of $859 out of the SolarEdge Korea (formerly Kokam) acquisition escrow, with regards to a working capital adjustment. In the year ended December 31, 2020, the Company was indemnified for an amount of $4,900 out of the escrow, with regards to a legal claim of SolarEdge Korea (formerly Kokam) that was settled in arbitration.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 23:INCOME TAXES
a.       Tax rates in the U.S:
The Company is subject to U.S. federal tax at the rate of 21%.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law making significant changes to U.S. income tax law. These changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years 2018 onwards and created new taxes on certain foreign-sourced earnings and certain related-party payments - the Global Intangible Low Taxed Income (“GILTI”). Furthermore, changes introduced by the Tax Act to Section 174 of the Internal Revenue Code, that came into effect on January 1, 2022, require taxpayers to amortize research and development expenditures over five years (if expensed by a U.S. entity) or fifteen years (if expensed by non-U.S. entities), thereby increasing taxable income and payable tax.

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
b.       Corporate tax in Israel:
The taxable income of Israeli companies is subject to corporate tax at the rate of 23%. The Israeli subsidiary is also eligible for tax benefits as further described in note 23.j.
c.      Carryforward tax losses:
As of December 31, 2022, the foreign subsidiaries have carryforward tax losses of $83,391 which does not have an expiration date.
d.     Deferred taxes:
Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2022	2021
Deferred tax assets, net:
Research and Development carryforward expenses	$9,335	$2,479
Carryforward tax losses(1)	19,916	19,635
Stock based compensation expenses	9,863	12,140
Deferred revenue	8,954	8,078
Lease liabilities	6,520	11,168
Inventory Impairment	627	1,326
Allowance and other reserves	30,242	10,229
Total Gross deferred tax assets, net	$85,457	$65,055
Less, Valuation Allowance	(23,777)	(14,648)
Total deferred tax assets, net	$61,680	$50,407
Deferred tax liabilities, net:
Intercompany transactions	$(6,292)	$(6,099)
Right-of-use assets	(6,618)	(10,486)
Purchase price allocation	(4,617)	(6,406)
Total deferred tax liabilities, net	$(17,527)	$(22,991)
Recorded as:
Deferred tax assets, net	$44,153	$27,572
Deferred tax liabilities, net	-	(156)
Net deferred tax assets	$44,153	$27,416

(1) Related to deferred tax assets that would only be realizable upon the generation of net income in certain foreign jurisdictions.

The Company’s Israeli subsidiary’s tax-exempt profit from Benefited Enterprises (as defined in note 23.j) is permanently reinvested, Therefore, deferred taxes have not been provided for such tax-exempt income.

The Company may incur additional tax liability in the event of intercompany dividend distributions by some of its subsidiaries. Such additional tax liability in respect of these subsidiaries has not been provided for in the Financial Statements as the Company’s management and the Board of Directors has determined that the Company intends to reinvest earnings of its subsidiaries indefinitely.

e.      Uncertain tax positions are comprised as follows:
	December 31,
	2022	2021	2020
Balance, at the beginning of the period	$2,192	$10,564	$9,532
Increases related to current year tax positions	564	635	757
Increase for tax positions related to prior years	-	-	275
Decreases related to prior year tax positions	-	(9,007)	-
Balance, at end of the period	$2,756	$2,192	$10,564

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The total amount of gross unrecognized tax benefits above would affect the Company's effective tax rate, if recognized.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were not material as of December 31, 2022, 2021 and 2020.
It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by an insignificant amount in the next 12 months, primarily due to the lapse of the statute of limitations.

f.      Income before income taxes are comprised as follows:

	Year ended December 31,
	2022	2021	2020
Domestic	$47,324	$13,659	$33,909
Foreign	129,831	173,565	129,757
Income before income taxes	$177,155	$187,224	$163,666

g.     Income taxes (tax benefit) are comprised as follows:

	Year ended December 31,
	2022	2021	2020
Current taxes:
Domestic	$56,957	$(7,872)	$1,842
Foreign	37,473	37,564	24,936
Total current taxes	94,430	29,692	26,778
Deferred taxes:
Domestic	(8,954)	(3,682)	2,794
Foreign	(2,100)	(7,956)	(6,228)
Total deferred taxes	(11,054)	(11,638)	(3,434)
Income taxes, net	$83,376	$18,054	$23,344

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A reconciliation between the theoretical tax expense and the actual tax expense as reported in the consolidated statements of income is as follows:
	Year ended December 31,
	2022	2021	2020
Statutory tax rate	21%	21%	21%
Effect of:
Income tax at rate other than the U.S. statutory tax rate	(10.8)%	(7.4)%	(6.9)%
Losses and timing differences for which valuation allowance was provided	5.2%	2.7%	4.4%
Prior year income taxes (benefit)	2.9%	(4.4)%	(0.4)%
R&D Capitalization and other effects of TCJA	18.9%	0.1%	-%
Disallowable and allowable deductions	13.2%	2.0%	(2.6)%
Other individually immaterial income tax items, net	(3.3)%	(4.4)%	(1.3)%
Effective tax rate	47.1%	9.6%	14.2%
i.       Tax assessments:
The Israeli tax authorities issued a tax order for tax year 2016 and tax assessments for tax years 2017 and 2018 against the Company’s Israeli subsidiary, challenging the subsidiary's positions on several issues. The Israeli subsidiary has protested the order before the Central District Court in Israel and appealed the tax assessments.
The Company believes it has adequately provided for these items, however adverse results could have a material impact on the Company’s financial statements.
As of December 31, 2022, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2018.
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
Through December 31, 2022, the Israeli subsidiary had generated income under the provision of the Investments Law.
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
A PTE, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property, or 6% if its annual revenues exceed NIS 10 billion. The Israeli subsidiary notified the ITA of its election to implement the PTE with effect from January 1, 2019, and its PTE income was subject to a 12% tax rate in the years 2019-2021, and in 2022 to a 6% tax rate as the group surpassed NIS 10 billion revenues threshold.
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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 24:  FINANCIAL INCOME (EXPENSE), NET

	Year ended December 31,
	2022	2021	2020
Exchange rate (loss) gain, net	$(1,547)	$(22,493)	$33,065
Interest income on marketable securities	10,551	2,973	3,750
Convertible note	(2,916)	(2,903)	(3,185)
Hedging	4,716	9,417	(4,013)
Financing component expenses related to ASC 606	(7,038)	(5,771)	(4,887)
Bank charges	(1,584)	(1,991)	(2,048)
Interest income, net	1,402	183	67
Other	(268)	670	(1,644)
Total financial income (expenses), net	$3,316	$(19,915)	$21,105

NOTE 25: SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

a.            Segment Information:

Following the discontinuation of Critical Power in June 2022, the Company operates in four different operating segments: Solar, Energy Storage, e-Mobility and Automation Machines.

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

Segment profit is comprised of gross profit for the segment less operating expenses that do not include amortization and impairment of purchased intangible assets, stock based compensation expenses and certain other items.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The “All other” category includes the design, development, manufacturing and sales of energy storage products, e-Mobility products, UPS products and automated machines

The following table presents information on reportable segments profit (loss) for the period presented:

	Year ended December 31,
	2022		2021		2020
	Solar	All other	Solar	All other	Solar	All other
Revenues	$2,921,175	$188,490	$1,787,280	$176,167	$1,357,261	$102,804
Cost of revenues	2,050,147	181,923	1,136,896	169,582	882,420	95,280
Gross profit	871,028	6,567	650,384	6,585	474,841	7,524
Research and development	196,381	29,016	143,173	30,506	110,567	25,417
Sales and marketing	118,154	9,687	85,309	9,930	66,823	8,562
General and administrative	69,631	13,001	53,156	13,536	41,723	10,389
Segments profit (loss)	$486,862	$(45,137)	$368,746	$(47,387)	$255,728	$(36,844)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Year ended December 31,
	2022	2021	2020
Solar segment revenues	$2,921,175	$1,787,280	$1,357,261
All other segment revenues	188,490	176,167	102,804
Revenues from financing component	614	418	-
Inter-segment revenues	-	-	(794)
Consolidated revenues	$3,110,279	$1,963,865	$1,459,271

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Year ended December 31,
	2022	2021	2020
Solar segment profit	$486,862	$368,746	$255,728
All other segment loss	(45,137)	(47,387)	(36,844)
Segments operating profit	441,725	321,359	218,884
Amounts not allocated to segments:
Stock based compensation expenses	(145,539)	(102,593)	(67,309)
Amortization and depreciation of acquired assets	(9,478)	(10,812)	(9,336)
Impairment of goodwill and long-lived assets	(119,141)	-	-
Disposal of assets related to Critical Power	(4,314)	-	-
Other unallocated income (expenses), net	2,867	(815)	322
Consolidated operating income	$166,120	$207,139	$142,561

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

b.            Revenues by geographic, based on Customers’ location:

	Year ended December 31,
	2022	2021	2020
United States	$1,133,798	$786,019	$613,090
Europe(*)	528,197	297,684	233,583
Germany	449,160	191,066	118,350
Netherlands	382,226	222,103	199,498
Italy	330,565	181,644	74,598
Rest of the world	286,333	285,349	220,152
Total revenues	$3,110,279	$1,963,865	$1,459,271

(*) Except for Germany, Netherlands and Italy

c.            Revenues by type:

	Year ended December 31,
	2022	2021	2020
Inverters	$1,137,142	$828,101	$641,799
Optimizers	1,135,040	828,542	625,465
Residential batteries	429,119	19,531	-
e-Mobility components and telematics	94,446	68,946	13,399
Communication	72,812	24,111	41,771
Others	241,720	194,634	136,837
Total revenues	$3,110,279	$1,963,865	$1,459,271

d.            Long-lived assets by geographic location:

	As of December 31,
	2022	2021
Israel	$333,740	$271,700
Korea	201,731	118,209
China	34,230	30,412
Europe	21,282	21,547
Other	15,740	15,649
Total long-lived assets(*)	$606,723	$457,517

(*) Long-lived assets are comprised of property and equipment, net and Operating lease right-of-use assets, net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 26:       SUBSEQUENT EVENTS

In January 2023, the Company entered into an agreement to acquire Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the C&I sector. Hark's platform will enable the Company to grow its commercial and industrial energy management portfolio and offer additional services to its C&I customers. The acquisition is still subject to certain customary closing conditions and regulatory approvals and is expected to close during the second quarter of 2023.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “The Board’s Role in Risk Oversight”, “Board Committees”, “Director Compensation”, “Compensation Committee Report”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ending December 31, 2022 (the "2023 Proxy Statement") and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is incorporated herein by reference.

Compensation Plan Information

The information required regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from the information contained in the section entitled “Executive Compensation” in our 2023 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Transactions with Related Persons” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 13 will be included under the captions “Transactions with Related Persons” in our 2023 Proxy Statement and is incorporated herein by reference.

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

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022
3.3	Description of Common Stock	filed with this report
4.1	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.2	Indenture, dated September 25, 2020, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 25, 2020
4.3	Form of 0.000% Convertible Senior Note due 2025 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 25, 2020
10.1†	Employment Agreement, dated August 20, 2019 between SolarEdge Technologies Ltd. and Uri Bechor	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2019
10.2†	Employment Agreement, dated December 1, 2010, between SolarEdge Technologies, Inc. and Ronen Faier	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.3†	Employment Agreement, dated May 17, 2009, between SolarEdge Technologies, Inc. and Zvi Lando	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.4†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.5†	SolarEdge Technologies, Inc. 2015 Global Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.6†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.7 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015
10.8 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015
10.9 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015

10.10 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015
10.11	Form of Performance Award Agreement	Filed with this report.
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.
24.1	Power of Attorney (included in signature page)	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101.INS	XBRL Instance Document - - embedded within the Inline XBRL document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed with this report.

† Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Zvi Lando
Name:	Zvi Lando
Title:	Chief Executive Officer
Date:	February 22, 2023

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

Signature	Title	Date
/s/Zvi Lando	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
/s/Ronen Faier	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2023
/s/Nadav Zafrir	Chairman of the Board	February 22, 2023
/s/Dirk Hoke	Director	February 22, 2023
/s/Marcel Gani	Director	February 22, 2023
/s/Avery More	Director	February 22, 2023
/s/Tal Payne	Director	February 22, 2023
/s/Betsy Atkins	Director	February 22, 2023