Form 10-Q
period 2023-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2023-05-08
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐       No ☒

As of May 1, 2023, there were 56,344,727 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$727,849	$783,112
Marketable securities	410,820	241,117
Trade receivables, net of allowances of $4,422 and $3,202, respectively	969,543	905,146
Inventories, net	874,212	729,201
Prepaid expenses and other current assets	259,642	241,082
Total current assets	3,242,066	2,899,658
LONG-TERM ASSETS:
Marketable securities	509,127	645,491
Deferred tax assets, net	46,612	44,153
Property, plant and equipment, net	556,138	543,969
Operating lease right-of-use assets, net	69,710	62,754
Intangible assets, net	17,933	19,929
Goodwill	29,934	31,189
Other long-term assets	24,906	18,806
Total long-term assets	1,254,360	1,366,291
Total assets	$4,496,426	$4,265,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  1

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$408,523	$459,831
Employees and payroll accruals	90,853	85,158
Warranty obligations	129,278	103,975
Deferred revenues and customers advances	27,507	26,641
Accrued expenses and other current liabilities	243,881	214,112
Total current liabilities	900,042	889,717
LONG-TERM LIABILITIES:
Convertible senior notes, net	625,182	624,451
Warranty obligations	313,693	281,082
Deferred revenues	196,917	186,936
Finance lease liabilities	43,711	45,385
Operating lease liabilities	50,855	46,256
Other long-term liabilities	15,232	15,756
Total long-term liabilities	1,245,590	1,199,866
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of March 31, 2023 and December 31, 2022; issued and outstanding: 56,343,164 and 56,133,404 shares as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	1,545,777	1,505,632
Accumulated other comprehensive loss	(77,204)	(73,109)
Retained earnings	882,215	743,837
Total stockholders’ equity	2,350,794	2,176,366
Total liabilities and stockholders’ equity	$4,496,426	$4,265,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  2

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$943,889	$655,080
Cost of revenues	643,763	476,122
Gross profit	300,126	178,958
Operating expenses:
Research and development	79,873	66,349
Sales and marketing	40,966	35,316
General and administrative	36,567	26,429
Other operating income, net	(1,434)	-
Total operating expenses	155,972	128,094
Operating income	144,154	50,864
Financial income (expense), net	23,674	(4,605)
Other loss	(125)	(844)
Income before income taxes	167,703	45,415
Income taxes	29,325	12,292
Net income	$138,378	$33,123
Net basic earnings per share of common stock	$2.46	$0.62
Net diluted earnings per share of common stock	$2.35	$0.60
Weighted average number of shares used in computing net basic earnings per share of common stock	56,215,490	53,134,937
Weighted average number of shares used in computing net diluted earnings per share of common stock	59,193,831	56,315,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  3

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net income	$138,378	$33,123
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	6,177	(9,506)
Cash flow hedges	(331)	(680)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(10,800)	(6,983)
Foreign currency translation adjustments	859	(1,579)
Total other comprehensive loss	(4,095)	(18,748)
Comprehensive income	$134,283	$14,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  4

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
	Number	Amount
Balance as of January 1, 2023	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	209,760	*-	75	-	-	75
Stock based compensation	-	-	40,070	-	-	40,070
Other comprehensive loss adjustments	-	-	-	(4,095)	-	(4,095)
Net income	-	-	-	-	138,378	138,378
Balance as of March 31, 2023	$56,343,164	$6	$1,545,777	$(77,204)	$882,215	$2,350,794

* Represents an amount less than $1.

	Common stock		Additional paid in Capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
	Number	Amount
Balance as of January 1, 2022	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	270,751	*-	1,478	-	-	1,478
Stock based compensation	-	-	34,107	-	-	34,107
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(18,748)	-	(18,748)
Net income	-	-	-	-	33,123	33,123
Balance as of March 31, 2022	55,386,146	$6	$1,373,405	$(46,067)	$683,181	$2,010,525

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  5

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$138,378	$33,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,464	11,660
Stock-based compensation expenses	39,235	34,107
Deferred income taxes, net	(3,930)	(1,034)
Loss (gain) from exchange rate fluctuations	(20,441)	1,725
Other items	2,810	4,167
Changes in assets and liabilities:
Inventories, net	(141,521)	(51,323)
Prepaid expenses and other assets	(20,591)	(17,163)
Trade receivables, net	(55,002)	(224,865)
Trade payables, net	(50,410)	(28,045)
Employees and payroll accruals	10,227	9,246
Warranty obligations	57,864	27,629
Deferred revenues and customers advances	9,325	15,029
Accrued expenses and other liabilities, net	28,515	22,755
Net cash provided by (used in) operating activities	7,923	(162,989)
Cash flows from investing activities:
Proceed from sales and maturities of available-for-sale marketable securities	11,597	53,096
Purchase of property, plant and equipment	(38,338)	(43,210)
Investment in available-for-sale marketable securities	(38,979)	(26,712)
Investment in a privately-held company	(5,500)	-
Other investing activities	3,440	1,692
Net cash used in investing activities	$(67,780)	$(15,134)

The accompanying notes are an integral part of the condensed consolidated financial statements.

F -  6

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from secondary public offering, net of issuance costs	$-	$650,526
Proceeds from exercise of stock-based awards	75	1,478
Tax withholding in connection with stock-based awards, net	(4,541)	822
Other financing activities	(756)	(491)
Net cash provided by (used in) financing activities	(5,222)	652,335
Increase (decrease) in cash and cash equivalents	(65,079)	474,212
Cash and cash equivalents at the beginning of the period	783,112	530,089
Effect of exchange rate differences on cash and cash equivalents	9,816	(1,529)
Cash and cash equivalents at the end of the period	$727,849	$1,002,772

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$11,258	$27,248
Purchase of property, plant and equipment	$12,304	$19,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:      GENERAL

a.
SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) including the Company’s Energy Hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup, and optional connection to the Company's smart EV charger, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) a residential storage and backup solution which includes a company designed and manufactured lithium-ion DC-coupled battery that is used to increase energy independence and maximize self-consumption for homeowners including a battery, and (v) additional smart energy management solutions.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2023, have been applied consistently in these unaudited interim condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

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

As of March 31, 2023, and December 31, 2022, two contract manufacturers collectively accounted for 31.3% and 34.3% of the Company’s total trade payables, net, respectively.

In the second quarter of 2022, the Company announced the opening of “Sella 2”, a two gigawatt-hour (GWh) Li-Ion battery cell manufacturing facility located in South Korea. Sella 2 began producing and shipping cells at the end of 2022 and is expected to reach full manufacturing capacity in 2023. Sella 2 is the Company's second owned manufacturing facility following the establishment of Sella 1 in 2020. Sella 1 is the Company's manufacturing facility in the North of Israel that produces power optimizers and inverters for the Company's solar activities.

f.	New accounting standards updates:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued or newly effective standards were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of March 31, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$390,012	$82	$(8,595)	$381,499
Governmental bonds	29,788	-	(467)	29,321
	419,800	82	(9,062)	410,820
Available-for-sale – matures after one year:
Corporate bonds	515,425	698	(15,855)	500,268
Governmental bonds	9,251	-	(392)	8,859
	524,676	698	(16,247)	509,127
Total	$944,476	$780	$(25,309)	$919,947

The following is a summary of available-for-sale marketable securities as of December 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$222,482	$-	$(4,657)	$217,825
Governmental bonds	23,845	-	(553)	23,292
	246,327	-	(5,210)	241,117
Available-for-sale – matures after one year:
Corporate bonds	657,238	80	(26,460)	630,858
Governmental bonds	15,250	-	(617)	14,633
	672,488	80	(27,077)	645,491
Total	$918,815	$80	$(32,287)	$886,608

As of March 31, 2023, and December 31, 2022, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	March 31, 2023	December 31, 2022
Raw materials	$503,445	$503,257
Work in process	37,754	23,407
Finished goods	333,013	202,537
Total inventories, net	$874,212	$729,201

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2023	December 31, 2022
Vendor non-trade receivables (*)	$147,238	$147,597
Government authorities	57,275	55,670
Prepaid expenses and other	55,129	37,815
Total prepaid expenses and other current assets	$259,642	$241,082

(*) Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 5:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2023, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of March 31, 2023, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) for NIS in the amount of approximately NIS 231 million and NIS 125 million, respectively.

In addition to the above-mentioned cash flow hedge transactions, the Company occasionally enters into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the USD. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, under "Financial income (expense), net".

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	March 31, 2023	December 31, 2022
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$353	$-
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(2,583)	$(1,874)

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended March 31,
	Affected line item	2023	2022
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Income - Financial income (expense), net	$-	$934
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Income - Cash flow hedges	$(2,057)	$(1,178)

See Note 13 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	Fair Value Hierarchy	Fair value measurements as of
Description		March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash	Level 1	$667,384	$695,004
Money market mutual funds	Level 1	$17,486	$25,149
Deposits	Level 1	$42,979	$62,959
Derivative instruments	Level 2	$353	$-
Short-term marketable securities:
Corporate bonds	Level 2	$381,499	$217,825
Governmental bonds	Level 2	$29,321	$23,292
Long-term marketable securities:
Corporate bonds	Level 2	$500,268	$630,858
Governmental bonds	Level 2	$8,859	$14,633
Liabilities:
Derivative instruments	Level 2	$(2,583)	$(1,874)

NOTE 7:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Balance, at the beginning of the period	$385,057	$265,160
Additions and adjustments to cost of revenues	91,570	47,907
Usage and current warranty expenses	(33,656)	(20,401)
Balance, at end of the period	442,971	292,666
Less current portion	(129,278)	(82,340)
Long term portion	$313,693	$210,326

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 8:       DEFERRED REVENUES AND CUSTOMERS ADVANCES

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended March 31,
	2023	2022
Balance, at the beginning of the period	$213,577	$169,345
Revenue recognized	(11,742)	(14,529)
Increase in deferred revenues and customer advances	22,589	29,429
Balance, at the end of the period	224,424	184,245
Less current portion	(27,507)	(25,511)
Long term portion	$196,917	$158,734

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023:

2023	$23,888
2024	12,073
2025	10,764
2026	10,389
2027	8,363
Thereafter	158,947
Total deferred revenues	$224,424

NOTE 9:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2023	December 31, 2022
Accrued expenses	$127,018	$117,638
Government authorities	87,159	67,514
Operating lease liabilities	17,215	16,183
Accrual for sales incentives	5,746	6,790
Other	6,743	5,987
Total accrued expenses and other current liabilities	$243,881	$214,112

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

The Convertible Senior Notes consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(7,318)	(8,049)
Net carrying amount	$625,182	$624,451

For the three months ended March 31, 2023 and 2022 the Company recorded amortized debt issuance costs related to the Notes in the amount of $731 and $728, respectively.

As of March 31, 2023, the unamortized issuance costs of the Notes will be amortized over the remaining term of approximately 2.5 years.

The annual effective interest rate of the Notes is 0.47%.

As of March 31, 2023, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $823,730. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of March 31, 2023, the if-converted value of the Notes exceeded the principal amount by $59,537.

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

c. Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of March 31, 2023, a total of 20,853,755 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 12,005,195 shares are still available for future grants.

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

In 2021, the Company has also committed to issuing additional shares, which carry certain performance conditions (including business performance targets and a continued service relationship with the Company) and are treated as PSUs for accounting purposes.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 31, 2023, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Exercised	(3,645)	20.46	-	1,073
Outstanding as of March 31, 2023	335,384	$50.97	4.63	$84,989
Vested and expected to vest as of March 31, 2023	334,950	$50.80	4.62	$84,937
Exercisable as of March 31, 2023	311,240	$40.47	4.43	$82,079

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of the last day of each period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each period.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2022	1,488,515	$232.05
Granted	103,081	296.64
Vested	(197,866)	164.31
Forfeited	(31,296)	254.24
Unvested as of March 31, 2023	1,362,434	$246.27

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2022	149,232	$295.88
Granted	31,911	314.22
Vested	(8,249)	270.93
Unvested as of March 31, 2023	172,894	$300.45

d.	Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2023, a total of 4,150,380 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of March 31, 2023, 738,876 shares of common stock had been purchased under the ESPP.

As of March 31, 2023, 3,411,504 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

e.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the condensed consolidated statement of income for the three months ended March 31, 2023, and 2022, as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$5,927	$5,062
Research and development	17,209	14,985
Selling and marketing	8,079	6,701
General and administrative	8,020	7,359
Total stock-based compensation expenses	$39,235	$34,107

For the three months ended March 31, 2023, the Company capitalized stock-based compensation expenses in the amount of $430 related to ERP implementation, which were included within other long-term assets in the condensed consolidated balance sheets and $405 related to inventory.

For the three months ended March 31, 2022, the Company did not capitalize any stock-based compensation expenses.

The total tax benefit associated with share-based compensation for the three months ended March 31, 2023 and 2022 was $4,197 and $3,478, respectively. The tax benefit realized from share-based compensation for three months ended March 31, 2023 and 2022 was $2,842 and $2,927, respectively.

As of March 31, 2023, there were total unrecognized compensation expenses in the amount of $335,864 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from April 1, 2023 through February 28, 2027.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 12:     COMMITMENTS AND CONTINGENT LIABILITIES

a. Guarantees:

As of March 31, 2023, contingent liabilities exist regarding guarantees in the amounts of $5,876, and $1,899 in respect of office rent lease agreements and customs and other transactions, respectively.

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

As of March 31, 2023, the Company had non-cancelable purchase obligations totaling approximately $1,617,376, out of which the Company recorded a provision for loss in the amount of $8,052.

As of March 31, 2023, the Company had contractual obligations for capital expenditures totaling approximately $121,347. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and mainly to its plans to establish manufacturing capabilities in the United States.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH, received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleges that SolarEdge's 12.5kW - 27.6kW inverters infringed on two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $5,983) for both patents. The Company challenged the validity of both patents and the first patent was invalidated and SMA’s appeal on the matter was denied in January 2023. In August 2021, the German Patent Court rendered SMA's second patent invalid, and this invalidity has been appealed by SMA and a hearing is pending. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend against the remaining lawsuit.

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

As of March 31, 2023, an immaterial amount for legal claims was recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 13:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(25,449)	$(4,709)
Revaluation	7,570	(12,721)
Tax on revaluation	(1,471)	2,471
Other comprehensive income (loss) before reclassifications	6,099	(10,250)
Reclassification	107	844
Tax on reclassification	(29)	(100)
Losses reclassified from accumulated other comprehensive income	78	744
Net current period other comprehensive income (loss)	6,177	(9,506)
Ending balance	$(19,272)	$(14,215)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$(1,761)	$874
Revaluation	(2,196)	(1,337)
Tax on revaluation	139	159
Other comprehensive loss before reclassifications	(2,057)	(1,178)
Reclassification	1,840	565
Tax on reclassification	(114)	(67)
Losses reclassified from accumulated other comprehensive loss	1,726	498
Net current period other comprehensive loss	(331)	(680)
Ending balance	$(2,092)	$194
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(37,960)	$(17,420)
Revaluation	(10,800)	(6,983)
Ending balance	$(48,760)	$(24,403)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(7,939)	$(6,064)
Revaluation	859	(1,579)
Ending balance	$(7,080)	$(7,643)
Total	$(77,204)	$(46,067)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassifications from "Accumulated other comprehensive loss" into the statement of income:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Statement of Income
	2023	2022
Available-for-sale marketable securities
	$(107)	$(844)	Financial income (expense), net
	29	100	Income taxes
	$(78)	$(744)	Total, net of income taxes
Cash flow hedges
	(212)	(67)	Cost of revenues
	(1,129)	(338)	Research and development
	(225)	(71)	Sales and marketing
	(274)	(89)	General and administrative
	$(1,840)	$(565)	Total, before income taxes
	114	67	Income taxes
	(1,726)	(498)	Total, net of income taxes
Total reclassifications for the period	$(1,804)	$(1,242)

NOTE 14:       OTHER OPERATING INCOME

In the three months ended March 31, 2023, the Company recorded a gain from sale of property, plant and equipment and other assets in the amount of $1,434.

NOTE 15:       INCOME TAXES

The effective tax rate for the three months ended March 31, 2023, and 2022 was 17.5% and 27.1%, respectively.

The lower tax rate in the current quarter compared to the first quarter of 2022 is mainly due to the fact that the Company's income before tax, most of which is subject to tax rates lower than the US statutory rate, increased. Conversely, the IRC Section 174 R&D capitalization, and other expenses not recognized for GILTI purposes, did not increase in the same proportion.

As of March 31, 2023, and December 31, 2022, unrecognized tax benefits were $2,883 and $2,756, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were immaterial as of March 31, 2023, and December 31, 2022.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is expected to impact our business and operations. As part of such incentives the IRA, will among other things, extend the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are new and their implementation is still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department, the Company will be examining the benefits that may be available to it, such as the availability of tax credits for domestic manufacturers, in the coming months. The Company also announced its plans to establish manufacturing capabilities in the United States during 2023.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 16:       EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2023	2022
Basic EPS:
Numerator:
Net income	$138,378	$33,123
Denominator:
Shares used in computing net earnings per share of common stock, basic	56,215,490	53,134,937
Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$138,378	$33,123
Notes due 2025	552	553
Net income attributable to common stock, diluted	$138,930	$33,676
Denominator:
Shares used in computing net earnings per share of common stock, basic	56,215,490	53,134,937
Notes due 2025	2,276,818	2,276,818
Effect of stock-based awards	701,523	903,438
Shares used in computing net earnings per share of common stock, diluted	59,193,831	56,315,193
Earnings per share:
Basic	$2.46	$0.62
Diluted	$2.35	$0.60

Shares excluded from the calculation of diluted net EPS due to their anti-dilutive effect	192,339	223,776

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 17:      SEGMENT INFORMATION

Following the discontinuation of Critical Power in June 2022, the Company operates in four different operating segments: Solar, Energy Storage, e-Mobility and Automation Machines.

The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the operating segments.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

The following table presents information on reportable segments profit (loss) for the period presented:

	Three Months Ended March 31,
	2023		2022
	Solar	All other	Solar	All other
Revenues	$908,505	$35,197	$607,997	$46,948
Cost of revenues	590,105	46,216	424,500	44,341
Gross profit (loss)	318,400	(11,019)	183,497	2,607
Research and development	$55,823	$6,528	$43,131	$7,930
Sales and marketing	31,145	1,561	25,805	2,574
General and administrative	24,743	3,778	15,849	3,625
Segments profit (loss)	$206,689	$(22,886)	$98,712	$(11,522)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended March 31,
	2023	2022
Solar revenues	$908,505	$607,997
All other segment revenues	35,197	46,948
Revenues from financing component	187	135
Consolidated revenues	$943,889	$655,080

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended March 31,
	2023	2022
Solar segment profit	$206,689	$98,712
All other segment loss	(22,886)	(11,522)
Segments operating profit	183,803	87,190
Amounts not allocated to segments:
Stock based compensation expenses	(39,235)	(34,107)
Other unallocated expenses	(414)	(2,219)
Consolidated operating income	$144,154	$50,864

NOTE 18:      SUBSEQUENT EVENTS

On April 6, 2023, the Company completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the commercial and industrial ("C&I") sector for approximately USD 16.7 million in cash. Hark's platform is expected to enable the Company to offer its commercial and industrial customers expanded capabilities in energy management and connectivity, including identification of potential energy savings, detection of anomalies in assets’ energy consumption, and optimization of energy usage and carbon emissions through load orchestration and storage control.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	changes in the U.S. trade environment, including the imposition of import tariffs;

•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	product quality or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;

•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

•	delays, disruptions, and quality control problems in manufacturing;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	existing and future responses to and effects of Covid-19;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may adversely affect our business;

•	our customers’ financial stability, creditworthiness, and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market, and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in global currency exchange rates;

•	unrest, terrorism, or armed conflict in Israel;

•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, financial institutions instability, rising interest rates and recessionary concerns;

•	consolidation in the solar industry among our customers and distributors;

•	our ability to service our debt; and

•
the other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports on Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

Overview

We are a leading provider of an optimized inverter solution that has changed the way power is harvested and managed in a solar photovoltaic, known as PV systems. Our direct current or DC optimized inverter system maximizes power generation while lowering the cost of energy produced by the solar PV system, for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, efficient integration (DC coupled) with SolarEdge storage solutions, and improved operating and maintenance, or O&M with remote monitoring at the module level. The SolarEdge Energy Hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup, and optional connection to the SolarEdge smart EV charger. The typical SolarEdge optimized inverter system consists of power optimizers, inverters, a communication device which enables access to a cloud-based monitoring platform and in many cases, a battery and additional smart energy management solutions. Our solutions address a broad range of solar market segments, from residential to commercial and small utility-scale solar installations.

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which also include energy storage systems or ESS, home backup systems, electric vehicle or EV components and charging capabilities, home energy management, grid services and virtual power plants or VPPs, and lithium-ion batteries.

In the third quarter of 2020, we began commercial shipments to the U.S. from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles, as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. In 2023, we plan to expand the manufacturing capacity of Sella 1 to add an additional inverter line. In May 2022, we announced the opening of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory is intended to help the Company meet the growing global demand for Li-Ion cells and batteries, specifically in the ESS market. Sella 2 began producing and shipping cells at the end of 2022 and is expected to reach full manufacturing capacity in 2023. In addition, as part of our manufacturing regionalization efforts, we expanded our manufacturing capabilities with a manufacturing site in Mexico significantly increased our capacity and gave us further flexibility to manage growing demand. In light of the Inflation Reduction Act of 2022 (“IRA”) legislation in the United States which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing manufacturers of such products domestically, we are planning to establish manufacturing capabilities in the United States by using contract manufacturers and by establishing our own manufacturing facility.

We are a leader in the global module-level power electronics or MLPE market. As of March 31, 2023, we shipped approximately 114.1 million power optimizers, 4.9 million inverters and 171.2 thousand residential batteries. Over 3.3 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of March 31, 2023, we shipped approximately 43.6 GW of our DC optimized inverter systems and approximately 1.2 GWh of our residential batteries.

Our revenues for the three months ended March 31, 2023, and 2022 were $943.9 million and $655.1 million, respectively. Gross margins for the three months ended March 31, 2023, and 2022 was 31.8% and 27.3%, respectively. Net income for the three months ended March 31, 2023 and 2022 was $138.4 million and $33.1 million, respectively.

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

While we have not experienced any new disruptions resulting directly from Covid-19 in the first quarter of 2023, long lasting impacts of the pandemic and general global economic conditions continue to present challenges to our operations and business. In the first quarter of 2023, we continued to witness a decrease in shipment prices and transit times, both however are still not at their pre-Covid-19 levels. In fiscal 2022 as a whole and the first quarter of 2023 specifically, the industry-wide component shortages which originated from Covid-19 and amplified by the increase in demand for our products, as well as other manufacturers who are competing for the same components, continued to impact our ability to accurately plan and forecast the delivery of our products to customers and have also increased cost of ocean and air freight for components and finished goods. To mitigate the impact of these disruptions on our supply chain, we extended in some cases shipment terms that differ from our standard terms in certain transactions, including Free-Carrier and Ex-works (INCOTERMS, 2020) delivery from our manufacturing facilities. This change was implemented as part of our ongoing efforts to expedite shipments to our customers and improve visibility throughout our supply chain. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design workarounds solutions, which can impact our ability to meet our plans to roll out new innovative products and services and may also result in a higher failure rate of products due to the rapid changes in product designs made prior to the commercial release of the products. Our operation team is working tirelessly to mitigate the impact of the disruptions described above.

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

We provide the “megawatts shipped” and “megawatts hour shipped” metrics, which are calculated based on inverter or battery nameplate capacity shipped, respectively, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter or battery, and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues may increase in a non-correlated manner to the “megawatt shipped” metric since other products such as power optimizers, are not accounted for in this metric.

	Three months ended March 31,
	2023	2022
Inverters shipped	329,653	211,114
Power optimizers shipped	6,440,683	5,724,131
Megawatts shipped[1]	3,608	2,130
Megawatts hour shipped - residential batteries	221	100

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues	943,889	655,080
Cost of revenues	643,763	476,122
Gross profit	300,126	178,958
Operating expenses:
Research and development	79,873	66,349
Sales and marketing	40,966	35,316
General and administrative	36,567	26,429
Other operating income, net	(1,434)	—
Total operating expenses	155,972	128,094
Operating income	144,154	50,864
Financial income (expense), net	23,674	(4,605)
Other loss	(125)	(844)
Income before income taxes	167,703	45,415
Income taxes	29,325	12,292
Net income	138,378	33,123

Revenues

	Three Months Ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Revenues	943,889	655,080	288,809	44.1%

Revenues increased by $288.8 million, or 44.1%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to (i) an increase of $245.4 million related to the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe; and (ii) an increase of $64.6 million related to the number of residential batteries, sold primarily in Europe. Revenues from outside of the U.S. comprised 72.6% of our revenues in the three months ended March 31, 2023 as compared to 59.4% in the three months ended March 31, 2022.

The number of power optimizers recognized as revenues increased by approximately 0.8 million units, or 14.7%, from approximately 5.7 million units in the three months ended March 31, 2022 to approximately 6.5 million units in the three months ended March 31, 2023. The number of inverters recognized as revenues increased by approximately 126 thousand units, or 61.2%, from approximately 206 thousand units in the three months ended March 31, 2022 to approximately 332 thousand units in the three months ended March 31, 2023.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding residential batteries is calculated by dividing the solar revenues, excluding revenues from the sale of residential batteries, by the nameplate capacity of inverters shipped. Our blended ASP per watt for solar products decreased by $0.052, or 19.4%, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in blended ASP per watt is mainly attributed to the increase in the sale of commercial products that are characterized with lower ASP per watt, out of our total solar product mix, a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to a reduced overall effect on our ASP per watt. Moreover, the depreciation of the Euro and other currencies against the U.S. Dollar, coupled with our increased sales in Europe, accelerated this effect. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 and 2023.

Our blended ASP per watt/hour for residential batteries is calculated by dividing residential batteries revenues, by the nameplate capacity of residential batteries shipped. Our blended ASP per watt/hour for residential batteries decreased by $0.055, or 10.4%, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in blended ASP per watt/hour is mainly attributed to the addition of a three phase battery, that is sold at a lower ASP per watt/hour, to our product portfolio and the Euro’s depreciation against the U.S. Dollar. The combination of these factors, along with our growing European battery sales, has amplified this impact.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Cost of revenues	643,763	476,122	167,641	35.2%
Gross profit	300,126	178,958	121,168	67.7%

Cost of revenues increased by $167.6 million, or 35.2%, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to:

•	an increase in direct cost of revenues sold of $98.4 million associated primarily with an increase in the volume of products sold;

•	an increase in warranty expenses and warranty accruals of $43.5 million associated primarily with an increased number of products in our install base;

•	an increase of $10.0 million in inventory accrual which is mainly attributed to changes in inventory valuations, and higher inventory accruals related to our initial manufacturing in Sella 2;

•
an increase in shipment and logistic costs in an aggregate amount of $5.5 million due to an increase in volumes shipped, which was partially offset by a decrease in air and expedited shipments and by a decrease in shipment rates;

•
an increase in personnel-related costs of $4.8 million, related to the expansion of our production, operations, and support headcount, which grew in parallel to our growing install base worldwide and manufacturing volumes which were partially offset by the depreciation of the New Israeli Shekel (“NIS”) and the Euro against the U.S. dollar; and

•	an increase in other production costs of $1.4 million, which is mainly attributed to ramp up costs associated with Sella 2.

Gross profit as a percentage of revenue increased from 27.3% in the three months ended March 31, 2022 to 31.8% in the three months ended March 31, 2023 primarily due to:

•	gradual price increases across our product offerings;

•	a decline in the portion of air and expedited shipments, as well as a decrease in shipment rates;

•	favorable exchange rates on our cost of revenues;

•	decreased custom duties in the U.S. mainly attributed to a decrease in the portion of products manufactured in China; and

•	continued cost reduction efforts.

These were partially offset by:

•	an increased portion of sales of commercial products out of our total product mix, that are characterized with lower gross margin ;

•	unfavorable exchange rates on our sales outside of the U.S.;
•
an increase in warranty expenses and warranty accruals associated primarily with the change in the composition of our install base, as well as an increase in costs related to the different components of our warranty expenses, as reflected in our actual support costs; and

•	a negative impact on margin attributed to our non-solar businesses, that are characterized by a lower gross profit.

Operating Expenses:

Research and Development

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Research and development	79,873	66,349	13,524	20.4%

Research and development costs increased by $13.5 million or 20.4%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to:

•
an increase in personnel-related costs of $8.5 million resulting from an increase in our research and development headcount, as well as salary expenses associated with employee equity-based compensation. The increase in headcount reflects our continuing investment in enhancements of existing products, as well as research and development expenses associated with bringing new products to the market, which were partially offset by the depreciation of the NIS and the Euro against the U.S. dollar;

•	an increase in expenses related to consultants and sub-contractors in an amount of $2.8 million; and

•	an increase in expenses related to overhead costs in an amount of $1.7 million.

Sales and Marketing

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Sales and marketing	40,966	35,316	5,650	16.0%

Sales and marketing expenses increased by $5.7 million, or 16.0%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to:

•
an increase in personnel-related costs of $3.8 million as a result of an increase in headcount supporting our growth in all geographies, as well as salary expenses associated with employee equity-based compensation, partially offset by the depreciation of the NIS and the Euro against the U.S. dollar; and

•	an increase of $1.4 million in training-related expenses as a result of resuming training activities that had been previously cancelled or postponed due to Covid-19 restrictions in prior years.

General and Administrative

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
General and administrative	36,567	26,429	10,138	38.4%

General and administrative expenses increased by $10.1 million, or 38.4%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to:

•	an increase in expenses related to consultants and sub-contractors in an amount of $5.0 million;

•
an increase in personnel-related costs of $2.9 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with employee equity-based compensation, partially offset by the depreciation of the NIS and the Euro against the U.S. dollar; and

•	an increase in expenses related to an accrual for doubtful debts in an amount of $0.9 million.

Other operating income

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Other operating income, net	(1,434)	—	(1,434)	(100.0)%

Other operating income, net increased by $1.4 million, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to an increase in income related to the sale of property, plant and equipment and other assets.

Financial income (expense), net

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Financial income (expense), net	23,674	(4,605)	28,279	(614.1)%

Financial income, net, was $23.7 million in the three months ended March 31, 2023, compared to financial expenses, net, in the amount of $4.6 million in the three months ended March 31, 2022, primarily due to:

•	an increase of $25.4 million in income due to fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar; and

•	an increase of $2.7 million related to interest income from marketable securities.

Other loss

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Other loss	(125)	(844)	719	(85.2)%

Other loss decreased by $0.7 million, or 85.2%, in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to a decrease in realized loss on marketable securities.

Income taxes

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Income taxes	29,325	12,292	17,033	138.6%

Income taxes increased by $17.0 million, or 138.6%, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase of $19.6 million in current tax expenses, mainly attributed to an increase in profit before tax in our foreign subsidiaries. This increase was partially offset by an increase of $2.7 million in deferred tax income.

Net Income

	Three months ended March 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Net income	138,378	33,123	105,255	317.8%

As a result of the factors discussed above, net income increased by $105.3 million, or 317.8% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	7,923	(162,989)
Net cash used in investing activities	(67,780)	(15,134)
Net cash provided by (used in) financing activities	(5,222)	652,335
Increase (decrease) in cash and cash equivalents	(65,079)	474,212

As of March 31, 2023, our cash and cash equivalents were $727.8 million. This amount does not include $919.9 million invested in available-for-sale marketable securities and $0.3 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of March 31, 2023, we have open commitments for capital expenditures in an amount of approximately $121.3 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $1,617.4 million related to raw materials and commitments for the future manufacturing of our products.

We believe that cash provided by operating activities, as well as our cash and cash equivalents and available-for-sale marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months, as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consists primarily of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating cash flows in the three months ended March 31, 2023 was $7.9 million as compared to $163.0 million used in operating activities in the three months ended March 31, 2022, mainly due to higher net income adjusted for certain non-cash items and favorable changes in working capital due to a decrease in shipping times to customers which shortened the period of time between payment to our vendors and delivery to and collection from our customers, partially offset by an increase in inventory procurement in response to increased demand for our products and increased purchasing of battery cells for our residential storage solution.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and cash provided by the sale of equity investments. Cash used for investing activities increased by $52.6 million in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily driven by a $41.5 million decrease in proceeds provided by sales and maturities of available-for-sale marketable securities, an increase of $12.3 million in investments in available-for-sale marketable securities, and by a $5.5 million increase in an investment in a privately-held company. This increase in cash used for investing activities was partially offset by a decrease of $4.9 million in capital expenditures, as well as a $1.4 million increase in cash provided due to withdrawal from bank deposits and restricted bank deposits.

Financing Activities

Financing cash flows consisted primarily of the issuance and repayment of short-term and long-term debt and proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash used in financing activities in the three months ended March 31, 2023 was $5.2 million compared to $652.3 million cash provided by financing activities in the three months ended March 31, 2022, primarily due to a $650.5 million decrease in cash provided by the issuance of common stock, net through a secondary public offering which occurred in March 2022.

Secondary public offering

On March 17, 2022, we offered and sold 2,300,000 shares of the Company’s common stock at a public offering price of $295.00 per share. The net proceeds to the Company after underwriters’ discounts and commissions and offering costs were $650.5 million. We intend to use the proceeds from the public offering for general corporate purposes, which may include acquisitions. See Note 11b to our condensed consolidated financial statements for more information.

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

Foreign Currency Exchange Risk

Approximately 69.5% and 56.9% of our revenues for the three months ended March 31, 2023, and 2022, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel (“NIS”), Euro, and to a lesser extent, the South Korean Won (“KRW”). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $95.3 million for the three months ended March 31, 2023. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $9.1 million for the three months ended March 31, 2023.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and local currency revenues and expenses are translated at the exchange rate as of the date of the transaction or at the average exchange rate to the U.S. dollar during the reporting period.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts and put and call options, to manage exposure to foreign currency risks by hedging portions of the anticipated payroll payments denominated in NIS. These derivative instruments are designated as cash flow hedges.

In addition, from time to time we enter into derivative financial instruments to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts to sell Euro and AUD for U.S. dollars. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2023, two major customers jointly accounted for approximately 27.8% of our consolidated trade receivables, net balance. As of December 31, 2022, three major customers jointly accounted for approximately 42.4% of our consolidated trade receivables, net balance. For the three months ended March 31, 2023 two major customers jointly accounted for approximately 21.9% of our total revenues. For the three months ended March 31, 2022 one major customer accounted for approximately 23.5% of our total revenues.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2022 and subsequent quarterly filings. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2023
/s/Zvi Lando
Zvi Lando
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2023
/s/ Ronen Faier
Ronen Faier
Chief Financial Officer
(Principal Financial Officer)