Form 10-Q
period 2023-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2023-08-07
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐      No ☒

As of August 1, 2023, there were 56,557,816 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$557,744	$783,112
Marketable securities	493,176	241,117
Trade receivables, net of allowances of $6,890 and $3,202, respectively	1,149,820	905,146
Inventories, net	984,194	729,201
Prepaid expenses and other current assets	264,188	241,082
Total current assets	3,449,122	2,899,658
LONG-TERM ASSETS:
Marketable securities	435,800	645,491
Deferred tax assets, net	49,993	44,153
Property, plant and equipment, net	580,503	543,969
Operating lease right-of-use assets, net	66,387	62,754
Intangible assets, net	43,656	19,929
Goodwill	42,332	31,189
Other long-term assets	28,772	18,806
Total long-term assets	1,247,443	1,366,291
Total assets	$4,696,565	$4,265,949

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$434,602	$459,831
Employees and payroll accruals	74,709	85,158
Warranty obligations	146,150	103,975
Deferred revenues and customers advances	28,135	26,641
Accrued expenses and other current liabilities	214,133	214,112
Total current liabilities	897,729	889,717
LONG-TERM LIABILITIES:
Convertible senior notes, net	625,914	624,451
Warranty obligations	342,437	281,082
Deferred revenues	204,693	186,936
Finance lease liabilities	42,208	45,385
Operating lease liabilities	47,046	46,256
Other long-term liabilities	16,349	15,756
Total long-term liabilities	1,278,647	1,199,866
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of June 30, 2023 and December 31, 2022; issued and outstanding: 56,556,340 and 56,133,404 shares as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	1,595,890	1,505,632
Accumulated other comprehensive loss	(77,432)	(73,109)
Retained earnings	1,001,725	743,837
Total stockholders’ equity	2,520,189	2,176,366
Total liabilities and stockholders’ equity	$4,696,565	$4,265,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$991,290	$727,774	$1,935,179	$1,382,854
Cost of revenues	673,985	545,132	1,317,748	1,021,254
Gross profit	317,305	182,642	617,431	361,600
Operating expenses:
Research and development	86,526	74,847	166,399	141,196
Sales and marketing	44,222	38,975	85,188	74,291
General and administrative	36,199	28,121	72,766	54,550
Other operating expense (income), net	-	4,687	(1,434)	4,687
Total operating expenses	166,947	146,630	322,919	274,724
Operating income	150,358	36,012	294,512	86,876
Financial income (expense), net	3,384	(14,311)	27,058	(18,916)
Other loss	-	-	(125)	(844)
Income before income taxes	153,742	21,701	321,445	67,116
Income taxes	34,232	6,617	63,557	18,909
Net income	$119,510	$15,084	$257,888	$48,207
Net basic earnings per share of common stock	$2.12	$0.27	$4.58	$0.89
Net diluted earnings per share of common stock	$2.03	$0.26	$4.38	$0.86
Weighted average number of shares used in computing net basic earnings per share of common stock	56,415,636	55,470,279	56,316,116	54,309,060
Weighted average number of shares used in computing net diluted earnings per share of common stock	59,183,666	58,564,734	59,189,302	57,446,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$119,510	$15,084	$257,888	$48,207
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	661	(4,562)	6,838	(14,068)
Cash flow hedges	316	(3,836)	(15)	(4,516)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(1,935)	(28,347)	(12,735)	(35,330)
Foreign currency translation adjustments	730	(6,808)	1,589	(8,387)
Total other comprehensive loss	(228)	(43,553)	(4,323)	(62,301)
Comprehensive income (loss)	$119,282	$(28,469)	$253,565	$(14,094)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
	Number	Amount
Balance as of January 1, 2023	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	209,760	*-	75	-	-	75
Stock based compensation	-	-	40,070	-	-	40,070
Other comprehensive loss adjustments	-	-	-	(4,095)	-	(4,095)
Net income	-	-	-	-	138,378	138,378
Balance as of March 31, 2023	$56,343,164	$6	$1,545,777	$(77,204)	$882,215	$2,350,794
Issuance of common stock upon exercise of stock-based awards	171,682	*-	89	-	-	89
Issuance of common stock under employee stock purchase plan	41,494	*-	10,046	-	-	10,046
Stock based compensation	-	-	39,978	-	-	39,978
Other comprehensive loss adjustments	-	-	-	(228)	-	(228)
Net income	-	-	-	-	119,510	119,510
Balance as of June 30, 2023	$56,556,340	$6	$1,595,890	$(77,432)	$1,001,725	$2,520,189

* Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
	Number	Amount
Balance as of January 1, 2022	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	270,751	*-	1,478	-	-	1,478
Stock based compensation	-	-	34,107	-	-	34,107
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(18,748)	-	(18,748)
Net income	-	-	-	-	33,123	33,123
Balance as of March 31, 2022	55,386,146	$6	$1,373,405	$(46,067)	$683,181	$2,010,525
Issuance of common stock upon exercise of stock-based awards	211,839	*-	164	-	-	164
Issuance of common stock under employee stock purchase plan	35,105	*-	8,141	-	-	8,141
Stock based compensation	-	-	37,171	-	-	37,171
Other comprehensive income adjustments	-	-	-	(43,553)	-	(43,553)
Net income	-	-	-	-	15,084	15,084
Balance as of June 30, 2022	55,633,090	$6	$1,418,881	$(89,620)	$698,265	$2,027,532

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$257,888	$48,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,725	24,138
Loss (gain) from exchange rate fluctuations	(23,214)	20,398
Stock-based compensation expenses	78,200	71,181
Impairment of goodwill and intangible assets	-	4,008
Deferred income taxes, net	(7,636)	(1,092)
Other items	4,783	11,396
Changes in assets and liabilities:
Inventories, net	(246,193)	(93,348)
Prepaid expenses and other assets	(33,285)	(79,215)
Trade receivables, net	(235,086)	(235,316)
Trade payables, net	(22,304)	(7,339)
Employees and payroll accruals	8,283	5,202
Warranty obligations	103,524	59,588
Deferred revenues and customers advances	17,222	32,277
Accrued expenses and other liabilities, net	(9,695)	54,341
Net cash used in operating activities	(80,788)	(85,574)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(124,138)	(362,119)
Proceed from sales and maturities of available-for-sale marketable securities	86,813	126,287
Purchase of property, plant and equipment	(84,075)	(91,884)
Business combinations, net of cash acquired	(16,653)	-
Purchase of intangible assets	(10,000)	-
Investment in privately-held companies	(6,750)	-
Proceeds from governmental grant	6,797	-
Other investing activities	3,552	1,783
Net cash used in investing activities	$(144,454)	$(325,933)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Tax withholding in connection with stock-based awards, net	$(8,811)	$(2,318)
Payment of finance lease liability	(1,428)	(1,374)
Proceeds from secondary public offering, net of issuance costs	-	650,526
Other financing activities	98	1,572
Net cash provided by (used in) financing activities	(10,141)	648,406

Increase (decrease) in cash and cash equivalents	(235,383)	236,899
Cash and cash equivalents at the beginning of the period	783,112	530,089
Effect of exchange rate differences on cash and cash equivalents	10,015	(21,454)
Cash and cash equivalents at the end of the period	$557,744	$745,534

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$11,245	$-
Right-of-use asset recognized with a corresponding lease liability	$12,063	$34,176
Purchase of property, plant and equipment	$16,300	$13,451

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

On April 6, 2023, the Company completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the commercial and industrial ("C&I") sector, which operates under the newly established consulting segment (see note 2).

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

As of June 30, 2023, and December 31, 2022, two contract manufacturers collectively accounted for 45.4% and 34.3% of the Company’s total trade payables, net, respectively.

In the second quarter of 2022, the Company announced the opening of “Sella 2”, a two gigawatt-hour (GWh) Li-Ion battery cell manufacturing facility located in South Korea. Sella 2 began producing and shipping cells at the end of 2022 and is expected to reach full manufacturing capacity in early 2024. Sella 2 is the Company's second owned manufacturing facility following the establishment of Sella 1 in 2020. Sella 1 is the Company's manufacturing facility in the North of Israel that produces power optimizers and inverters for the Company's solar activities.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 2: BUSINESS COMBINATIONS

On April 6, 2023, the Company completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the commercial and industrial ("C&I") sector for approximately $18,346 in cash. Hark's platform is expected to enable the Company to offer its commercial and industrial customers expanded capabilities in energy management and connectivity, including identification of potential energy savings, detection of anomalies in assets’ energy consumption, and optimization of energy usage and carbon emissions through load orchestration and storage control.

Pursuant to ASC 805, the Company accounted for the Hark acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Hark, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed were based on reasonable estimates and assumptions.

The following table summarizes the preliminary fair values estimation of assets acquired and liabilities assumed as of the date of the acquisition:

	Amount	Weighted Average Useful Life (In years)
Cash	$448
Net liabilities assumed	(1,837)
Identified intangible assets:
Current technology	6,576	5
Customer relationships	283	1
Trade name	610	5
Goodwill	12,266
Total	$18,346

Acquisition costs were immaterial and are included in general and administrative expenses in the consolidated statements of income.

Goodwill generated from this acquisition was primarily attributable to the assembled workforce and expected post-acquisition synergies from combining Hark platform with the Company's product offering to its commercial and industrial customers. All of the Goodwill was assigned to the new Consulting segment (see Note 21). Goodwill was not deductible for tax purposes. The fair values of technology, customer relationships and trade name were derived by applying the multi-period excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed were based on management's estimates and assumptions.

The results of Hark have been included in the Company's consolidated statements of income since the acquisition date and are not material. Pro forma financial information has not been presented because the impact of the acquisition was not material to the Company's statement of income.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 3:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of June 30, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$472,687	$424	$(10,314)	$462,797
U.S. governmental bonds	23,954	-	(248)	23,706
Non - U.S. governmental bonds	6,840	-	(167)	6,673
	503,481	424	(10,729)	493,176
Matures after one year:
Corporate bonds	416,648	583	(13,464)	403,767
U.S. governmental bonds	27,842	-	(313)	27,529
Non - U.S. governmental bonds	4,742	-	(238)	4,504
	449,232	583	(14,015)	435,800
Total	$952,713	$1,007	$(24,744)	$928,976

The following is a summary of available-for-sale marketable securities as of December 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$222,482	$-	$(4,657)	$217,825
U.S. governmental bonds	15,963	-	(284)	15,679
Non - U.S. governmental bonds	7,882	-	(269)	7,613
	246,327	-	(5,210)	241,117
Matures after one year:
Corporate bonds	657,238	80	(26,460)	630,858
U.S. governmental bonds	9,939	-	(261)	9,678
Non - U.S. governmental bonds	5,311	-	(356)	4,955
	672,488	80	(27,077)	645,491
Total	$918,815	$80	$(32,287)	$886,608

As of June 30, 2023, and December 31, 2022, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 4:       INVENTORIES, NET

	June 30, 2023	December 31, 2022
Raw materials	$461,453	$503,257
Work in process	35,348	23,407
Finished goods	487,393	202,537
Total inventories, net	$984,194	$729,201

NOTE 5:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2023	December 31, 2022
Vendor non-trade receivables (*)	$141,810	$147,597
Government authorities	78,963	55,670
Prepaid expenses and other	43,415	37,815
Total prepaid expenses and other current assets	$264,188	$241,082

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 6:       INTANGIBLE ASSETS, NET

Acquired intangible assets consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Intangible assets with finite lives:
Current Technology	$34,879	$29,196
Customer relationships	3,138	2,958
Trade names	3,769	3,287
Assembled workforce	3,575	3,575
Patents and licenses*	21,400	1,400
Gross intangible assets	66,761	40,416
Less - accumulated amortization	(23,105)	(20,487)
Total intangible assets, net	$43,656	$19,929

* See Note 16

For the three months ended June 30, 2023 and 2022 the Company recorded amortization expenses related to intangible assets in the amount of $1,820 and $2,619, respectively.

For the six months ended June 30, 2023 and 2022 the Company recorded amortization expenses related to intangible assets in the amount of $3,238 and $5,277, respectively.

Expected future amortization expenses of intangible assets as of June 30, 2023 are as follows:

2023	$4,666
2024	8,627
2025	7,698
2026	7,269
2027	4,002
2028 and thereafter	11,394
$43,656

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 7:       GOODWILL

Changes in the carrying amount of goodwill for the period ended June 30, 2023 were as follows:

	Solar	All other	Total
Goodwill at December 31, 2022	$28,768	$2,421	$31,189
Changes during the year:
Acquisitions	-	12,266	12,266
Foreign currency adjustments	(1,194)	71	(1,123)
Goodwill at June 30, 2023	$27,574	$14,758	$42,332

As of June 30, 2023 and December 31, 2022 there were $90,104 accumulated goodwill impairment losses.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 8: OTHER LONG TERM ASSETS

	June 30, 2023	December 31, 2022
Severance pay fund	$7,479	$8,799
Cloud computing arrangements	8,236	3,457
Investments in privately held companies	8,536	1,863
Prepayments	3,285	2,961
Other	1,236	1,726
Total other long term assets	$28,772	$18,806

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 9: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the six months ended June 30, 2023, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of June 30, 2023, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) for NIS in the amount of approximately NIS 106.25 million and NIS 216 million, respectively.

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

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	June 30, 2023	December 31, 2022
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(1,893)	$(1,874)

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Affected line item	2023	2022	2023	2022
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Income - Financial income (expense), net	$-	$3,009	$-	$3,943
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Income - Cash flow hedges	$(2,091)	$(6,351)	$(4,148)	$(7,529)

See Note 17 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

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

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash	Level 1	$525,804	$695,004
Money market mutual funds	Level 1	$5,772	$25,149
Deposits	Level 1	$26,168	$62,959
Short-term marketable securities:
Corporate bonds	Level 2	$462,797	$217,825
U.S. governmental bonds	Level 2	$23,706	$15,679
Non - U.S. governmental bonds	Level 2	$6,673	$7,613
Long-term marketable securities:
Corporate bonds	Level 2	$403,767	$630,858
U.S. governmental bonds	Level 2	$27,529	$9,678
Non - U.S. governmental bonds	Level 2	$4,504	$4,955
Liabilities:
Derivative instruments	Level 2	$(1,893)	$(1,874)

NOTE 11:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, at the beginning of the period	$442,971	$292,666	$385,057	$265,160
Additions and adjustments to cost of revenues	89,631	59,061	181,201	106,968
Usage and current warranty expenses	(44,015)	(27,551)	(77,671)	(47,952)
Balance, at end of the period	488,587	324,176	488,587	324,176
Less current portion	(146,150)	(91,761)	(146,150)	(91,761)
Long term portion	$342,437	$232,415	$342,437	$232,415

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, at the beginning of the period	$224,424	$184,245	$213,577	$169,345
Revenue recognized	(19,000)	(10,595)	(21,990)	(17,560)
Increase in deferred revenues and customer advances	27,404	27,045	41,241	48,910
Balance, at the end of the period	232,828	200,695	232,828	200,695
Less current portion	(28,135)	(30,460)	(28,135)	(30,460)
Long term portion	$204,693	$170,235	$204,693	$170,235

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023:

2023	$21,700
2024	12,038
2025	10,880
2026	10,649
2027	8,668
Thereafter	168,893
Total deferred revenues	$232,828

NOTE 13:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2023	December 31, 2022
Accrued expenses	$107,902	$117,638
Government authorities	76,995	67,514
Operating lease liabilities	16,738	16,183
Accrual for sales incentives	5,439	6,790
Finance lease	3,123	3,263
Other	3,936	2,724
Total accrued expenses and other current liabilities	$214,133	$214,112

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

The Convertible Senior Notes consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(6,586)	(8,049)
Net carrying amount	$625,914	$624,451

For the three months ended June 30, 2023 and 2022 the Company recorded amortized debt issuance costs related to the Notes in the amount of $732 and $728, respectively.

For the six months ended June 30, 2023 and 2022 the Company recorded amortized debt issuance costs related to the Notes in the amount of $1,463 and $1,456, respectively.

As of June 30, 2023, the unamortized issuance costs of the Notes will be amortized over the remaining term of approximately 2.2 years.

The annual effective interest rate of the Notes is 0.47%.

As of June 30, 2023, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $727,116. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2023, the if-converted value of the Notes did not exceed the principal amount.

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

c.            Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of June 30, 2023, a total of 20,853,755 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 11,933,444 shares are still available for future grants.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of June 30, 2023, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Exercised	(6,748)	24.34	-	1,900
Outstanding as of June 30, 2023	332,281	$51.18	4.39	$73,219
Vested and expected to vest as of June 30, 2023	331,930	$51.03	4.39	$73,186
Exercisable as of June 30, 2023	312,950	$42.34	4.23	$71,413

The intrinsic value is the amount by which the closing price of the Company’s common stock on June 30, 2023 of $269.05 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2022	1,488,515	$232.05
Granted	193,199	287.80
Vested	(366,445)	184.37
Forfeited	(50,100)	257.92
Unvested as of June 30, 2023	1,265,169	$278.79

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2022	149,232	$295.88
Granted	32,348	314.22
Vested	(8,249)	270.93
Unvested as of June 30, 2023	173,331	$114.79

d.            Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of June 30, 2023, a total of 4,150,380 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of June 30, 2023, 780,370 shares of common stock had been purchased under the ESPP.

As of June 30, 2023, 3,370,010 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

e.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the three and six months ended June 30, 2023, and 2022, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expenses:
Cost of revenues	$5,923	$5,286	$11,850	$10,348
Research and development	17,272	16,819	34,481	31,804
Selling and marketing	7,822	7,047	15,901	13,748
General and administrative	7,948	7,922	15,968	15,281
Total stock-based compensation expenses	$38,965	$37,074	$78,200	$71,181

Stock-based compensation capitalized:
Inventory	$606	$-	$1,011	$-
Other long-term assets	407	97	837	97
Total stock-based compensation capitalized	$1,013	$97	$1,848	$97

The total tax benefit associated with share-based compensation for the three months ended June 30, 2023 and 2022 was $4,102 and $3,058, respectively. The tax benefit realized from share-based compensation for the three months ended June 30, 2023, and 2022 was $2,619 and $2,885, respectively.

The total tax benefit associated with share-based compensation for the six months ended June 30, 2023, and 2022 was $8,298 and $6,536, respectively. The tax benefit realized from share-based compensation for the six months ended June 30, 2023, and 2022 was $5,461 and $5,812, respectively.

As of June 30, 2023, there were total unrecognized compensation expenses in the amount of $318,954 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from July 1, 2023, through May 31, 2027.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 16: COMMITMENTS AND CONTINGENT LIABILITIES

a.            Guarantees:

As of June 30, 2023, contingent liabilities exist regarding guarantees in the amounts of $5,937, and $1,875 in respect of office rent lease agreements and other transactions, respectively.

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

As of June 30, 2023, the Company had non-cancelable purchase obligations totaling approximately $1,443,251, out of which the Company recorded a provision for loss in the amount of $8,818.

As of June 30, 2023, the Company had contractual obligations for capital expenditures totaling approximately $132,988. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and mainly to its plans to establish manufacturing capabilities in the United States.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH, received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleged that SolarEdge's 12.5kW - 27.6kW inverters infringed on two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $5,973) for both patents. The Company challenged the validity of both patents and the first patent was invalidated and SMA’s appeal on the matter was denied in January 2023. In August 2021, the German Patent Court rendered SMA's second patent invalid, and this invalidity has been appealed by SMA. In May 2023 the Federal Supreme Court as final instance in the nullity proceedings revoked the second patent, and SMA withdrew its infringement complaint.

On July 28, 2022, the Company and its subsidiary SolarEdge Technologies Ltd were served with complaints filed by Ampt LLC ("Ampt") in the International Trade Commission (the “Commission”) pursuant to Section 337 of the Tariff Act of 1930, as amended, and related lawsuits in the District Court for the District of Delaware alleging patent infringement against the Company. On May 9, 2023, Ampt and the Company entered into a settlement agreement pursuant to which the parties agreed to dismiss all proceedings related to the complaints, and the parties have granted each other 10-year cross-licenses for certain intellectual property.

As of June 30, 2023, an immaterial amount for legal claims was recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 17:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(19,272)	$(14,215)	$(25,449)	$(4,709)
Revaluation	793	(5,919)	8,363	(18,640)
Tax on revaluation	(132)	1,357	(1,603)	3,828
Other comprehensive income (loss) before reclassifications	661	(4,562)	6,760	14,812
Reclassification	-	-	107	844
Tax on reclassification	-	-	(29)	(100)
Losses reclassified from accumulated other comprehensive income (loss)	-	-	78	744
Net current period other comprehensive income (loss)	661	(4,562)	6,838	(14,068)
Ending balance	$(18,611)	$(18,777)	$(18,611)	$(18,777)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$(2,092)	$194	$(1,761)	$874
Revaluation	(2,229)	(7,188)	(4,425)	(8,525)
Tax on revaluation	138	837	277	996
Other comprehensive income (loss) before reclassifications	(2,091)	(6,351)	(4,148)	(7,529)
Reclassification	2,566	2,846	4,406	3,411
Tax on reclassification	(159)	(331)	(273)	(398)
Losses reclassified from accumulated other comprehensive income (loss)	2,407	2,515	4,133	3,013
Net current period other comprehensive income (loss)	316	(3,836)	(15)	(4,516)
Ending balance	$(1,776)	$(3,642)	$(1,776)	$(3,642)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(48,760)	$(24,403)	$(37,960)	$(17,420)
Revaluation	(1,935)	(28,347)	(12,735)	(35,330)
Ending balance	$(50,695)	$(52,750)	$(50,695)	$(52,750)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(7,080)	$(7,643)	$(7,939)	$(6,064)
Revaluation	730	(6,808)	1,589	(8,387)
Ending balance	$(6,350)	$(14,451)	$(6,350)	$(14,451)
Total	$(77,432)	$(89,620)	$(77,432)	$(89,620)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

The following table summarizes the changes in "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Income
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale marketable securities
	$-	$-	$(107)	$(844)	Financial income (expense), net
	-	-	29	100	Income taxes
	$-	$-	$(78)	$(744)	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	(303)	(318)	(515)	(385)	Cost of revenues
	(1,521)	(1,694)	(2,650)	(2,032)	Research and development
	(310)	(349)	(535)	(420)	Sales and marketing
	(432)	(485)	(706)	(574)	General and administrative
	$(2,566)	$(2,846)	$(4,406)	$(3,411)	Total, before income taxes
	159	331	273	398	Income taxes
	(2,407)	(2,515)	(4,133)	(3,013)	Total, net of income taxes
Total reclassifications for the period	$(2,407)	$(2,515)	$(4,211)	$(3,757)

NOTE 18: OTHER OPERATING EXPENSE (INCOME)

The following table presents the expenses (income) recorded in the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Impairment of goodwill and intangible assets	$-	$4,008	$-	$4,008
Sale of assets	-	-	(1,434)	-
Write-off of property, plant and equipment	-	679	-	679
Total other operating expense (income), net	$-	$4,687	$(1,434)	$4,687

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 19:       INCOME TAXES

The effective tax rate for the three months ended June 30, 2023, and 2022 was 22.3% and 30.5%, respectively, and for the six months ended June 30, 2023, and 2022 the effective tax rate was 19.8% and 28.2%, respectively.

The lower tax rate in the three and six months ended June 30, 2023 compared to the corresponding periods in 2022 is mainly due to the fact that the Company's income before tax, most of which is subject to tax rates lower than the US statutory rate, increased. Conversely, the IRC Section 174 R&D capitalization, and other expenses not recognized for GILTI purposes, did not increase in the same proportion.

As of June 30, 2023, and December 31, 2022, unrecognized tax benefits were $3,035 and $2,756, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were immaterial as of June 30, 2023, and December 31, 2022.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 20:       EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS:
Numerator:
Net income	$119,510	$15,084	$257,888	$48,207
Denominator:
Shares used in computing net EPS of common stock, basic	56,415,636	55,470,279	56,316,116	54,309,060
Diluted EPS:
Numerator:
Net income attributable to common stock, basic	$119,510	$15,084	$257,888	$48,207
Notes due 2025	536	551	1,072	1,100
Net income attributable to common stock, diluted	$120,046	$15,635	$258,960	$49,307
Denominator:
Shares used in computing net EPS of common stock, basic	56,415,636	55,470,279	56,316,116	54,309,060
Notes due 2025	2,276,818	2,276,818	2,276,818	2,276,818
Effect of stock-based awards	491,212	817,637	596,368	860,538
Shares used in computing net EPS of common stock, diluted	59,183,666	58,564,734	59,189,302	57,446,416
Earnings per share:
Basic	$2.12	$0.27	$4.58	$0.89
Diluted	$2.03	$0.26	$4.38	$0.86

Shares excluded from the calculation of diluted net EPS due to their anti-dilutive effect	491,212	182,715	596,368	203,246

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

NOTE 21: SEGMENT INFORMATION

Following the discontinuation of Critical Power in June 2022, the Company operates in five different operating segments: Solar, Energy Storage, e-Mobility, Automation Machines, and the newly formed Consulting segment.

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

The “All other” category includes the design, development, manufacturing, and sales of energy storage products, e-Mobility products, automated machines, and consulting services.

The following tables present information on reportable segments profit (loss) for the period presented:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Solar	All other	Solar	All other
Revenues	$947,360	$43,728	$1,855,865	$78,925
Cost of revenues	618,943	47,931	1,209,048	94,147
Gross profit (loss)	328,417	(4,203)	646,817	(15,222)
Research and development	62,102	6,863	117,925	13,391
Sales and marketing	34,136	2,029	65,281	3,590
General and administrative	25,145	2,988	49,888	6,766
Segments profit (loss)	$207,034	$(16,083)	$413,723	$(38,969)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Solar	All other	Solar	All other
Revenues	$687,599	$40,029	$1,295,596	$86,977
Cost of revenues	494,400	38,948	918,900	83,289
Gross profit	193,199	1,081	376,696	3,688
Research and development	49,141	8,587	92,272	16,517
Sales and marketing	28,419	3,283	54,224	5,857
General and administrative	16,396	3,789	32,245	7,414
Segments profit (loss)	$99,243	$(14,578)	$197,955	$(26,100)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Solar revenues	$947,360	$687,599	$1,855,865	$1,295,596
All other revenues	43,728	40,029	78,925	86,977
Revenues from finance component	202	146	389	281
Consolidated revenues	$991,290	$727,774	$1,935,179	$1,382,854

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Solar segment profit	$207,034	$99,243	$413,723	$197,955
All other segment loss	(16,083)	(14,578)	(38,969)	(26,100)
Segments operating profit	190,951	84,665	374,754	171,855
Amounts not allocated to segments:
Stock based compensation expenses	(38,965)	(37,074)	(78,200)	(71,181)
Impairment of goodwill and intangible assets	-	(4,008)	-	(4,008)
Disposal of assets related to Critical Power	-	(4,314)	-	(4,314)
Other unallocated expenses, net	(1,628)	(3,257)	(2,042)	(5,476)
Consolidated operating income	$150,358	$36,012	$294,512	$86,876

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	changes in the U.S. trade environment, including the imposition of import tariffs;

•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	product quality or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production with demand;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;

•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

•	delays, disruptions, and quality control problems in manufacturing;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	existing and future responses to and effects of Covid-19;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine;

•	our customers’ financial stability, creditworthiness, and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market, and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in global currency exchange rates;

•	unrest, terrorism, or armed conflict in Israel;

•

macroeconomic conditions in our domestic and international markets, as well as inflation concerns, financial institutions instability, rising interest rates,  recessionary concerns, the prospect of a shutdown of the U.S. federal government and the Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

•	consolidation in the solar industry among our customers and distributors;

•	our ability to service our debt;

•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; and
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

Overview

We are a leading provider of an optimized inverter solution that has changed the way power is harvested and managed in a solar photovoltaic, known as PV systems. Our direct current or DC optimized inverter system maximizes power generation while lowering the cost of energy produced by the solar PV system, for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include comprehensive and advanced safety features, improved design flexibility, efficient integration (DC coupled) with SolarEdge storage solutions, and improved operating and maintenance, or O&M with remote monitoring at the module level. The SolarEdge Energy Hub inverter supports, among other things, connection to a DC-coupled battery for full or partial home backup, and optional connection to the SolarEdge smart EV charger. The typical SolarEdge optimized inverter system consists of power optimizers, inverters, a communication device that enables access to a cloud-based monitoring platform and in many cases, a battery and additional smart energy management solutions. Our solutions address a broad range of solar market segments, from residential to commercial and small utility-scale solar installations.

Since introducing the optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. SolarEdge now offers energy solutions which also include energy storage systems or ESS, home backup systems, electric vehicle, or EV, components and charging capabilities, home energy management, grid services and virtual power plants, or VPPs, and lithium-ion batteries.

In the third quarter of 2020, we began commercial shipments to the U.S. from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs, enables us to accelerate new product development cycles, as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. In 2023, we expanded the manufacturing capacity of Sella 1 to add an additional inverter line and expect to reach full capacity in the third quarter of 2023. In May 2022, we announced the opening of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. The new factory is intended to help the Company meet the growing global demand for Li-Ion cells and batteries, specifically in the ESS market. Sella 2 began producing and shipping cells at the end of 2022 and is expected to reach full manufacturing capacity in early 2024. In addition, as part of our manufacturing regionalization efforts, we expanded our manufacturing capabilities with a manufacturing site in Mexico which significantly increased our capacity and gave us further flexibility to manage growing demand. In light of the Inflation Reduction Act of 2022 (“IRA”), legislation in the United States that incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing manufacturers of such products domestically, we are planning to establish manufacturing capabilities in the United States by using contract manufacturers and by establishing our own manufacturing facility. We expect to ramp shipments of inverters from a contract manufacturer's US manufacturing site towards the end of 2023.

We are a leader in the global module-level power electronics or MLPE market. As of June 30, 2023, we shipped approximately 119.6 million power optimizers, 5.2 million inverters and 213.0 thousand residential batteries. Over 3.5 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of June 30, 2023, we shipped approximately 47.9 GW of our DC optimized inverter systems and approximately 1.4 GWh of our residential batteries.

Our revenues for the three months ended June 30, 2023, and 2022 were $991.3 million and $727.8 million, respectively. Gross margin for the three months ended June 30, 2023, and 2022 was 32.0% and 25.1%, respectively. Net income for the three months ended June 30, 2023 and 2022 was $119.5 million and $15.1 million, respectively.

Our revenues for the six months ended June 30, 2023, and 2022 were $1,935.2 million and $1,382.9 million, respectively. Gross margin for the six months ended June 30, 2023, and 2022 was 31.9% and 26.1%, respectively. Net income for the six months ended June 30, 2023 and 2022 was $257.9 million and $48.2 million, respectively.

Global Circumstances Influencing our Business and Operations

Covid-19 Impact & Response

Due to the worldwide growing trend in availability and administration of vaccines against Covid-19, we have generally emerged from the Covid-19 pandemic. However, the future impact of the Covid-19 pandemic remains highly uncertain and while we have not experienced any new disruptions resulting directly from Covid-19 in the second quarter of 2023, long lasting impacts of the pandemic and general global economic conditions continue to present challenges to our operations and business. In the second quarter of 2023, we continued to witness a decrease in shipment prices and transit times. In fiscal 2022 as a whole and into 2023 specifically, the industry-wide component shortages, which originated from Covid-19 and were amplified by the increase in demand for our products as well as other manufacturers who are competing for the same components, continued to impact our ability to accurately plan and forecast the delivery of our products to customers and have also increased the cost of ocean and air freight for components and finished goods. However, the overall trend is decreasing quarter over quarter. To mitigate the impact of these disruptions on our supply chain, in some cases, we extended shipment terms that differ from our standard terms in certain transactions, including Free-Carrier and Ex-works (INCOTERMS, 2020) delivery from our manufacturing facilities. This change was implemented as part of our ongoing efforts to expedite shipments to our customers and improve visibility throughout our supply chain. Moreover, industry-wide component shortages require our R&D teams to focus their attention on manufacturing and production design workarounds solutions, which can impact our ability to meet our plans to roll out new innovative products and services and may also result in a higher failure rate of products due to the rapid changes in product designs made prior to the commercial release of the products. Our operation team is working tirelessly to mitigate the impact of the disruptions described above.

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

Inflation Reduction Act

In August 2022, the U.S. government enacted the IRA, which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA will, among other things, extend the investment tax credit (“ITC”) for residential solar installations through 2034 and for commercial installations through 2024 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are new and are still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department, we will be examining the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers, in the coming months. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

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

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Inverters shipped	334,635	228,389	664,288	439,503
Power optimizers shipped	5,531,373	5,215,074	11,972,056	10,939,205
Megawatts shipped[1]	4,324	2,516	7,933	4,646
Megawatts shipped - residential batteries	269	251	490	350

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues	$991,290	$727,774	$1,935,179	$1,382,854
Cost of revenues	673,985	545,132	1,317,748	1,021,254
Gross profit	317,305	182,642	617,431	361,600
Operating expenses:
Research and development	86,526	74,847	166,399	141,196
Sales and marketing	44,222	38,975	85,188	74,291
General and administrative	36,199	28,121	72,766	54,550
Other operating expense (income), net	-	4,687	(1,434)	4,687
Total operating expenses	166,947	146,630	322,919	274,724
Operating income	150,358	36,012	294,512	86,876
Financial income (expense), net	3,384	(14,311)	27,058	(18,916)
Other loss	-	-	(125)	(844)
Income before income taxes	153,742	21,701	321,445	67,116
Income taxes	34,232	6,617	63,557	18,909
Net income	$119,510	$15,084	$257,888	$48,207

Comparison of three and six months ended June 30, 2023, to the three and six months ended June 30, 2022

Revenues

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Revenues	$991,290	$727,774	$263,516	36.2%	$1,935,179	$1,382,854	$552,325	39.9%

Revenues increased by $263.5 million, or 36.2%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to (i) an increase of $256.3 million related to the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe; and (ii) an increase of $34.7 million related to the number of residential batteries sold mainly in Europe. These increases were offset by a decrease of $28.6 million related to a decrease in the number of ancillary solar products sold. Revenues from outside of the U.S. comprised 80.3% of our revenues in the three months ended June 30, 2023 as compared to 57.3% in the three months ended June 30, 2022.

The number of power optimizers recognized as revenues increased by approximately 0.3 million units, or 5.6%, from approximately 5.2 million units in the three months ended June 30, 2022 to approximately 5.5 million units in the three months ended June 30, 2023. The number of inverters recognized as revenues increased by approximately 99.2 thousand units, or 42.3%, from approximately 234.6 thousand units in the three months ended June 30, 2022 to approximately 333.8 thousand units in the three months ended June 30, 2023. The megawatts hour of residential batteries recognized as revenues increased by approximately 74.4 megawatts hour, or 37.7% from approximately 197.0 in the three months ended June 30, 2022 to approximately 271.4 megawatts hour in the three months ended June 30, 2023.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding residential batteries is calculated by dividing solar revenues, excluding revenues from the sale of residential batteries, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.047, or 20.1%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease in blended ASP per watt is mainly attributed to the increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix and a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to a reduced overall effect on our ASP per watt. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 and the first half of 2023, as well as by the appreciation of the Euro against the U.S. Dollar.

Our blended ASP per watt/hour for residential batteries is calculated by dividing residential battery revenues, by the nameplate capacity of residential batteries shipped. Our blended ASP per watt/hour for residential batteries decreased by $0.026, or 5.2%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease in blended ASP per watt/hour is mainly attributed to the addition of a three phase battery to our product portfolio that is sold at a lower ASP per watt/hour. This decrease was partially offset by the appreciation of the Euro against the U.S. Dollar.

Revenues increased by $552.3 million, or 39.9%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to (i) an increase of $501.6 million related to an increase in the number of inverters and power optimizers sold, with significant growth in revenues coming from Europe; and (ii) an increase of $99.3 million related to an increase in the number of residential batteries sold mainly in Europe. Revenues from outside of the U.S. comprised 76.7% of our revenues in the six months ended June 30, 2023 as compared to 58.3% in the six months ended June 30, 2022.

The number of power optimizers recognized as revenues increased by approximately 1.1 million units, or 10.3%, from approximately 10.9 million units in the six months ended June 30, 2022 to approximately 12.0 million units in the six months ended June 30, 2023. The number of inverters recognized as revenues increased by approximately 225.2 thousand units, or 51.1%, from approximately 440.6 thousand units in the six months ended June 30, 2022 to approximately 665.8 thousand units in the six months ended June 30, 2023. The megawatts hour of residential batteries recognized as revenues increased by approximately 189.7 megawatts hour, or 63.7% from approximately 297.8 in the six months ended June 30, 2022 to approximately 487.5 megawatts hour in the six months ended June 30, 2023.

Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.048, or 19.1%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in blended ASP per watt is mainly attributed to the increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix and a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to an overall reduction in our ASP per watt. Moreover, the depreciation of the Euro against the U.S. Dollar, coupled with our increased sales in Europe, accelerated the decrease in our ASP. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 and 2023.

Our blended ASP per watt/hour for residential batteries decreased by $0.035, or 6.8%, in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease in blended ASP per watt/hour is mainly attributed to the addition of a three phase battery, which is sold at a lower ASP per watt/hour, to our product portfolio.

Cost of Revenues and Gross Profit

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Cost of revenues	$673,985	$545,132	$128,853	23.6%	$1,317,748	$1,021,254	$296,494	29.0%
Gross profit	$317,305	$182,642	$134,663	73.7%	$617,431	$361,600	$255,831	70.7%

Cost of revenues increased by $128.9 million, or 23.6%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to:

•	an increase in direct cost of revenues sold of $97.5 million associated primarily with an increase in the volume of products sold;

•
an increase in warranty expenses and warranty accruals of $30.2 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses; and

•
an increase in personnel-related costs of $4.4 million related to the expansion of our production, operations, and support headcount, which grew in parallel to our growing install base worldwide and manufacturing volumes which were partially offset by the depreciation of the New Israeli Shekel (“NIS”) against the U.S. dollar.

These were partially offset by:

•	a decrease in shipment and logistic costs in an aggregate amount of $4.1 million due to a decrease in shipment rates and a decrease in expedited shipments costs; and

•	a decrease of $3.6 million in inventory accrual which is mainly attributed to a lower inventory write-offs as a result of the discontinuation of our UPS related activities in the comparable period.

Gross profit as a percentage of revenue increased to 32.0% from 25.1% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to:

•	gradual price increases across our product offerings;

•	a decrease in shipment rates as well as a decline in the portion of expedited shipments;

•	favorable exchange rates on our sales outside of the U.S.; and

•	continued cost reduction efforts.

These were partially offset by:

•	an increased portion of sales of commercial products out of our total product mix, that are characterized with lower gross margin;

•
an increase in warranty expenses and warranty accruals associated primarily with the change in the composition of our install base, as well as an increase in costs related to the different components of our warranty expenses, as reflected in our actual support costs; and

•	our non-solar businesses, referred to in our financial results as "all other segments", are generally characterized by a lower gross profit which effect was amplified this quarter.

Cost of revenues increased by $296.5 million, or 29.0%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to:

•	an increase in direct cost of revenues sold of $195.9 million associated primarily with an increase in the volume of products sold;

•
an increase in warranty expenses and warranty accruals of $73.7 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•	an increase in personnel-related costs of $9.2 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide; and

•
an increase of $6.4 million in inventory accrual which is mainly attributed to changes in inventory valuations, and higher inventory accruals related to our initial manufacturing in Sella 2, partially offset by a decrease in inventory write-offs related to the discontinuation of our UPS related activities in the comparable period.

Gross profit as a percentage of revenue increased to 31.9% from 26.1% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to:

•	gradual price increases across our product offerings;

•	a decrease in shipment rates as well as a decline in the portion of expedited shipments out of our total shipments; and

•	continued cost reduction efforts.

These were partially offset by:

•	an increased portion of sales of commercial products out of our total product mix, that are characterized with lower gross margins;

•
an increase in warranty expenses and warranty accruals associated primarily with the change in the composition of our install base, as well as an increase in costs related to the different components of our warranty expenses, as reflected in our actual support costs; and

•	our non-solar businesses, that are generally characterized by a lower gross profit which effect was amplified this quarter.

Operating Expenses:

Research and Development

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Research and development	$86,526	$74,847	$11,679	15.6%	$166,399	$141,196	$25,203	17.8%

Research and development costs increased by $11.7 million or 15.6%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to:

•
an increase in personnel-related costs of $6.7 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases, which were partially offset by the depreciation of the NIS against the U.S. dollar and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	an increase in expenses related to consultants and sub-contractors in an amount of $2.2 million; and

•	an increase in expenses related to material consumption in the manufacturing of samples and prototypes as part of our development process in an amount of $1.4 million.

Research and development costs increased by $25.2 million or 17.8%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to:

•
an increase in personnel-related costs of $15.1 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases, which were partially offset by the depreciation of the NIS against the U.S. dollar and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	an increase in expenses related to consultants and sub-contractors in an amount of $5.0 million; and

•	an increase in expenses related to other overhead costs in an amount of $2.1 million; and

•	an increase in depreciation expenses of property and equipment in an amount of $2.0 million.

Sales and Marketing

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Sales and marketing	$44,222	$38,975	$5,247	13.5%	$85,188	$74,291	$10,897	14.7%

Sales and marketing expenses increased by $5.2 million, or 13.5%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to:

•
an increase in personnel-related costs of $2.4 million as a result of an increase in headcount supporting our growth outside of the U.S, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•	an increase of $1.3 million in expenses related to pre-sale initiatives; and

•	an increase in expenses related to other marketing activities by $1.0 million.

Sales and marketing expenses increased by $10.9 million, or 14.7%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to:

•

an increase in personnel-related costs of $6.2 million as a result of an increase in headcount supporting our growth outside of the U.S, as well as salary expenses associated with annual merit increases and employee equity-based compensation;

•	an increase of $1.4 million in training-related expenses as a result of resuming training activities that had been previously cancelled or postponed due to Covid-19 restrictions in 2022; and

•	an increase of $1.3 million in expenses related to pre-sale initiatives.

General and Administrative

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
General and administrative	$36,199	$28,121	$8,078	28.7%	$72,766	$54,550	$18,216	33.4%

General and administrative expenses increased by $8.1 million, or 28.7%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to:

•	an increase in expenses related to consultants and sub-contractors in an amount of $4.3 million; and

•	an increase in personnel-related costs of $2.0 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases.

General and administrative expenses increased by $18.2 million, or 33.4%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to:

•	an increase in expenses related to consultants and sub-contractors in an amount of $9.5 million;

•
an increase in personnel-related costs of $5.0 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases and employee equity-based compensation; and

•	an increase in expenses related to doubtful debt in an amount of $1.5 million.

Other operating expense (income), net

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Other operating expense (income), net	$-	$4,687	$(4,687)	(100.0)%	$(1,434)	$4,687	$(6,121)	(130.6)%

Other operating expenses, were $4.7 million, in the three months ended June 30, 2022, primarily due to:

•	a decrease of $4.0 million in expenses related to write-offs of goodwill and intangible assets related to the discontinuation of our UPS related activities; and

•	a decrease of $0.7 million in expenses related to write-offs of property, plant and equipment.

Other operating income, net was $1.4 million, in the six months ended June 30, 2023, compared to other operating expenses of $4.7 million the six months ended June 30, 2022, primarily due to:

•	a decrease of $4.0 million in expenses related to write-offs of goodwill and intangible assets related to the discontinuation of our UPS-related activities;

•	a decrease of $0.7 million in expenses related to write-offs of property, plant and equipment; and

•	an increase of $1.4 million in income from the sale of property, plant and equipment and other assets.

Financial expense, net

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Financial income (expense), net	$3,384	$(14,311)	$17,695	(123.6)%	$27,058	$(18,916)	$45,974	(243.0)%

Financial income, net was $3.4 million in the three months ended June 30, 2023, compared to financial expenses, net in the amount of $14.3 million in the three months ended June 30, 2022, primarily due to:

•	a decrease of $15.8 million in expenses due to fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar; and.

•	an increase of $3.6 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

This effect was partially offset by a decrease of $3.0 million in income related to hedging transactions.

Financial income, net was $27.1 million in the six months ended June 30, 2023, compared to financial expenses, net in the amount of $18.9 million in the six months ended June 30, 2022, primarily due to:

•
an income of $21.2 million in the six months ended June 30, 2023, compared to expenses of $20.0 million in the six months ended June 30, 2022, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar.

•	an increase of $7.9 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

This effect was partially offset by a decrease of $3.9 million in income related to hedging transactions.

Please refer to the section entitled "Foreign Currency Exchange Risk" under Item 3 of this report for additional information.

Other loss

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Other loss	$-	$-	$-	-%	$(125)	$(844)	$719	(85.2)%

Other loss decreased by $0.7 million, or 85.2%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to a decrease in realized loss on marketable securities.

Income taxes

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Income taxes	$34,232	$6,617	$27,615	417.3%	$63,557	$18,909	$44,648	236.1%

Income taxes increased by $27.6 million, or 417.3%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to an increase of $30.7 million in current tax expenses mainly attributed to an increase in profit before tax in our foreign subsidiaries. This increase was partially offset by an increase of $3.3 million in deferred tax income.

Income taxes increased by $44.6 million, or 236.1%, in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase of $50.3 million in current tax expenses mainly attributed to an increase in profit before tax in our foreign subsidiaries. This increase was partially offset by an increase of $6.0 million in deferred tax income.

Net Income

	Three months ended June 30, 2023 to 2022				Six months ended June 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Net income	$119,510	$15,084	$104,426	692.3%	$257,888	$48,207	$209,681	435.0%

As a result of the factors discussed above, net income increased by $104.4 million, or 692.3% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

As a result of the factors discussed above, net income increased by $209.7 million, or 435.0% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$(88,711)	$77,415	$(80,788)	$(85,574)
Net cash used in investing	(76,674)	(310,799)	(144,454)	(325,933)
Net cash provided by (used in) financing activities	(4,919)	(3,929)	(10,141)	648,406
Increase (decrease) in cash and cash equivalents	$(170,304)	$(237,313)	$(235,383)	$236,899

As of June 30, 2023, our cash and cash equivalents were $557.7 million. This amount does not include $929.0 million invested in available-for-sale marketable securities and $0.3 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of June 30, 2023, we have open commitments for capital expenditures in an amount of approximately $133.0 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $1,443.3 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consists primarily of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities decreased by $4.8 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, mainly due to higher net income adjusted for certain non-cash items. This was partially offset by a significant increase in inventory procurement as part of our investment in building inventory in order to minimize potential supply disruptions and meet future demand.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits and cash used for acquisitions. Cash used in investing activities decreased by $181.5 million in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily driven by a decrease of $238.0 million in investments in available-for-sale marketable securities, a decrease of $7.8 million in capital expenditures as well as an increase of $6.8 million in proceeds from government grants in relation to capital expenditures. This decrease in cash used in investing activities was partially offset by a $39.5 million decrease in proceeds provided by sales and maturities of available-for-sale marketable securities, an increase of $16.7 million in cash used for a business combination, an increase of $10.0 million in the purchase of intangible assets, and by a $6.8 million increase in an investment in a privately-held company.

Financing Activities

Financing cash flows consist primarily of proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash used in financing activities in the six months ended June 30, 2023 was $10.1 million compared to $648.4 million cash provided by financing activities in the six months ended June 30, 2022, primarily due to a $650.5 million decrease in cash provided by the issuance of common stock, net through a secondary public offering which occurred in March 2022 and a $11.1 million decrease in proceeds provided by the exercise of stock-based awards.

Secondary public offering

On March 17, 2022, we offered and sold 2,300,000 shares of the Company’s common stock at a public offering price of $295.00 per share. The net proceeds to the Company after underwriters’ discounts and commissions and offering costs were $650.5 million. We intend to use the proceeds from the public offering for general corporate purposes, which may include acquisitions. See Note 15b to our condensed consolidated financial statements for more information.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as mentioned in Note 1, “General”.

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

Foreign Currency Exchange Risk

Approximately 72.6% and 55.6% of our revenues for the six months ended June 30, 2023, and 2022, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel (“NIS”), Euro, and to a lesser extent, the South Korean Won (“KRW”). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $163.2 million for the six months ended June 30, 2023. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $20.1 million for the six months ended June 30, 2023.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2023, two major customers jointly accounted for approximately 38.1% of our consolidated trade receivables, net balance. As of December 31, 2022, three major customers jointly accounted for approximately 42.4% of our consolidated trade receivables, net balance. For the three months ended June 30, 2023 two major customers jointly accounted for approximately 29.6% of our total revenues. For the three months ended June 30, 2022 one major customer accounted for approximately 23.9% of our total revenues. For the six months ended June 30, 2023 two major customers jointly accounted for approximately 24.7% of our total revenues. For the six months ended June 30, 2022 one major customer accounted for approximately 23.7% of our total revenues.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of June 30, 2023, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 16 – “Commitments and Contingent Liabilities” to our condensed consolidated financial statements in this report and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2022 . It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC June 2, 2023
10.1	SolarEdge Technologies, Inc. Amended and Restated 2015 Global Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2017
10.2	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibits 10.1 to Form 8-K filed with the SEC on July 7, 2023
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,   (vi) Notes to Condensed Consolidated Financial Statements, and (v) part II, Item 5(c)

Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2023

/s/ Zvi Lando
Zvi Lando
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023

/s/ Ronen Faier
Ronen Faier
Chief Financial Officer (Principal Financial Officer)