Form 10-Q
period 2023-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2023-11-06
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐        No ☒

As of November 1, 2023, there were 56,811,229 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$551,122	$783,112
Marketable securities	477,275	241,117
Trade receivables, net of allowances of $14,930 and $3,202, respectively	939,545	905,146
Inventories, net	1,177,805	729,201
Prepaid expenses and other current assets	217,720	241,082
Total current assets	3,363,467	2,899,658
LONG-TERM ASSETS:
Marketable securities	436,139	645,491
Deferred tax assets, net	60,147	44,153
Property, plant and equipment, net	604,819	543,969
Operating lease right-of-use assets, net	67,331	62,754
Intangible assets, net	41,947	19,929
Goodwill	41,201	31,189
Other long-term assets	36,103	18,806
Total long-term assets	1,287,687	1,366,291
Total assets	$4,651,154	$4,265,949

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$399,274	$459,831
Employees and payroll accruals	77,740	85,158
Warranty obligations	174,125	103,975
Deferred revenues and customers advances	22,064	26,641
Accrued expenses and other current liabilities	203,448	214,112
Total current liabilities	876,651	889,717
LONG-TERM LIABILITIES:
Convertible senior notes, net	626,647	624,451
Warranty obligations	341,687	281,082
Deferred revenues	212,025	186,936
Finance lease liabilities	40,323	45,385
Operating lease liabilities	46,580	46,256
Other long-term liabilities	16,835	15,756
Total long-term liabilities	1,284,097	1,199,866
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of September 30, 2023 and December 31, 2022; issued and outstanding: 56,810,559 and 56,133,404 shares as of September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	1,633,800	1,505,632
Accumulated other comprehensive loss	(83,949)	(73,109)
Retained earnings	940,549	743,837
Total stockholders’ equity	2,490,406	2,176,366
Total liabilities and stockholders’ equity	$4,651,154	$4,265,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$725,305	$836,723	$2,660,484	$2,219,577
Cost of revenues	582,488	614,722	1,900,236	1,635,976
Gross profit	142,817	222,001	760,248	583,601
Operating expenses:
Research and development	80,082	69,659	246,481	210,855
Sales and marketing	40,351	42,726	125,539	117,017
General and administrative	39,110	27,933	111,876	82,483
Other operating expense (income), net	-	(2,724)	(1,434)	1,963
Total operating expenses	159,543	137,594	482,462	412,318
Operating income (loss)	(16,726)	84,407	277,786	171,283
Financial income (expense), net	(7,901)	(33,146)	19,157	(52,062)
Other income (loss), net	(484)	7,654	(609)	6,810
Income (loss) before income taxes	(25,111)	58,915	296,334	126,031
Income taxes	36,065	34,172	99,622	53,081
Net income (loss)	$(61,176)	$24,743	$196,712	$72,950
Net basic earnings (loss) per share of common stock	$(1.08)	$0.44	$3.49	$1.33
Net diluted earnings (loss) per share of common stock	$(1.08)	$0.43	$3.34	$1.29
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	56,671,504	55,730,328	56,435,880	54,788,734
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	56,671,504	58,747,538	59,297,423	57,886,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(61,176)	$24,743	$196,712	$72,950
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	2,562	(9,579)	9,400	(23,647)
Cash flow hedges	(923)	(140)	(938)	(4,656)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(9,989)	(30,799)	(22,724)	(66,129)
Foreign currency translation adjustments	1,833	1,872	3,422	(6,515)
Total other comprehensive loss	(6,517)	(38,646)	(10,840)	(100,947)
Comprehensive income (loss)	$(67,693)	$(13,903)	$185,872	$(27,997)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock
	Number	Amount	Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
Balance as of January 1, 2023	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	209,760	*-	75	-	-	75
Stock based compensation	-	-	40,070	-	-	40,070
Other comprehensive loss adjustments	-	-	-	(4,095)	-	(4,095)
Net income	-	-	-	-	138,378	138,378
Balance as of March 31, 2023	56,343,164	$6	$1,545,777	$(77,204)	$882,215	$2,350,794
Issuance of common stock upon exercise of stock-based awards	171,682	*-	89	-	-	89
Issuance of common stock under employee stock purchase plan	41,494	*-	10,046	-	-	10,046
Stock based compensation	-	-	39,978	-	-	39,978
Other comprehensive loss adjustments	-	-	-	(228)	-	(228)
Net income	-	-	-	-	119,510	119,510
Balance as of June 30, 2023	56,556,340	$6	$1,595,890	$(77,432)	$1,001,725	$2,520,189
Issuance of Common Stock upon exercise of stock-based awards	254,219	*-	18	-	-	18
Stock based compensation	-	-	37,892	-	-	37,892
Other comprehensive loss adjustments	-	-	-	(6,517)	-	(6,517)
Net loss	-	-	-	-	(61,176)	(61,176)
Balance as of September 30, 2023	56,810,559	$6	$1,633,800	$(83,949)	$940,549	$2,490,406

* Represents an amount less than $1.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock
	Number	Amount	Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
Balance as of January 1, 2022	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	270,751	*-	1,478	-	-	1,478
Stock based compensation	-	-	34,107	-	-	34,107
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments	-	-	-	(18,748)	-	(18,748)
Net income	-	-	-	-	33,123	33,123
Balance as of March 31, 2022	55,386,146	$6	$1,373,405	$(46,067)	$683,181	$2,010,525
Issuance of common stock upon exercise of stock-based awards	211,839	*-	164	-	-	164
Issuance of common stock under employee stock purchase plan	35,105	*-	8,141	-	-	8,141
Stock based compensation	-	-	37,171	-	-	37,171
Other comprehensive loss adjustments	-	-	-	(43,553)	-	(43,553)
Net income	-	-	-	-	15,084	15,084
Balance as of June 30, 2022	55,633,090	$6	$1,418,881	$(89,620)	$698,265	$2,027,532
Issuance of Common Stock upon exercise of stock-based awards	261,016	*-	1,866	-	-	1,866
Stock based compensation	-	-	36,632	-	-	36,632
Other comprehensive loss adjustments	-	-	-	(38,646)	-	(38,646)
Net income	-	-	-	-	24,743	24,743
Balance as of September 30, 2022	55,894,106	$6	$1,457,379	$(128,266)	$723,008	$2,052,127

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$196,712	$72,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,019	37,312
Loss (gain) from exchange rate fluctuations	(8,170)	58,100
Stock-based compensation expenses	115,015	106,932
Impairment of goodwill and intangible assets	-	4,008
Deferred income taxes, net	(18,199)	(3,822)
Other items	6,915	8,594
Changes in assets and liabilities:
Inventories, net	(437,801)	(188,579)
Prepaid expenses and other assets	19,822	(55,478)
Trade receivables, net	(40,011)	(377,089)
Trade payables, net	(53,996)	53,683
Employees and payroll accruals	12,099	12,119
Warranty obligations	130,863	82,025
Deferred revenues and customers advances	18,580	41,440
Accrued expenses and other liabilities, net	(24,051)	67,789
Net cash used in operating activities	(40,203)	(80,016)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(214,516)	(461,491)
Proceeds from sales and maturities of available-for-sale marketable securities	194,617	178,415
Purchase of property, plant and equipment	(130,024)	(125,085)
Business combinations, net of cash acquired	(16,653)	-
Purchase of intangible assets	(10,600)	-
Disbursements for loans receivables	(13,000)	-
Investment in privately-held companies	(8,000)	-
Proceeds from governmental grant	6,796	-
Proceeds from sale of a privately-held company	-	24,175
Other investing activities	3,193	3,472
Net cash used in investing activities	$(188,187)	$(380,514)

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Tax withholding in connection with stock-based awards, net	$(9,267)	$(4,686)
Payments of finance lease liability	(2,123)	(2,109)
Proceeds from secondary public offering, net of issuance costs	-	650,526
Other financing activities	85	3,404
Net cash provided by (used in) financing activities	(11,305)	647,135

Increase (decrease) in cash and cash equivalents	(239,695)	186,605
Cash and cash equivalents at the beginning of the period	783,112	530,089
Effect of exchange rate differences on cash and cash equivalents	7,705	(38,365)
Cash and cash equivalents at the end of the period	$551,122	$678,329

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$11,307	$-
Right-of-use asset recognized with a corresponding lease liability	$17,658	$43,274
Purchase of property, plant and equipment	$19,574	$16,008

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

e.	Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of September 30, 2023, and December 31, 2022, two contract manufacturers collectively accounted for 40.9% and 34.3% of the Company’s total trade payables, net, respectively.

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

Pursuant to ASC 805, "Business Combination", the Company accounted for the Hark acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Hark, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed were based on reasonable estimates and assumptions.

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

The results of Hark have been included in the Company's consolidated statements of income (loss) since the acquisition date and are not material. Pro forma financial information has not been presented because the impact of the acquisition was not material to the Company's statement of income.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of September 30, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$449,162	$227	$(8,838)	$440,551
U.S. Treasury securities	27,951	-	(200)	27,751
Non-U.S. Government securities	9,123	-	(150)	8,973
	486,236	227	(9,188)	477,275
Matures after one year:
Corporate bonds	400,408	49	(10,950)	389,507
U.S. Treasury securities	2,413	-	(43)	2,370
U.S. Government agency securities	42,477	-	(493)	41,984
Non-U.S. Government securities	2,401	-	(123)	2,278
	447,699	49	(11,609)	436,139
Total	$933,935	$276	$(20,797)	$913,414

The following is a summary of available-for-sale marketable securities as of December 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$222,482	$-	$(4,657)	$217,825
U.S. Treasury securities	15,963	-	(284)	15,679
Non-U.S. Government securities	7,882	-	(269)	7,613
	246,327	-	(5,210)	241,117
Matures after one year:
Corporate bonds	657,238	80	(26,460)	630,858
U.S. Treasury securities	9,939	-	(261)	9,678
Non-U.S. Government securities	5,311	-	(356)	4,955
	672,488	80	(27,077)	645,491
Total	$918,815	$80	$(32,287)	$886,608

Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2023 and 2022 were $2,807 and $29,235, which led to realized losses of $125 and $723, respectively.

There were no proceeds from sales of available-for-sale marketable securities during the three months ended September 30, 2023.

Proceeds from sales of available-for-sale marketable securities during the three months ended September 30, 2022 were $5,811, which led to realized gains of $121.

As of September 30, 2023, and December 31, 2022, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 4:       INVENTORIES, NET

	September 30, 2023	December 31, 2022
Raw materials	$420,281	$503,257
Work in process	26,801	23,407
Finished goods	730,723	202,537
Total inventories, net	$1,177,805	$729,201

NOTE 5:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2023	December 31, 2022
Vendor non-trade receivables (1)	$94,180	$147,597
Government authorities	70,951	55,670
Loan receivables (2)	8,125	-
Interest from marketable securities	7,162	6,235
Prepaid expenses and other	37,302	31,580
Total prepaid expenses and other current assets	$217,720	$241,082

(1) Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

(2) Loan receivables is a loan to a third party. The loan will be repaid on a monthly basis with an additional agreed interest for the long term portion of the loan. See Note 8 for additional information. The loan is measured at its amortized cost and is subjected to the Company's credit risk policy as stated in the most recent 10-K filing. Expected provision for credit loss regarding this loan was immaterial. The amortized cost of the loan receivable approximates its fair value as of September 30, 2023.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 6:       INTANGIBLE ASSETS, NET

Acquired intangible assets consisted of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Intangible assets with finite lives:
Current Technology	$33,974	$29,196
Customer relationships	3,058	2,958
Trade names	3,671	3,287
Assembled workforce	4,484	3,575
Patents and licenses*	22,000	1,400
Gross intangible assets	67,187	40,416
Less - accumulated amortization	(25,240)	(20,487)
Total intangible assets, net	$41,947	$19,929

* See Note 16

For the three months ended September 30, 2023 and 2022, the Company recorded amortization expenses related to intangible assets in the amount of $2,663 and $2,464, respectively.

For the nine months ended September 30, 2023 and 2022, the Company recorded amortization expenses related to intangible assets in the amount of $5,901 and $7,741, respectively.

Expected future amortization expenses of intangible assets as of September 30, 2023 are as follows:

2023	$2,351
2024	8,735
2025	7,834
2026	7,281
2027	4,134
2028 and thereafter	11,612
$41,947

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 7:       GOODWILL

Changes in the carrying amount of goodwill for the period ended September 30, 2023 were as follows:

	Solar	All other	Total
Goodwill at December 31, 2022	$28,768	$2,421	$31,189
Changes during the year:
Acquisitions	-	12,266	12,266
Foreign currency adjustments	(1,882)	(372)	(2,254)
Goodwill at September 30, 2023	$26,886	$14,315	$41,201

As of September 30, 2023 and December 31, 2022 there were $90,104 accumulated goodwill impairment losses.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 8:       OTHER LONG TERM ASSETS

	September 30, 2023	December 31, 2022
Cloud computing arrangements	$9,898	$3,457
Severance pay fund	8,275	8,799
Investments in privately held companies (1) (2)	8,000	1,863
Loan receivables	4,875	-
Prepayments	3,799	2,961
Other	1,256	1,726
Total other long term assets	$36,103	$18,806

(1) In January 2023, the Company completed an investment of $5,500 in the common stock of a privately-held company which represents 34.8% of its outstanding shares. The Company accounted for this investment using the equity method of accounting. The Company's share of net earnings or losses in the nine months ended September 30, 2023 was immaterial.

(2) In April and July of 2023, the Company completed a total investment of $2,500 in the preferred stock of a privately-held company which represents 4.5% of its outstanding shares on a fully diluted basis. The Company accounted for this investment as an equity investment without readily determinable fair values. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 9:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the nine months ended September 30, 2023, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of September 30, 2023, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) for NIS in the amount of approximately NIS 38 million and NIS 622 million, respectively.

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

As of September 30, 2023, the Company entered into put and call option contracts to sell Euro ("EUR") for USD in the amount of EUR 120 million.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	September 30, 2023	December 31, 2022
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$87	$-
Non-designated hedges	Prepaid expenses and other current assets	4,786	-
Total derivative assets		$4,873	$-
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(2,966)	$(1,874)

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Affected line item	2023	2022	2023	2022
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Income (loss) - Financial income (expense), net	$5,841	$1,211	$5,841	$5,154
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Income (loss) - Cash flow hedges	$(2,713)	$(1,399)	$(6,861)	$(8,928)

See Note 17 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 10:     FAIR VALUE MEASUREMENTS

In accordance with ASC 820, "Fair Value Measurement" the Company measures its cash equivalents and marketable securities, at fair value using the market approach valuation technique. Cash and cash equivalents are classified within Level 1 because these assets are valued using quoted market prices. Marketable securities and foreign currency derivative contracts are classified within level 2 due to these assets being valued by alternative pricing sources and models utilizing market observable inputs.

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash	Level 1	$508,057	$695,004
Money market mutual funds	Level 1	$37,885	$25,149
Deposits	Level 1	$5,180	$62,959
Derivative instruments	Level 2	$4,873	$-
Short-term marketable securities:
Corporate bonds	Level 2	$440,551	$217,825
U.S. Treasury securities	Level 2	$27,751	$15,679
Non - U.S. Government securities	Level 2	$8,973	$7,613
Long-term marketable securities:
Corporate bonds	Level 2	$389,507	$630,858
U.S. Treasury securities	Level 2	$2,370	$9,678
U.S. Government agency securities	Level 2	41,984	-
Non - U.S. Government securities	Level 2	$2,278	$4,955
Liabilities:
Derivative instruments	Level 2	$(2,966)	$(1,874)

NOTE 11:     WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, at the beginning of the period	$488,587	$324,176	$385,057	$265,160
Additions and adjustments to cost of revenues	85,171	56,815	266,372	163,783
Usage and current warranty expenses	(57,946)	(34,852)	(135,617)	(82,804)
Balance, at end of the period	515,812	346,139	515,812	346,139
Less current portion	(174,125)	(97,222)	(174,125)	(97,222)
Long term portion	$341,687	$248,917	$341,687	$248,917

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, at the beginning of the period	$232,828	$200,695	$213,577	$169,345
Revenue recognized	(19,869)	(12,731)	(25,819)	(20,974)
Increase in deferred revenues and customer advances	21,130	20,756	46,331	60,349
Balance, at the end of the period	234,089	208,720	234,089	208,720
Less current portion	(22,064)	(31,896)	(22,064)	(31,896)
Long term portion	$212,025	$176,824	$212,025	$176,824

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023:

2023	$13,214
2024	11,665
2025	11,094
2026	10,898
2027	8,968
Thereafter	178,250
Total deferred revenues	$234,089

NOTE 13:      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2023	December 31, 2022
Accrued expenses	$123,935	$117,638
Government authorities	49,323	67,514
Operating lease liabilities	17,064	16,183
Accrual for sales incentives	6,306	6,790
Finance lease	3,034	3,263
Other	3,786	2,724
Total accrued expenses and other current liabilities	$203,448	$214,112

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

The Convertible Senior Notes consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(5,853)	(8,049)
Net carrying amount	$626,647	$624,451

For the three months ended September 30, 2023 and 2022 the Company recorded amortized debt issuance costs related to the Notes in the amount of $733 and $730, respectively.

For the nine months ended September 30, 2023 and 2022 the Company recorded amortized debt issuance costs related to the Notes in the amount of $2,196 and $2,186, respectively.

As of September 30, 2023, the unamortized issuance costs of the Notes will be amortized over the remaining term of approximately 2 years.

The annual effective interest rate of the Notes is 0.47%.

As of September 30, 2023, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $578,048. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of September 30, 2023, the if-converted value of the Notes did not exceed the principal amount.

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

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of September 30, 2023, a total of 20,853,755 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 11,845,915 shares are still available for future grants.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of September 30, 2023, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:      STOCK CAPITAL (Cont.)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Exercised	(11,804)	15.41	-	2,789
Outstanding as of September 30, 2023	327,225	$51.91	4.20	$28,935
Vested and expected to vest as of September 30, 2023	326,961	$51.79	4.20	$28,931
Exercisable as of September 30, 2023	312,711	$44.70	4.08	$28,736

The intrinsic value is the amount by which the closing price of the Company’s common stock on September 30, 2023 of $129.51 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2022	1,488,515	$232.05
Granted	300,567	234.72
Vested	(516,692)	192.22
Forfeited	(69,939)	262.12
Unvested as of September 30, 2023	1,202,451	$248.09

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2022	149,232	$295.88
Granted	32,348	314.22
Vested	(107,165)	296.76
Unvested as of September 30, 2023	74,415	$302.58

d.	Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of September 30, 2023, a total of 4,150,380 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of September 30, 2023, 780,370 shares of common stock have been purchased under the ESPP.

As of September 30, 2023, 3,370,010 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:      STOCK CAPITAL (Cont.)

e.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the three and nine months ended September 30, 2023, and 2022, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expenses:
Cost of revenues	$5,882	$4,660	$17,732	$15,008
Research and development	16,481	14,553	50,962	46,357
Selling and marketing	7,739	9,341	23,640	23,089
General and administrative	6,713	7,197	22,681	22,478
Total stock-based compensation expenses	$36,815	$35,751	$115,015	$106,932

Stock-based compensation capitalized:
Inventory	$655	$765	$1,666	$765
Other long-term assets	422	116	1,259	213
Total stock-based compensation capitalized	$1,077	$881	$2,925	$978

The total tax benefit associated with stock-based compensation for the three months ended September 30, 2023 and 2022 was $3,124 and $2,646, respectively. The tax benefit realized from stock-based compensation for the three months ended September 30, 2023, and 2022 was $1,589 and $3,060, respectively.

The total tax benefit associated with stock-based compensation for the nine months ended September 30, 2023, and 2022 was $11,422 and $9,182, respectively. The tax benefit realized from stock-based compensation for the nine months ended September 30, 2023, and 2022 was $7,050 and $8,871, respectively.

As of September 30, 2023, there were total unrecognized compensation expenses in the amount of $290,401 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from October 1, 2023, through August 31, 2027.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 16:     COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2023, contingent liabilities exist regarding guarantees in the amounts of $5,804, and $1,821 in respect of office rent lease agreements and other transactions, respectively.

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

As of September 30, 2023, the Company had non-cancellable purchase obligations totaling approximately $1,116,593, out of which the Company recorded a provision for loss in the amount of $13,463.

As of September 30, 2023, the Company had contractual obligations for capital expenditures totaling approximately $120,572. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and mainly to its new manufacturing site in the U.S.

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

In September 2018, the Company’s German subsidiary, SolarEdge Technologies GmbH, received a complaint filed by competitor SMA Solar Technology AG (“SMA”). The complaint, filed in the District Court Düsseldorf, Germany, alleged that SolarEdge's 12.5kW - 27.6kW inverters infringed on two of the plaintiff’s patents. SMA asserted a value in dispute of EUR 5.5 million (approximately $5,830) for both patents. The Company challenged the validity of both patents and the first patent was invalidated and SMA’s appeal on the matter was denied in January 2023. In August 2021, the German Patent Court rendered SMA's second patent invalid, and this invalidity has been appealed by SMA. In May 2023 the Federal Supreme Court as final instance in the nullity proceedings revoked the second patent, and SMA withdrew its infringement complaint.

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

As of September 30, 2023, an immaterial amount for legal claims was recorded in accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(18,611)	$(18,777)	$(25,449)	$(4,709)
Revaluation	3,216	(12,424)	11,579	(31,064)
Tax on revaluation	(654)	2,694	(2,257)	6,522
Other comprehensive income (loss) before reclassifications	2,562	(9,730)	9,322	(24,542)
Reclassification	-	166	107	1,010
Tax on reclassification	-	(15)	(29)	(115)
Losses reclassified from accumulated other comprehensive income (loss)	-	151	78	895
Net current period other comprehensive income (loss)	2,562	(9,579)	9,400	(23,647)
Ending balance	$(16,049)	$(28,356)	$(16,049)	$(28,356)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$(1,776)	$(3,642)	$(1,761)	$874
Revaluation	(2,896)	(1,569)	(7,321)	(10,094)
Tax on revaluation	183	170	460	1,166
Other comprehensive income (loss) before reclassifications	(2,713)	(1,399)	(6,861)	(8,928)
Reclassification	1,910	1,422	6,316	4,833
Tax on reclassification	(120)	(163)	(393)	(561)
Losses reclassified from accumulated other comprehensive income (loss)	1,790	1,259	5,923	4,272
Net current period other comprehensive income (loss)	(923)	(140)	(938)	(4,656)
Ending balance	$(2,699)	$(3,782)	$(2,699)	$(3,782)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(50,695)	$(52,750)	$(37,960)	$(17,420)
Revaluation	(9,989)	(30,799)	(22,724)	(66,129)
Ending balance	$(60,684)	$(83,549)	$(60,684)	$(83,549)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(6,350)	$(14,451)	$(7,939)	$(6,064)
Revaluation	1,833	1,872	3,422	(6,515)
Ending balance	$(4,517)	$(12,579)	$(4,517)	$(12,579)
Total	$(83,949)	$(128,266)	$(83,949)	$(128,266)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:     ACCUMULATED OTHER COMPREHENSIVE LOSS (Cont.)

The following table summarizes the reclassification out of "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Income
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale marketable securities
	$-	$(166)	$(107)	$(1,010)	Financial income (expense), net
	-	15	29	115	Income taxes
	$-	$(151)	$(78)	$(895)	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	(219)	(157)	(734)	(542)	Cost of revenues
	(1,138)	(808)	(3,789)	(2,841)	Research and development
	(256)	(242)	(791)	(662)	Sales and marketing
	(297)	(215)	(1,002)	(788)	General and administrative
	$(1,910)	$(1,422)	$(6,316)	$(4,833)	Total, before income taxes
	120	163	393	561	Income taxes
	(1,790)	(1,259)	(5,923)	(4,272)	Total, net of income taxes
Total reclassifications for the period	$(1,790)	$(1,410)	$(6,001)	$(5,167)

NOTE 18:     OTHER OPERATING EXPENSE (INCOME)

The following table presents the expenses (income) recorded in the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Impairment of goodwill and intangible assets	$-	$-	$-	$4,008
Sale of assets	-	(2,705)	(1,434)	(2,705)
Impairment of property, plant and equipment	-	(19)	-	660
Total other operating expense (income), net	$-	$(2,724)	$(1,434)	$1,963

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19:      INCOME TAXES

The effective tax rate for the three months ended September 30, 2023, and 2022 was (143.6)% and 58.0%, respectively.

The change in effective tax rate in the three months ended September 30, 2023 compared to the corresponding period in 2022 is mainly due to the IRC Section 174 R&D capitalization, and other expenses not recognized for GILTI purposes, which did not decrease in line with the decrease in our taxable income, as well as unfavorable impact of losses in foreign subsidiaries where we do not anticipate a future tax benefit.

The effective tax rate for the nine months ended September 30, 2023 and 2022 was 33.6% and 42.1%, respectively.

The lower tax rate in the nine months ended September 30, 2023 compared to the corresponding period in 2022 is mainly due to the fact that the Company's income before tax, most of which is subject to tax rates lower than the US statutory rate, increased. Conversely, the IRC Section 174 R&D capitalization, and other expenses not recognized for GILTI purposes, did not increase in the same proportion.

As of September 30, 2023, and December 31, 2022, unrecognized tax benefits were $3,155 and $2,756, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest were immaterial as of September 30, 2023, and December 31, 2022.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is expected to impact our business and operations. As part of such incentives the IRA, will among other things, extend the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are new and their implementation is still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department, the Company will be examining the benefits that may be available to it, such as the availability of tax credits for domestic manufacturers, in the coming months. During the third quarter, the Company began manufacturing inverters in the U.S..

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20:      EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Numerator:
Net income (loss)	$(61,176)	$24,743	$196,712	$72,950
Denominator:
Shares used in computing net EPS of common stock, basic	56,671,504	55,730,328	56,435,880	54,788,734
Diluted:
Numerator:
Net income (loss) attributable to common stock, basic	$(61,176)	$24,743	$196,712	$72,950
Notes due 2025	-	551	1,608	1,651
Net income (loss) attributable to common stock, diluted	$(61,176)	$25,294	$198,320	$74,601
Denominator:
Shares used in computing net EPS of common stock, basic	56,671,504	55,730,328	56,435,880	54,788,734
Notes due 2025	-	2,276,818	2,276,818	2,276,818
Effect of stock-based awards	-	740,392	584,725	820,489
Shares used in computing net EPS of common stock, diluted	56,671,504	58,747,538	59,297,423	57,886,041
Earnings (loss) per share:
Basic	$(1.08)	$0.44	$3.49	$1.33
Diluted	$(1.08)	$0.43	$3.34	$1.29

Shares excluded from the calculation of net diluted due to their anti-dilutive effect	3,349,756	138,916	1,251,243	181,802

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

The Company does not allocate to its operating segments revenue recognized due to advance payments received for performance obligations that extend for a period greater than one year, related to ASC 606, “Revenue from Contracts with Customers”.

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

The following tables present information on reportable segments profit (loss) for the period presented:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Solar	All other	Solar	All other
Revenues	$676,410	$48,680	$2,532,275	$127,605
Cost of revenues	514,289	59,780	1,723,337	153,927
Gross profit (loss)	162,121	(11,100)	808,938	(26,322)
Research and development	56,293	6,979	174,218	20,370
Sales and marketing	30,514	1,777	95,795	5,367
General and administrative	29,637	2,756	79,525	9,522
Segments profit (loss)	$45,677	$(22,612)	$459,400	$(61,581)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 21:      SEGMENT INFORMATION  (Cont.)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Solar	All other	Solar	All other
Revenues	$788,610	$47,954	$2,084,206	$134,931
Cost of revenues	565,403	42,594	1,484,303	125,883
Gross profit	223,207	5,360	599,903	9,048
Research and development	47,943	6,861	140,215	23,378
Sales and marketing	30,996	2,202	85,220	8,059
General and administrative	17,534	2,795	49,779	10,209
Segments profit (loss)	$126,734	$(6,498)	$324,689	$(32,598)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Solar revenues	$676,410	$788,610	$2,532,275	$2,084,206
All other revenues	48,680	47,954	127,605	134,931
Revenues from finance component	215	159	604	440
Consolidated revenues	$725,305	$836,723	$2,660,484	$2,219,577

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Solar segment profit	$45,677	$126,734	$459,400	$324,689
All other segment loss	(22,612)	(6,498)	(61,581)	(32,598)
Segments operating profit	23,065	120,236	397,819	292,091
Amounts not allocated to segments:
Stock based compensation expenses	(36,815)	(35,751)	(115,015)	(106,932)
Amortization related to business combinations	(2,750)	(2,559)	(6,164)	(8,039)
Impairment of goodwill and intangible assets	-	-	-	(4,008)
Disposal of assets related to Critical Power	-	-	-	(4,314)
Sale of Critical Power assets	-	1,559	-	1,559
Other unallocated expenses (income), net	(226)	922	1,146	926
Consolidated operating income (expense)	$(16,726)	$84,407	$277,786	$171,283

NOTE 22:      SUBSEQUENT EVENTS

1.
On November 1, 2023, the Company announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not obligate the Company to acquire any amount of common stock, it may be suspended, extended, modified, discontinued or terminated at any time at the Company’s discretion without prior notice, and will expire on December 31, 2024.

2.	In October 2023, the Company decided to discontinue its light commercial e-Mobility ("LCV") activity related to the supply of products to its sole customer.

3.
On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and putatively on behalf of all others similarly situated, in the U.S District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges that the Company violated various securities laws and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward- looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, competitive position, industry and regulatory environment, effects of acquisitions, growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	changes in the U.S. trade environment, including the imposition of import tariffs;

•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	product quality or performance problems in our products;

•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;

•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

•	delays, disruptions, and quality control problems in manufacturing;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	existing and future responses to and effects of pandemics, epidemics or other health crises;

•	business practices and regulatory compliance of our raw material suppliers;

•	performance of distributors and large installers in selling our products;

•	disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine;

•	disruption to our business operations due to the evolving state of war in Israel;

•	our customers’ financial stability, creditworthiness, and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market, and sell new generations of our products and services;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	our ability to retain, and events affecting, our major customers;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	our ability to integrate acquired businesses;

•	fluctuations in global currency exchange rates;

•	unrest, terrorism, or armed conflict in Israel;

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

In the third quarter of 2020, we began commercial shipments from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles, as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers world-wide. In 2023, we expanded the manufacturing capacity of Sella 1 to add an additional inverter line that reached full manufacturing capacity in the third quarter of 2023. In May 2022, we announced the opening of “Sella 2”, a 2GWh Li-Ion cell factory in Korea. Sella 2 began producing and shipping cells at the end of 2022 and is expected to gradually increase manufacturing capacity during 2024. In light of the Inflation Reduction Act of 2022 (“IRA”), legislation in the United States that incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing manufacturers of such products domestically, we have begun manufacturing products in the U.S. With the ramp-up of this new site and due to a decrease in demand, this quarter we have reduced capacity in our manufacturing site in China and discontinued manufacturing of our products in Mexico, with the intention to close the Mexico manufacturing site in coming months. We are a leader in the global module-level power electronics or MLPE market. As of September 30, 2023, we shipped approximately 122.9 million power optimizers, 5.5 million inverters and 229.5 thousand residential batteries. Over 3.6 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of September 30, 2023, we shipped approximately 51.7 GW of our DC optimized inverter systems and approximately 1.6 GWh of our residential batteries.

Our revenues for the three months ended September 30, 2023, and 2022 were $725.3 million and $836.7 million, respectively. Gross margin for the three months ended September 30, 2023, and 2022 was 19.7% and 26.5%, respectively. Net loss for the three months ended September 30, 2023 was $61.2 million compared to net income in the amount of $24.7 million for the three months ended September 30, 2022.

Our revenues for the nine months ended September 30, 2023, and 2022 were $2,660.5 million and $2,219.6 million, respectively. Gross margin for the nine months ended September 30, 2023, and 2022 was 28.6% and 26.3%, respectively. Net income for the nine months ended September 30, 2023 and 2022 was $196.7 million and $73.0 million, respectively.

Global Circumstances Influencing our Business and Operations

Disruptions due to the war in Israel

Violence between Hamas and Israel started on October 7th when the terrorist group launched an unprecedented attack on Israel. On October 8th, the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Approximately 11% of our workforce in Israel, where we are headquartered, have been called into active reserve duty. Recently, Israel’s credit outlook was cut to negative by S&P Global Ratings, which cited risks that the war could spread more widely and have a more pronounced impact on the country’s economy than expected. Our offices and facilities are currently open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers. We are prioritizing and reallocating resources between projects to minimize the impact on our business. Due to these recent events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown. A prolonged war or an escalation could materially adversely affect our business, financial condition, and results of operations.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and may continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. The conflict adversely affected the prices of raw materials arriving from Eastern Asia and resulted in an increase in gas and oil prices. Furthermore, various shipment routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict is currently decreasing, a change or escalation of this ongoing conflict, could increase the impacts from the circumstances described above and may have an adverse effect on our business and results of operations.

Inflation Reduction Act

In August 2022, the U.S. government enacted the IRA, which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA will, among other things, extend the investment tax credit (“ITC”) for residential solar installations through 2034 and for commercial installations through 2024 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of a tax credit for qualifying energy projects of up to 30%. Since these regulations are still pending administrative guidance from the Internal Revenue Service and U.S. Treasury Department, we will be examining the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers, in the coming months. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

Demand for Products

The demand environment for our products experienced a slowdown beginning in the third quarter of 2023 in Europe. During the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and pushouts of existing backlog from our European distributors. We attribute these cancellations and pushouts to high inventory in the channels and slower than expected installation rates. In particular, installation rates for the third quarter were much slower at the end of the summer and in September where traditionally there is a rise in installation rates. As a result, third quarter revenue, gross margin and operating income was below the low end of the prior guidance range. Additionally, the Company anticipates significantly lower revenues in the fourth quarter of 2023 as the inventory destocking process continues.

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

We provide the “megawatts shipped” and “megawatts hour shipped” metrics, which are calculated based on inverter or battery nameplate capacity shipped, respectively, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter or battery, and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues may increase in a non- correlated manner to the “megawatt shipped” metric since other products such as power optimizers, are not accounted for in this metric.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Inverters shipped	273,883	264,515	938,171	704,018
Power optimizers shipped	3,266,487	6,123,479	15,238,543	17,062,684
Megawatts shipped1	3,796	2,703	11,728	7,349
Megawatts hour shipped - residential batteries	121	321	612	671

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

The following table sets forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues	$725,305	$836,723	$2,660,484	$2,219,577
Cost of revenues	582,488	614,722	1,900,236	1,635,976
Gross profit	142,817	222,001	760,248	583,601
Operating expenses:
Research and development	80,082	69,659	246,481	210,855
Sales and marketing	40,351	42,726	125,539	117,017
General and administrative	39,110	27,933	111,876	82,483
Other operating expense (income), net	—	(2,724)	(1,434)	1,963
Total operating expenses	159,543	137,594	482,462	412,318
Operating income (loss)	(16,726)	84,407	277,786	171,283
Financial income (expense), net	(7,901)	(33,146)	19,157	(52,062)
Other income (loss), net	(484)	7,654	(609)	6,810
Income (loss) before income taxes	(25,111)	58,915	296,334	126,031
Income taxes	36,065	34,172	99,622	53,081
Net income (loss)	$(61,176)	$24,743	$196,712	$72,950

Comparison of three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022

Revenues

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Revenues	$725,305	$836,723	$(111,418)	(13.3)%	$2,660,484	$2,219,577	$440,907	19.9%

Revenues decreased by $111.4 million, or 13.3%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to (i) a decrease of $89.0 million related to the number of residential batteries sold mainly in Europe; and (ii) a decrease of $17.2 million related to a decrease in the number of ancillary solar products sold. Revenues from outside of the U.S. comprised 73.0% of our revenues in the three months ended September 30, 2023 as compared to 69.9% in the three months ended September 30, 2022. The decrease in revenues was due to high inventory in the channels and slower than expected installation rates.

The number of power optimizers recognized as revenues decreased by approximately 2.9 million units, or 46.9%, from approximately 6.1 million units in the three months ended September 30, 2022 to approximately 3.3 million units in the three months ended September 30, 2023 as a result of lower demand. The number of inverters recognized as revenues increased by approximately 9.5 thousand units, or 3.7%, from approximately 257.1 thousand units in the three months ended September 30, 2022 to approximately 266.6 thousand units in the three months ended September 30, 2023. The relative increase in inverters shipped vs. the decrease in optimizers shipped this quarter is a result of our ability to catch up inverter production with demand that we were not able to fulfil in previous quarters. The megawatts hour of residential batteries recognized as revenues decreased by approximately 209.2 megawatts hour, or 57.6% from approximately 363.0 in the three months ended September 30, 2022 to approximately 153.7 megawatts hour in the three months ended September 30, 2023, as a result of lower demand.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding residential batteries is calculated by dividing the sales of solar products, excluding the sales of residential batteries, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.069, or 29.5%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in blended ASP per watt is mainly attributed to the increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix and a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to a reduced overall effect on our ASP per watt. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 and the first half of 2023, as well as by the appreciation of the Euro against the U.S. Dollar.

Our blended ASP per watt/hour for residential batteries is calculated by dividing residential battery sales, by the nameplate capacity of residential batteries shipped. Our blended ASP per watt/hour for residential batteries increased by $0.027, or 6.1%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in blended ASP per watt/hour is mainly attributed to the increase in the sale of one phase batteries that are characterized by higher ASP per watt/hour, as well as the appreciation of the Euro against the U.S. Dollar.

Revenues increased by $440.9 million, or 19.9%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase of $497.9 million related to an increase in the number of inverters sold, with significant growth in revenues coming from Europe. This increase was partially offset by a decrease of $53.7 million related to a decrease in the number of ancillary solar products sold. Revenues from outside of the U.S. comprised 75.7% of our revenues in the nine months ended September 30, 2023 as compared to 62.7% in the nine months ended September 30, 2022. The increase in revenues in the nine months ended September 30, 2023 was partially offset by a decrease in revenues in the third quarter of 2023 due to unexpected cancellations and pushouts of existing backlog from our European distributors.

The number of power optimizers recognized as revenues decreased by approximately 1.7 million units, or 10.2%, from approximately 17.0 million units in the nine months ended September 30, 2022 to approximately 15.3 million units in the nine months ended September 30, 2023 as a result of lower demand. The number of inverters recognized as revenues increased by approximately 234.7 thousand units, or 33.6%, from approximately 697.7 thousand units in the nine months ended September 30, 2022 to approximately 932.4 thousand units in the nine months ended September 30, 2023. The relative increase in inverters recognized versus the decrease in optimizers recognized in the nine months ended September 30, 2023 was a result of our ability to catch up inverter production with demand that we were not able to fulfil in previous quarters. The megawatts hour of residential batteries recognized as revenues decreased by approximately 19.6 megawatts hour, or 3.0% from approximately 660.8 megawatts hour in the nine months ended September 30, 2022 to approximately 641.2 megawatts hour in the nine months ended September 30, 2023 due to a decrease in demand.

Our blended ASP per watt for solar products shipped excluding residential batteries decreased by $0.054, or 22.1%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in blended ASP per watt is mainly attributed to a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to an overall reduction in our ASP per watt as well as due to an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 and in the first half of 2023, as well as by the appreciation of the Euro against the U.S. Dollar.

Our blended ASP per watt/hour for residential batteries decreased by $0.005, or 1.0%, in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease in blended ASP per watt/hour is mainly attributed to the addition of a three phase battery, which is sold at a lower ASP per watt/hour, to our product portfolio, which was partially offset by the appreciation of the Euro against the U.S. Dollar.

Cost of Revenues and Gross Profit

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Cost of revenues	$582,488	$614,722	$(32,234)	(5.2)%	$1,900,236	$1,635,976	$264,260	16.2%
Gross profit	$142,817	$222,001	$(79,184)	(35.7)%	$760,248	$583,601	$176,647	30.3%

Cost of revenues decreased by $32.2 million, or 5.2%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to:

•	a decrease in direct cost of revenues sold of $83.5 million associated mainly with a decrease in the volume of products sold;

•	a decrease in customs duties of $5.0 million attributed to the decrease in volumes of products manufactured in China for the U.S. market; and

•	a decrease in shipment and logistic costs in an aggregate amount of $3.2 million due to a decrease in shipment rates and a decrease in expedited shipments costs.

These were partially offset by:

•
an increase in warranty expenses and warranty accruals of $28.0 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•	an increase of $14.0 million in inventory accrual which is mainly attributed to a higher inventory write-down;

•
an increase in other production costs of $6.6 million, which is mainly attributed to charges from our contract manufacturers related to the downsizing of our manufacturing in Mexico and China, as well as ramp up costs associated with Sella 2, our Li-Ion battery cell manufacturing facility located in South Korea; and

•
an increase in personnel-related costs of $5.6 million related to the expansion of our production, operations, and support headcount, which grew in parallel to our growing install base worldwide and manufacturing volumes which were partially offset by the depreciation of the New Israeli Shekel (“NIS”) against the U.S. dollar.

Gross profit as a percentage of revenue decreased to 19.7% from 26.5% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to:

•	An increase in personnel and manufacturing related costs from the expansion of our infrastructure geared towards accelerated growth;

•	an increase in costs related to our existing install base such as warranty expenses, which were divided this quarter by lower revenue resulting in lower gross margin;

•	an increase in inventory accrual for impairment of excess inventory;

•	an increased portion of sales of commercial products out of our total product mix, which are characterized with lower gross margin; and

•	our non-solar businesses, referred to in our financial results as "all other segments", are generally characterized by a lower gross profit which effect was amplified this quarter.

These were partially offset by:

•	favorable exchange rates on our sales outside of the U.S.;

•	gradual price increases across our product offerings; and

•	continued cost reduction efforts.

Cost of revenues increased by $264.3 million, or 16.2%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to:

•	an increase in direct cost of revenues sold of $112.4 million associated primarily with an increase in the volume of products sold;

•
an increase in warranty expenses and warranty accruals of $101.7 million associated primarily with an increase in the number of products in our install base as well as an increase in costs related to the different elements of our warranty expenses which include the cost of the products, shipment and other related expenses;

•
an increase of $20.4 million in inventory accrual which is mainly attributed to changes in inventory valuations, and higher inventory accruals related to our initial manufacturing in Sella 2, partially offset by a decrease in inventory write-off related to the discontinuation of our UPS related activities in the comparable period;

•	an increase in personnel-related costs of $14.8 million related to the expansion of our production, operations, and support headcount which grew in parallel to our growing install base worldwide; and

•
an increase in other production costs of $6.5 million, which is mainly attributed to charges from our contract manufacturers related to the downsizing of our manufacturing sites in China and discontinuance of our manufacturing site in Mexico, as well as ramp up costs associated with Sella 2, our Li-Ion battery cell manufacturing facility located in South Korea.

These were partially offset by:

•	a decrease in customs duties of $4.2 million attributed to the decrease in volumes of products manufactured in China for the U.S. market; and

•	a decrease in shipment and logistic costs in an aggregate amount of $2.7 million due to a decrease in shipment rates and a decrease in expedited shipments costs.

Gross profit as a percentage of revenue increased to 28.6% from 26.3% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to:

•	gradual price increases across our product offerings;

•	favorable exchange rates on our sales outside of the U.S.;

•	a decrease in shipment rates as well as a reduced portion of expedited shipments out of our total shipments; and

•	continued cost reduction efforts. These were partially offset by:

•	an increased portion of sales of commercial products out of our total product mix, which are characterized with lower gross margins;

•
an increase in warranty expenses and warranty accruals associated primarily with the change in the composition of our install base, as well as an increase in costs related to the different components of our warranty expenses, as reflected in our actual support costs;

•	higher revenues from our non-solar businesses, which are generally characterized by a lower gross profit, which effect was amplified this quarter; and

•	an increase in inventory accrual for impairment of excess inventory.

Operating Expenses:

Research and Development

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Research and development	$80,082	$69,659	$10,423	15.0%	$246,481	$210,855	$35,626	16.9%

Research and development costs increased by $10.4 million or 15.0%, in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to:

•
an increase in personnel-related costs of $6.4 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases, which were partially offset by the depreciation of the NIS against the U.S. dollar and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market; and

•	an increase in expenses related to consultants and sub-contractors in an amount of $2.4 million.

Research and development costs increased by $35.6 million or 16.9%, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to:

•
an increase in personnel-related costs of $21.6 million resulting from an increase in our research and development headcount as well as salary expenses associated with annual merit increases, which were partially offset by the depreciation of the NIS against the U.S. dollar and employee equity-based compensation. The increase in headcount reflects our continued investment in enhancements of existing products as well as research and development expenses associated with bringing new products to the market;

•	an increase in expenses related to consultants and sub-contractors in an amount of $7.4 million;

•	an increase in depreciation expenses of property and equipment in an amount of $2.7 million; and

•	an increase in expenses related to other overhead costs in an amount of $2.5 million.

Sales and Marketing

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Sales and marketing	$40,351	$42,726	$(2,375)	(5.6)%	$125,539	$117,017	$8,522	7.3%

Sales and marketing expenses decreased by $2.4 million, or 5.6%, in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a decrease in personnel-related costs of $3.2 million as a result of a depreciation of the NIS against the U.S. dollar, a decrease in employee equity-based compensation and a decrease in sales commissions, which were partially offset by an increase in headcount outside of the U.S.

This decrease was partially offset by an increase in expenses related to other marketing activities by $1.0 million.

Sales and marketing expenses increased by $8.5 million, or 7.3%, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to:
•
an increase in personnel-related costs of $3.0 million as a result of an increase in headcount supporting our growth outside of the U.S, as well as salary expenses associated with annual merit increases and employee equity-based compensation, which were partially offset by the depreciation of the NIS against the U.S. dollar;

•	an increase of $1.8 million in expenses related to other marketing activities;
•	an increase of $1.4 million in training-related expenses as a result of resuming training activities that had been previously cancelled or postponed due to Covid-19 restrictions in 2022; and

•	an increase in expenses related to other overhead costs of $0.9 million.

General and Administrative

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
General and administrative	$39,110	$27,933	$11,177	40.0%	$111,876	$82,483	$29,393	35.6%

General and administrative expenses increased by $11.2 million, or 40.0%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to:

•	an increase in expenses related to doubtful debt of $7.6 million;

•	an increase in expenses related to consultants and sub-contractors of $2.2 million; and

•
an increase in personnel-related costs of $1.4 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases, which were partially offset by the depreciation of the NIS against the U.S. dollar.

General and administrative expenses increased by $29.4 million, or 35.6%, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to:

•	an increase in expenses related to consultants and sub-contractors of $11.7 million;

•	an increase in expenses related to doubtful debt of $9.1 million; and

•
an increase in personnel-related costs of $6.4 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases, which were partially offset by the depreciation of the NIS against the U.S. dollar.

Other operating expense (income), net

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Other operating expense (income), net	$—	$(2,724)	$2,724	(100.0)%	$(1,434)	$1,963	$(3,397)	(173.1)%

Other operating income, net, decreased by $2.7 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to:

•	a decrease of $1.6 million in income related to the discontinuation of our UPS-related activities and the sale of assets related to these activities; and

•	a decrease of $1.1 million in income related to the sale of property, plant and equipment.

Other operating income, net was $1.4 million, in the nine months ended September 30, 2023, compared to other operating expenses, net of $2.0 million in the nine months ended September 30, 2022, primarily due to:

•	a decrease of $4.0 million in expenses related to write-offs of goodwill and intangible assets related to the discontinuation of our UPS-related activities; and

•	a decrease of $0.7 million in expenses related to write-offs of property, plant and equipment.

These were partially offset by a decrease of $1.5 million in income from the sale of property, plant and equipment.

Financial expense, net

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Financial income (expense), net	$(7,901)	$(33,146)	$25,245	(76.2)%	$19,157	$(52,062)	$71,219	(136.8)%

Financial expense, net decreased by $25.2 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to:

•	a decrease of $19.0 million in expenses due to fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar; and

•	an increase of $4.6 million in income related to hedging transactions.

Financial income, net was $19.2 million in the nine months ended September 30, 2023, compared to financial expenses, net in the amount of $52.1 million in the nine months ended September 30, 2022, primarily due to:

•
an income of $4.8 million in the nine months ended September 30, 2023, compared to expenses of $55.4 million in the nine months ended September 30, 2022, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar.

•	an increase of $9.9 million in interest income and accretion (amortization) of discount (premium) on marketable securities.

Please refer to the section entitled "Foreign Currency Exchange Risk" under Item 3 of this report for additional information.

Other income (loss), net

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Other income (loss), net	$(484)	$7,654	$(8,138)	(106.3)%	$(609)	$6,810	$(7,419)	(108.9)%

Other loss was $0.5 million in the three months ended September 30, 2023, compared to other income, of $7.7 million in the three months ended September 30, 2022, primarily due to a decrease in gain from the sale of an investment in a privately-held company.

Other loss, net was $0.6 million in the nine months ended September 30, 2023, compared to other income, net of $6.8 million in the nine months ended September 30, 2022, primarily due to a decrease in gain from the sale of investment in a privately-held company.

Income taxes

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Income taxes	$36,065	$34,172	$1,893	5.5%	$99,622	$53,081	$46,541	87.7%

Income taxes increased by $1.9 million, or 5.5%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase of $11.0 million in current tax expenses mainly attributed to an increase in the Company’s Global Intangible Low Taxed Income (“GILTI”) tax and unfavorable impact of losses in foreign subsidiaries where we do not anticipate a future tax benefit. This increase was partially offset by an increase of $8.3 million in deferred tax income.

Income taxes increased by $46.5 million, or 87.7%, in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to an increase of $61.2 million in current tax expenses mainly attributed to an increase in profit before tax in our foreign subsidiaries. This increase was partially offset by an increase of $14.4 million in deferred tax income.

Net Income (loss)

	Three months ended September 30, 2023 to 2022				Nine months ended September 30, 2023 to 2022
	2023	2022	Change		2023	2022	Change
	(In thousands)
Net income (loss)	$(61,176)	$24,743	$(85,919)	(347.2)%	$196,712	$72,950	$123,762	169.7%

As a result of the factors discussed above, net loss was $61.2 million in the three months ended September 30, 2023, as compared to a net income of $24.7 million in the three months ended September 30, 2022.

As a result of the factors discussed above, net income increased by $123.8 million, or 169.7% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated

periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$40,585	$5,558	$(40,203)	$(80,016)
Net cash used in investing	(43,733)	(54,581)	(188,187)	(380,514)
Net cash provided by (used in) financing activities	(1,164)	(1,271)	(11,305)	647,135
Increase (decrease) in cash and cash equivalents	$(4,312)	$(50,294)	$(239,695)	$186,605

As of September 30, 2023, our cash and cash equivalents were $551.1 million. This amount does not include $913.4 million invested in available-for-sale marketable securities and $0.3 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and any potential future share repurchases. As of September 30, 2023, we have open commitments for capital expenditures in an amount of approximately $120.6 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $1,116.6 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consists primarily of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities decreased by $39.8 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, mainly due to higher net income adjusted for certain non-cash items. This was partially offset by higher operating working capital requirements, specifically, an increase in inventory procurement and manufacturing.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and disbursements and receipts from collections of loans made by the Company. Cash used in investing activities decreased by $192.3 million in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily driven by a decrease of $247.0 million in investments in available-for-sale marketable securities, an increase of $16.2 million in proceeds provided by sales and maturities of available-for-sale marketable securities as well as an increase of $6.8 million in proceeds provided by government grants in relation to capital expenditures. This decrease in cash used in investing activities was partially offset by a $24.2 million decrease in proceeds provided by the sale of a privately-held company, an increase of $16.7 million in cash used for a business combination, an increase of $13.0 million in disbursements of loans made by the company, an increase of $11.2 million in the purchase of intangible assets and a $8.0 million increase in investments in privately-held companies.

Financing Activities

Financing cash flows consist primarily of proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash used in financing activities in the nine months ended September 30, 2023 was $11.3 million compared to $647.1 million cash provided by financing activities in the nine months ended September 30, 2022, primarily due to a

$650.5 million decrease in cash provided by the issuance of common stock, net through a secondary public offering which occurred in March 2022 and a $27.3 million decrease in proceeds provided by the exercise of stock-based awards. This was partially offset by a decrease of $19.3 million in withholding taxes remitted to the tax authorities related to the exercise of stock-based awards.

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

Share Repurchases

On November 1, 2023, we announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not obligate SolarEdge to acquire any amount of common stock, it may be suspended, extended, modified, discontinued or terminated at any time at the Company’s discretion without prior notice, and will expire on December 31, 2024.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as mentioned in Note 1, “General” (if any).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, customer concentrations, interest rates and commodity prices . We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Approximately 70.9% and 59.5% of our revenues for the nine months ended September 30, 2023, and 2022, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel (“NIS”), Euro, and to a lesser extent, the South Korean Won (“KRW”). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $198.5 million for the nine months ended September 30, 2023. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $30.3 million for the nine months ended September 30, 2023.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2023, two major customers jointly accounted for approximately 37.3% of our consolidated trade receivables, net balance. As of December 31, 2022, two major customers jointly accounted for approximately 27.7% of our consolidated trade receivables, net balance. For the three months ended September 30, 2023 two major customers jointly accounted for approximately 27.3% of our total revenues. For the three months ended September 30, 2022 two major customers accounted for approximately 27.4% of our total revenues. For the nine months ended September 30, 2023 two major customers jointly accounted for approximately 25.4% of our total revenues. For the nine months ended September 30, 2022 one major customer accounted for approximately 20.1% of our total revenues.

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

ITEM 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of September 30, 2023, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 16 – “Commitments and Contingent Liabilities” and Note 22 -- “Subsequent Events” to our condensed consolidated financial statements in this report and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2022. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have experienced and may continue to experience disruption to our business operations as a result of war and hostilities in Israel

Violence between Hamas and Israel started on October 7th when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023 the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Since our headquarters and most of our employees operate from Israel, the state of war has disrupted and is continuing to disrupt our business operations. This situation has impacted the availability of our workforce, as approximately 11% of our workforce in Israel, where we are headquartered, have been called into active reserve duty. Several of our employees who reside close to the southern or northern boarders of Israel have been forced to evacuate their homes and have relocated to temporary housing. Since the education system is partially operating many of our employees with small children are working from home. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(c) Trading Plans

On August 10, 2023, Mr. Meir Adest adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 45,095 shares of Company common stock, 1,458 of which shares are to be acquired upon the exercise of employee stock options between November 9, 2023 and the earlier of March 29, 2024 or when 45,095 shares are sold, subject to certain conditions.

ITEM 6. Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
10.2	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 7, 2023
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)
Filed with this report.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2023

/s/ Zvi Lando
Zvi Lando Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023
/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial Officer)