Form 10-K
period 2023-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2024-02-26
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15.1 billion (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $269.05 per share as reported on the Nasdaq Global Select Market.

As of February 1, 2024, there were 57,126,023 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K, including:

•	future demand for renewable energy including solar energy solutions;
•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;
•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, rising interest rates and recessionary concerns;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;
•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	delays, disruptions, and quality control problems in manufacturing;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine;
•	performance of distributors and large installers in selling our products;
•	consolidation in the solar industry among our customers and distributors;
•	our ability to manage effectively the growth of our organization and expansion into new markets;
•	Our ability to recognize expected benefits from restructuring plans
•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	our ability to integrate acquired businesses;
•
disruption to our business operations due to the evolving state of war in Israel and political conditions related to the Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements related to emerging environmental, social and governance requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;
•	changes in the U.S. trade environment, including the imposition of import tariffs;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	volatility of our stock price;
•	our customers’ financial stability, creditworthiness and debt leverage ratio;
•	our ability to retain key personnel and attract additional qualified personnel;
•	our ability to effectively design, launch, market, and sell new generations of our products and services;
•	our ability to retain, and events affecting, our major customers;
•	our ability to service our debt; and
•	the other factors set forth under “Item 1A. Risk Factors.”

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

i

PART I
ITEM 1.  Business

Introduction

We are a leading provider of an optimized inverter solution that changed the way power is harvested and managed in photovoltaic (also known as PV) systems. Our direct current (“DC”), optimized inverter system maximizes power generation while lowering the cost of energy produced by the PV system for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include: comprehensive and advanced safety features, improved design flexibility, efficient integration (DC coupled) with SolarEdge storage solutions, and improved operation and maintenance, or O&M, with remote monitoring at the module-level. The typical SolarEdge DC optimized inverter system consists of inverters, Power Optimizers, a communication device which enables access to a cloud-based Monitoring Platform and, in many cases, a battery and additional smart energy management solutions and devices, such as EV chargers and load controllers. As part of our hardware sales, we also provide the energy management software which controls, manages and optimizes the energy production, storage and use of energy generated by our systems. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 52.6 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in over 140 countries.

Since introducing the DC optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. By leveraging world-class engineering capabilities and with a relentless focus on innovation, SolarEdge now offers energy solutions that include primarily the hardware technology used in residential, commercial, and small scale utility PV systems and also product offerings in the areas of energy storage systems, or ESS, including manufacturing of lithium-ion cells and batteries, smart trackers for solar panels, EV chargers, home and commercial energy management software, grid services and software platforms and applications that enable development of virtual power plants, or VPPs.

We primarily sell our products indirectly to thousands of solar installers through large distributors and electrical equipment wholesalers and directly to large solar installers and engineering, procurement, and construction firms, or EPCs. Our customers include leading providers of solar PV systems to residential and commercial end users, key solar distributors, and electrical equipment wholesalers.

As of December 31, 2023, we have shipped in the aggregate approximately 125.1 million Power Optimizers and 5.6 million inverters. More than 3.7 million PV installations, many of which may include multiple inverters, are currently connected to and monitored through our cloud-based Monitoring Platform.

The SolarEdge Solution. The key advantages of our solution over a traditional string inverter PV system include:

•
Maximized PV module power output. Our Power Optimizers provide module-level, or MPPT, and real-time adjustments of current and voltage to the optimal working point of each individual PV module. This enables each PV module to continuously produce its maximum power potential independent of other modules in the same string, thus minimizing module mismatch and partial shading losses. By performing these adjustments at a very high rate, our Power Optimizers also solve the dynamic MPP losses associated with traditional inverters.

•
Optimized architecture with economies of scale. Our system shifts certain functions of the traditional inverter to our Power Optimizers while keeping the DC to AC function and grid interaction in our inverter. As a result, our inverter is smaller, more efficient and more reliable than inverters used in traditional string inverter systems. The cost savings that we have achieved on the inverter enable our system to be priced at a cost per watt that is comparable with traditional inverter systems of leading manufacturers. As a PV system grows in size, our inverter benefits from economies of scale, making our technology viable for large commercial and small-scale utility applications.

•
Enhanced system design flexibility. Unlike a traditional inverter system that requires each string to be the same length, use the same type of PV modules and be positioned at the same angle toward the sun, our system allows significant design flexibility by enabling the installer to place PV modules in uneven string lengths and on multiple roof facets. This design flexibility increases the amount of the available roof that can be utilized for power production. As a result, our system is significantly less prone to wasted roof space resulting from rooftop asymmetries and obstructions.

•
Reduced balance of system (BoS) costs. Our DC optimized inverter system allows significantly longer strings to be connected to the same inverter (as compared to a traditional inverter system). This reduces the cost of cabling, fuse boxes and other ancillary electric components. These factors result in easier installations with shorter design times and a lower initial cost per watt, while enabling larger installations per rooftop.

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

•
Enhanced safety. We have incorporated module-level safety mechanisms in our system to protect installers, electricians and firefighters. Each Power Optimizer is configured to reduce output to 1 volt unless the Power Optimizer receives a fail-safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level. Our DC optimized inverters comply with the applicable safety requirements of the regions in which they are sold, providing incremental cost savings to installers by eliminating the need for additional hardware such as DC breakers, switches or fire-proof ducts required by traditional inverter systems. In the U.S., the SolarEdge SafeDC feature is compliant with NEC 2014 & NEC 2017 Rapid Shutdown functionality, Section 690.12. SolarEdge inverters also have a built-in safety feature designed to mitigate the effects of some arcing faults that may pose a risk of fire, in compliance with the UL1699B arc detection standard. In addition, some of the SolarEdge Power Optimizers include a "sense connect capability" which is designed to monitor Power Optimizers’ connectors, and identify improper connections and possible malfunctions for early detection and mitigation of arc risks.

•
High reliability. Solar PV systems are typically expected to operate for at least 25 years under harsh outdoor conditions. High reliability is critical and is facilitated by systems and components that have low heat generation, solid and stable materials, and an absence of moving parts. We have designed our system to meet these stringent requirements. Our Power Optimizers’ high switching frequency allows the use of ceramic capacitors with a low, fixed rate of aging and a proven life expectancy in excess of 25 years. Further, we use automotive-grade, application-specific integrated circuits (“ASICs”) that embed many of the required electronics. This reduces the number of components and consequently the potential points of failure.

•
DC Coupling with Energy Storage. Our DC optimized inverter system allows solar energy to be directly stored in batteries without any conversion, referred to as DC coupling, thereby eliminating energy losses that are associated with such conversions. This enables better management of energy stored in the battery, hence improving efficiency, increasing savings for the end user and increasing the overall return on investment, or, ROI. When coupled with a DC enabled EV charger, solar energy can directly charge the electric vehicle, without any AC conversion applying similar energy retention due to less conversions.

•
Energy Management. Our residential and commercial systems feature the SolarEdge ONE energy optimization system which manages solar energy, battery storage, smart devices, and grid interaction. This smart energy management capability enables system owners to store solar energy at cost-effective times, and also control the timing of their PV energy consumption in order to increase their energy independence, take advantage of lower time-of-use rates, reduce electricity bills, and improve overall system ROI.

•
Distributed Energy Generation. As the electric grid transitions from centralized power stations to a network of distributed, renewable energy sources, our inverter can serve as a local control system that can manage the energy resources underlying such a distributed network. Our inverters can be used to create a distributed and interactive grid that can help support grid stability. One such example is inverter-enabled charging and discharging of batteries as part of a Virtual Power Plant or VPP, to help manage the load on the grid and support grid stability.

Our Product Offering

Our primary segment is our solar business, which includes the following products:

SolarEdge Power Optimizer. Our Power Optimizer which forms an integral part of our DC optimized inverter system is a highly reliable and efficient DC-to-DC converter which is connected by installers to each PV module or embedded by PV module manufacturers into their modules as part of the manufacturing process. Our Power Optimizer increases energy output from the PV module to which it is connected by continuously tracking the Maximum Power Point or MPP of each module and controlling its production point. The Power Optimizer’s ability to track the MPP of each PV module and its ability to increase or decrease its output voltage enables the inverter’s input voltage to remain fixed under a large variety of string configurations. This feature enhances the flexibility in PV system designs, enabling use of different string lengths in a single PV system connected to the same inverter, use of PV modules situated on multiple orientations connected to the same inverter, and using varied PV module types in the same string. In addition, our Power Optimizers monitor the performance of each PV module and communicate this data to our inverter using our proprietary power line communication. In turn, the inverter transmits this information to our monitoring server. Each Power Optimizer is equipped with our proprietary safety mechanism which automatically reduces the output voltage of each PV module to 1 volt unless the Power Optimizer receives a fail-safe signal from a functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the system is designed to reduce the DC voltage to a safe level.

Our Power Optimizers are designed to withstand high temperatures and harsh environmental conditions and contain multiple bypass features that localize failures and enable continued system operation in the vast majority of cases of Power Optimizer failure. Our Power Optimizers are compatible with most modules on the market today and carry a 25-year product warranty. During the year ended December 31, 2023, the year ended December 31, 2022 and the year ended December 31, 2021, revenues derived from the sale of Power Optimizers represented 30.3%, 36.5% and 42.2% of total revenues, respectively.

SolarEdge Inverter. Our DC-to-AC inverters which form an integral part of our DC optimized inverter systems, contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability, and are designed to work exclusively with our DC Power Optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our Power Optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string which is equipped with our Power Optimizers provides fixed input voltage to our inverter, the inverter is able to operate at its highest efficient at all times and therefore is more cost effective, energy efficient and reliable.

Like our Power Optimizers, our inverters are designed to withstand harsh environmental conditions. We currently offer single-phase inverters designed to address the residential market (3 kilowatt (“kW”) to 11.4 kW) three-phase inverters designed to address the residential and commercial markets (4 kW to 120 kW), and three-phase inverters designed to address the ground mount market (300kW to 330kW). In 2023, SolarEdge released the 330kW inverter coupled with new H-Series Power Optimizers for distributed and centralized inverter configurations. This inverter is designed for small-scale utility installations, agriculture or Agri-PV sites that harvest crops and solar energy on the same farmland, and Community Solar installations which bring smart energy savings to households, businesses and public organizations.

Storage Solutions. The SolarEdge Home Battery 400V, our DC-coupled, 10kWh, single phase battery integrates with our SolarEdge Home Hub family of inverters. When connected with our SolarEdge Home Backup Interface (BUI), the SolarEdge Home Battery provides homeowners the ability to power their homes even when the grid is off for anywhere from several hours to many days, depending on use of loads and available sunlight during the outage. The battery also works in tandem with the SolarEdge ONE energy optimization system to optimize the use of solar energy in places with different types of import and export tariffs scenarios (such as time of use, or TOU and dynamic rates).

With the SolarEdge backup solution, power is stored in a battery and can be used during a power outage to power essential devices such as refrigerators, communication devices, lighting, and AC outlets for anywhere from several hours to many days, depending on use of loads and available sunlight during the outage.

EV Chargers. SolarEdge sells EV chargers for residential applications which allow the homeowner to redirect excess PV energy to power their electric vehicles. This enables consumer to increase their self-consumption of clean energy. The SolarEdge ONE smart energy optimization system can be programmed to automatically charge the vehicle using the most advantageous and economical times and rates.

Smart Energy Products. As the solar energy industry has evolved, SolarEdge has developed innovative solutions to further enhance smart energy technology, including inverters that include compatibility with batteries for increased self-consumption for backup, backup interfaces devices, smart meters, smart energy management devices (sockets, hot water controllers, wireless relay) and smart PV modules. This product expansion has enabled us to increase average the revenue per installation, or ARPI.

Smart Trackers. Our SolarGik smart PV tracker is optimized for installations on constrained and sloped terrains, eliminating the need for costly grading and construction. Our trackers come with advanced software that is designed to optimize production, predict weather changes, maximize bifacial gains and respond to remote commands. The tracker solutions are light weight, which allows them to be installed not only in regular ground mount projects, but also on rooftops, greenhouses, carports and agricultural fields.

Smart Energy Management. We have developed smart energy management software and capabilities that are offered with our hardware solutions and enable system owners to store solar energy at cost-effective times, and also control the timing of their PV energy consumption in order to increase their energy independence, take advantage of lower time-of-use rates, reduce electricity bills, and improve overall system ROI.

In 2023, we launched the SolarEdge Home smart energy ecosystem which enables homeowners to control and optimize their energy production, consumption and storage with mySolarEdge app. SolarEdge Home manages the home’s production and usage 24 hours a day, 7 days a week through the SolarEdge ONE energy optimization system which analyzes a variety of external and internal data to minimize electricity costs and maximize savings. In addition to SolarEdge Power Optimizers, inverters and batteries, SolarEdge Home has capabilities enabling integration with SolarEdge Home batteries, EV chargers, load controls and third party devices, to monitor and optimize the home energy production and usage. The features are thus far available in the United States, in Germany and are being released elsewhere around the world over time.

In addition, in April 2023, we completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the commercial and industrial ("C&I") sector. Hark's platform is designed to enable commercial and industrial customers expanded capabilities in energy management and connectivity, including identification of potential energy savings, detection of anomalies in assets’ energy consumption, and optimization of energy usage and carbon emissions through load orchestration and storage control.

SolarEdge Software Solutions. We offer a variety of professional software tools to support the complete PV planning, installation, monitoring and maintenance processes of our DC optimized inverter solutions:

Monitoring Platform. The SolarEdge monitoring platform is a cloud-based monitoring platform which collects power, voltage, current and system data sent from SolarEdge inverters and Power Optimizers and allows users to view the data for their SolarEdge site/s at the module level, string level, inverter level and system level from most browsers and from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential problems. The monitoring software includes features which are used on a routine basis by integrators, installers, maintenance staff, and system owners to improve a solar PV system’s performance.

MySolarEdge app. The mySolarEdge application enables system owners to track their real-time system production and household energy consumption, view their inverter and battery status for quick troubleshooting, and control the battery's back-up capabilities, all from their mobile phones.

Designer platform. Our designer platform is a proprietary web-based tool that helps solar professionals plan, build and validate residential and commercial systems from inception to installation.

Mapper application. The mapper application provides SolarEdge installers with an efficient, streamlined process for registering the physical layout of new PV sites installed with SolarEdge DC optimized inverter systems in the SolarEdge Monitoring Platform. Installers can use the Mapper application to scan SolarEdge Power Optimizer and SolarEdge inverter barcodes, creating a virtual map of the PV site in the monitoring platform which can later help facilitate remote diagnostics thereby enabling enhanced customer support and reducing maintenance costs for installers and SolarEdge system owners.

SetApp application. The SetApp application is used to activate and configure SolarEdge inverters during commissioning directly through a smartphone, in order to simplify and expedite installations.

Grid Services. As PV and storage continue to proliferate around the world, energy production is transitioning from a centralized system to a distributed network model, where energy is produced close to the location in which it is consumed and stored. This model creates an opportunity for new interconnected and decentralized energy networks offering improved grid reliability and stability, new energy service and reduction of grid infrastructure costs. SolarEdge grid services deliver near real-time aggregative control and data reporting, enabling the pooling of distributed energy resources - photovoltaic systems, battery storage and electric vehicle chargers — in the cloud for the creation of virtual power plants (VPP). The SolarEdge grid services and VPP solution provide management platforms to enable near real-time, aggregated control of available energy resources to meet ever-changing supply needs and demand. Our distributed energy resources management system or DERMS application and application program interfaces (APIs) are used by utilities for countering peak demand events and participating in various electricity markets. In 2023, SolarEdge continued to sell grid services in the U.S., Europe and Australia, including services provided to independent system operators, energy retailers, national installers and others.

Products from Non-Solar businesses. The SolarEdge Energy Storage segment provides energy storage solutions which include battery cells, modules, racks and containerized battery systems (BESS). The proprietary technology of our cells and batteries is manufactured and assembled in our own facilities in South Korea, which have production capacity of 2GWh.
Our lithium-ion technology packs high energy density into small footprints and supports high c-rate power throughputs, without compromising the calendar and cycle life of the battery.

SolarEdge’s ESS solutions are used in different fields, such as stationary energy storage (EV charging, utility, commercial or industrial), energy storage in transportation (trains, trams and marine-based transportation), different engineering, procurement and construction projects in the grid and C&I energy space, and more.

Product Roadmap

Our products in the solar segment reflect the innovation focus and capabilities of our technology departments as well as the importance we place on creating value for our customers. Our core solar product roadmap is divided into five categories: Power Optimizers, inverters, software which supports our DC optimized inverter systems, batteries for PV applications, and smart energy management.

Power Optimizers. We currently sell our third and fourth generations of Power Optimizers (P-Series and S-Series, respectively) which were designed for fully automated assembly and are based on our third and fourth generation ASICs, respectively. We have launched H1300, a Gen 4 based power optimizer, as a part of the SolarEdge 330kW inverter solution. This is our first optimizer equipped with high frequency DC power line communications technology which allows communication with larger numbers of optimizers for ground mount applications as well as improved remote software upgrade capabilities, allowing larger installations to support Ground Mount applications, as well as improved remote upgrade. We are in the process of launching our fifth generation S1400 Series Power Optimizers. A key element of our reliability strategy, and a significant differentiator relative to our competitors, is our use of proprietary ASICs to control, among other things, our Power Optimizer’s power conversion, safety features, and PV module monitoring. Instead of using large numbers of discrete components, our Power Optimizer uses a single proprietary ASIC, thus reducing the total number of components in an electrical circuit and thereby improving reliability.

Each new ASIC generation reduces the number of components required for any given functionality, adds more functions to the Power Optimizer, and meaningfully improves the efficiency of the Power Optimizer. The efficiency improvement reduces the energy losses which in turn reduces the amount of heat dissipation. This enables design of a more cost-effective and usually smaller enclosure and also keeps the electronics cooler, thereby improving the Power Optimizer’s reliability. Our research and development teams continuously work on further improving our ASICs and releasing new generations of this improved technology.

Inverters. Our inverter roadmap includes both new products as well as additional capabilities for existing inverters. Our inverter roadmap is intended to serve four purposes: (i) expand addressable markets by developing new and larger inverters designed specifically for larger commercial installations and utility-scale projects; (ii) improve the electronics to increase the total power throughput while minimally changing the existing enclosure, thereby reducing the actual cost per watt and increasing economies of scale; (iii) improve ease of installation by integrating additional functionality required in certain installations in order to reduce costs of additional hardware and subcontractors’ labor costs; and (iv) improve the residential inverter's functionality to serve as a hub for home energy management, integrating, controlling and optimizing the main home energy sources and loads.

Software. We continue to expand our software offering with the introduction of new tools and features. This includes both professional web-based software and system owner applications such as fleet management, the site designer tool, the mySolarEdge consumer applications, all of which are offered to our install base as complimentary to the sales of our hardware solutions.

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

Batteries for PV applications.  Our residential storage solution, launched in 2021, is designed to integrate with our single-phase and three-phase inverters to provide optimal energy management, maximum efficiency, longer backup times and ease of use for the homeowners. We expect to continue to expand our storage solutions to cover more applications, improve battery management, efficiency and integration with energy management systems.

Smart Energy Management. We are developing new features and capabilities for the smart energy management solutions, which are constantly evolving, such as our SolarEdge Home Local Controller, which will enable the homeowner to run and manage their most energy-intensive devices on excess solar energy. We are also introducing smart energy management and fleet management to the commercial segment. We also plan on expanding the availability of our smart energy products, including smart energy management devices, to new geographies and use cases.

New Products or Product Categories. We continuously evaluate opportunities to expand our product offerings and services to our customers. We may from time to time develop new products or services that are a natural extension of our existing business, or may engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergistic opportunities.

Sales and Marketing Strategy

Our solar business strategy is to focus on penetrating new geographic regions and increasing our market share. More specifically, we focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Our solar products have been installed in over 140 countries.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. Our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies. As of December 31, 2023, based on the number of installer accounts on our monitoring portal, over 65,000 installers around the world have installed SolarEdge solar PV systems.

Additionally, as further detailed below, we have a number of programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars, and partner trainings to educate them how best to design, sell, and implement our technology in their projects.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In 2023, two of our customers, Memodo GmbH and Krannich Solar GmbH & Co. KG, represented 24.0% of our revenues. None of our other customers accounted for more than ten percent of our revenues in the year ended December 31, 2023.

Training and Customer Support

We offer our installer base a comprehensive package of customer support and training services which include pre-sales support, ongoing trainings, and technical support before, during, and after installation. We also provide customized support programs to large installers and distributors to help prioritize and track support issues, thereby enabling short cycle times for issue resolution.

In 2023, we revamped our first level certification, SolarEdge Fundamentals Training, a comprehensive training course for installers, with up-to-date installation methodologies and practices. During 2023, our training portal (Edge Academy) hosted over 222,000 learners.

Additionally, in 2023, we enhanced our installer’s performance enablement by adding over 50 product-specific courses, as well as increasing accessibility by creating a professional installation toolkit. During 2023, over 19,000 installers completed our certification programs.

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

Customer service and satisfaction continues to be a key component of our business offering and we consider it integral to our continued success. We maintain high levels of customer engagement through our call centers in California, Australia, Japan, Israel, India, Bulgaria, Brazil, Taiwan, Thailand, South Africa, Philippines and Poland. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. As of December 31, 2023, our customer support and training organization consisted of 659 employees worldwide.

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

As part of our growth strategy, we have acquired companies that have technologies that can leverage our expertise in power electronics and power optimization. By combining acquired resources with our current research and development teams, we are expanding our activities into other areas such as energy IoT and energy storage systems.

Power Optimizers

Our Power Optimizers are DC/DC step up/step down (buck boost) converters designed and developed to operate in harsh outdoor environments at very high conversion efficiency. Our Power Optimizers include proprietary power electronics and control loops customized to efficiently convert power from the PV module to the inverter.

A key factor in the performance of our Power Optimizer is determined by the digital control algorithms and closed-loop control mechanism. The Power Optimizer’s control is built into our advanced ASIC which is responsible for all critical digital control functions of the power optimizer, including detailed power analysis, digital real-time control of the power conversion subsystem, power line communications and networking. Since each Power Optimizer handles the power and voltage of either a single or two modules, we are able to reach a high degree of semiconductor integration by leveraging low-cost silicon in standard semiconductor packages. As a result, much of the Power Optimizer functionality can be integrated into a standard ASIC instead of requiring discrete electronic components, resulting in lower costs and higher reliability.

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

Each Power Optimizer in the array is connected to the inverter by a power line communications networking link. Our power line communications link uses a proprietary networking technology that we developed, utilizing the existing DC wiring between the Power Optimizers and the inverter to transmit and receive data between these devices using scalable technology supporting a wide range of installation sizes, from small residential to large commercial installations.

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

Our inverters’ digital control algorithms are implemented using programmable digital signal processors which allow for flexibility and adaptation of control loops for various grids and for the requirements and standards of different grid operators across geographies. We have already implemented the control mechanisms necessary to support advanced grid codes and standards that are required to support high penetration of solar energy into utility grids. We continue to develop and manufacture our own DSP (ASIC) in our inverters which enables us to improve the performance of our control loops, increase our cost savings and be less dependent on third party suppliers in our manufacturing process. The DSP (ASIC) performs the critical power analysis and power conversion control functions of the inverter. The power analysis functions process the state and working parameters at the power inverter’s input and output, and together with advanced digital control and state machine logic controls the power conversion function. In addition, our digital control system uses technology that allows the inverter to anticipate and adapt to changing operating conditions, and to protect itself against system anomalies as well as comply with applicable regulations in the different regions in which we operate.

Our DSP (ASIC) is also in charge of the power line communications ("PLC") networking link towards the optimizers. Our PLC uses a proprietary networking technology that we developed, utilizing the existing DC wiring between the Power Optimizers and the inverter to transmit and receive data between these devices.

We have developed and continue to develop in-house design and manufacturing capabilities for several major passive components, such as magnetic components, in order to decrease dependence on suppliers, improve component performance, reduce costs and have better control over our production processes.

Batteries for PV applications

In 2021, we released our first lithium-ion residential batteries for sale in the U.S. and Europe through our solar distribution channels. Our batteries are composed of lithium cells, a battery management system, or BMS, bi-directional DC/DC high efficiency converter that allows charge and discharge of the battery, as well as user interface. Our DC/DC converter uses digital control algorithms, which are implemented using a programmable digital signal processor. Our power products, inverter, Power Optimizers and battery are connected to the same DC bus, allowing the battery to be directly charged by the DC current generated by the Power Optimizers and bypassing the AC conversion, thereby reducing the rounding efficiency of PV generated power towards the AC loads.

Our DC-coupled battery is designed to connect with our inverters, allowing up to three batteries per inverter. Our batteries can be connected to our cloud‑based monitoring platform, reporting information on the battery status, solar production, and self-consumption data.

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate, and localize. We currently contract to have our solar products manufactured by two of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc. (“Jabil”) and Flex Ltd. (“Flex”). By using contract manufacturers, we are able to access advanced manufacturing equipment, processes, skills and capacity on a relatively “asset light” budget while remaining flexible in our manufacturing operations and are able to enjoy the CM’s global reach and access to different manufacturing regions. Our contract manufacturers are responsible for funding some of the the capital expenses incurred in connection with the manufacture of our products, except with regard to some of the automated optimizer assembly lines, our proprietary end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by the Company. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines save for circumstances where the direct purchase by us of non-specific manufacturing equipment will result in a substantial reduction in costs in which case we will consider financing such non-specific manufacturing equipment ourselves. Further, contracting with global providers, such as Jabil and Flex, gives us added flexibility to enjoy such manufacturers' global reach and access to different regions such as China and Vietnam, where we are able to manufacture closer to target markets in Asia, as well as Hungary, closer to target markets in Europe, in each case, potentially increasing responsiveness to customers while reducing costs and delivery times. In light of recent Inflation Reduction Act legislation in the United States which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing manufacturers of such products domestically, we have begun manufacturing inverters in Texas and are currently establishing additional manufacturing capabilities in Florida for optimizers and inverters. With the ramp-up of these new sites and due to a decrease in demand for our products, we have reduced capacity in our manufacturing site in China and discontinued manufacturing of our products in Mexico.

In the third quarter of 2020, we began commercial shipments from our own manufacturing facility in the North of Israel, “Sella 1". The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers worldwide.

During 2023, we expanded the manufacturing portfolio available for manufacturing in Sella 1.

In May 2022, we opened our own manufacturing facility, “Sella 2”, a 2GWh Li-Ion cell factory in Korea. “Sella 2” began producing and shipping cells at the end of 2022 and is expected to gradually increase manufacturing capacity during 2024, slightly behind the original plan. We also have an additional smaller lithium-ion cells and batteries facility in South Korea that has the capacity to manufacture up to 150 MWh per annum.

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

In light of the Company’s decision to discontinue its LCV e-Mobility activity, we began ramping down manufacturing of e-Mobility components in our facility in Umbertide, Italy, towards the end of 2023. We are still using this facility for Automation Machines, refurbishment of batteries and support of the e-Mobility project.

Reliability and Quality Control

Our Power Optimizers are connected to each PV module by installers, and are designed to be as reliable as the PV module itself and capable of withstanding the same operating and environmental conditions.

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

In order to verify the quality of each of our products when it leaves the manufacturing plant, each component, sub-assembly, and final product are tested multiple times during production. These tests include Automatic Optical Inspection, In-Circuit Testing, Board-Functional Testing, Safety Testing, and Integrative Stress Testing. We employ a serial number-driven manufacturing process auditing and traceability system that allows us to control production line activities, verify correct manufacturing processes and to achieve item-specific traceability.

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

We have a strong research and development team with wide ranging experience in power electronics, semiconductors, power line communications and networking, chemical, mechanical and software engineering. In addition, many members of our research and development team have expertise in solar technologies. As of December 31, 2023 our research and development organization had a headcount of 1,525 employees.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2023, SolarEdge had 602 issued patents worldwide and 528 patent applications pending for examination. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control, battery technology and management systems. Our issued patents are scheduled to expire between 2024 and 2042.

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

Competition

The markets for our solar products are competitive, and we compete with manufacturers of traditional inverters, as well as manufacturers of other MLPE systems. The principal areas in which we compete with other companies include:

•	product and system performance and features;

•	total cost of ownership (TCO);

•	reliability and duration of product warranty;

•	customer service and support;

•	breadth of product line;

•	local sales and distribution capabilities;

•	compliance with applicable certifications and grid codes;

•	size and financial stability of operations; and

•	size of installed base.

Recent market trends show an increased focus on safety features in rooftop installations, and the emergence of standards that are evolving to address such concerns. In particular, the arc fault detection and interruption (AFDI) and rapid shutdown (RSD) standards in the US market, have led to the introduction of module-level rapid-shutdown devices from our competitors. We believe the existence of rapid shutdown capabilities built into our Power Optimizers positions us well in this regard, and serves as a competitive advantage. Additionally, we have seen PV module manufacturers introduce larger PV modules with higher power levels reaching over 600W. This market trend, which comes as a result of PV cell manufacturers introducing larger cell sizes such as M10 and M12 as well as different module build configurations, leads to market interest in higher power rating Power Optimizers, micro inverters, and other MLPE devices. The increasing demand for storage and battery solutions is an additional noteworthy market trend which is expected to increase the attachment rate of storage to PV installations in the coming years.

Our DC optimized inverter system competes principally with products from traditional inverter manufacturers, such as SMA Solar Technology AG, Sungrow Power Supply Co., Ltd. and Huawei Technologies Co. Ltd. as well as from other Chinese inverter manufacturers. In the North American residential market, we compete with traditional inverter manufacturers such as Tesla Motors Inc., as well as microinverter manufacturers such as Enphase Energy, Inc. In addition, there are several new entrants to the MLPE market, including low-cost Asian manufacturers. We believe that our DC optimized inverter system offers significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies.

The markets for our Energy Storage division products are competitive as well. The competition ranges from other cell manufacturers, both of Nickel Manganese Cobalt (NMC) and of Lithium Iron Phosphate (LFP), which are also vertically integrated and provide a partial or complete storage system as well as from integrators that are acquiring cells from different vendors and assemble their own storage system. Our competitors include global manufacturers such as LG Energy Solutions, Samsung SDI, CATL, BYD etc.

Our residential lithium-ion batteries for PV applications compete with global manufacturers of both lithium-ion and other residential battery storage solutions such as Tesla, LG Energy solutions, BYD and Enphase Energy.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore is expected to impact our business and operations. Some of the applicable provisions in IRA that are expected to positively impact the market for renewable energy include the extension of the investment tax credit (“ITC”) and the Production Tax Credit (“PTC") through 2034. The IRA also further incentivizes residential and commercial solar customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. We continue to monitor the benefits that may be available to us. Section 45X of the IRA offers advanced manufacturing production tax credits, that incentivize the production of eligible components within the United States. To that end, we have established manufacturing capabilities in the United States in 2023 and announced additional capacity expected during 2024.

To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Particularly, our exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Countries duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.

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

In order to mitigate the negative effect of increased tariffs, we increased our manufacturing capabilities at our Vietnam manufacturing facility. We reached full manufacturing capacity in our manufacturing facility in Israel, Sella 1 . In addition, as mentioned above, we established manufacturing capabilities in the United States. For the year ended December 31, 2023, the majority of our products being imported to the U.S. were manufactured in Mexico, Vietnam, Israel and Hungary and were therefore not subject to the aforementioned tariffs.

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

Sustainable, Responsible and Transparent Business Practices

During 2023, we continued making progress in our Environmental, Social and Governance ("ESG") performance and disclosure. Our ESG practices are guided by our social purpose: “To power the future of energy so we can all enjoy better living and a cleaner, greener future” and our social mission: “Shaping the future of sustainable energy production, energy storage and e-mobility through innovation”. We have crafted a comprehensive sustainability strategy with 2025 targets in several areas. Our fifth annual Sustainability Report, published in 2023, was prepared in alignment with leading global sustainability disclosure standards, GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board). Our sustainability strategy includes the following pillars:

•
Powering Clean Energy: Accelerating the uptake of clean energy, delivering new smart energy, innovative solutions and improving the lifecycle impacts of our products. As a business founded upon the acceleration of clean energy, we strive to reduce our climate impact by minimizing GHG (greenhouse gas) emissions and transitioning to renewable electricity usage in our facilities. We have completed a lifecycle analysis for three of our key products, examining the carbon footprint of all product life stages and following the examination of the results of such analysis were able to highlight possible reduction opportunities. We have taken significant efforts to reduce energy and resource consumption in our sites, reducing related GHG emissions. We continue to act to recycle our e-waste. We also act to minimize landfill for all waste types, and in 2022, a total of 88% of all waste at our owned and operated sites was either recycled or recovered to energy (2023 figures are currently in examination and will be published in our upcoming sustainability report).

•
Powering People: Maintaining leading responsible employment practices, upholding human rights and investing in communities. In 2023, we continued to expand our workforce to support SolarEdge’s business growth, and maintained responsible employment practices, including an enhanced focus on safety and on employee growth and development. We set quantitative targets and formulated multi-year programs to enhance gender equality in accordance with equal opportunities laws within our workforce and to strengthen its inclusiveness, including by reaching over 150 women in management roles. (see further details in "Human Capital" below). Also in 2023, we continued to enhance our community engagement program. Our updated program focuses on the advancement of renewable energy for environmental community value, encouraging STEM education and youth innovation and strengthening diverse populations. A prominent example is our long-term educational program, EDGEUcate, aimed to raise awareness and educate children from a young age on sustainable practices and the role of solar energy on the global efforts of decarbonization.

•
Powering Business: Maintaining and reinforcing ethical conduct throughout our value chain, advancing climate resilience, improving the efficiency of our resource consumption and ethical sourcing of raw materials and components. Our supplier code of conduct ("SCoC"), includes provisions regarding, among others, ethics, safety, environmental protection, human rights, and fair employment. As of December 31, 2023, over 280 key suppliers have signed their acknowledgment of the SCoC terms. To date, we also conducted on-site audits of four contract manufacturers and three major raw material suppliers in connection with their compliance with the SCoC requirements, and are aiming to further expand these efforts in 2024. In addition, our conflict-minerals practices involve engaging our suppliers to evaluate the traceability of their upstream sources.

We believe that our sustainability strategy aligns directly with 10 United Nations Sustainable Development Goals (SDGs), and our products and activities are most critical to achievement of SDG #7, Affordable Clean Energy.

Human Capital

We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2023, we had 5,633 employees (full time and part time). Of these employees, 1,525 were engaged in research and development, 689 in sales and marketing, 2,857 in operations, production, Q&R, and support, and 562 in general and administrative capacities. Of our employees, 3,160 were based in Israel, 746 were based in Europe, 725 were based in Korea, 326 were based in the U.S and 676 were based in the remaining countries in which we operate including China, Vietnam, India, Mexico, Australia and others.

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

Diversity, Equity and Inclusion: We are striving to increase opportunities for women in executive and management positions as part of our mission to promote gender parity and equal pay in accordance with equal opportunity laws.

We are taking active steps to increase the diversity of our workforce and promote inclusiveness among our employee base. We have been providing training and promoting education to create awareness and encourage inclusive practices across our global workplaces. For example, we have conducted foundational diversity and inclusion training for both managers and employees, training on the inclusion of people with disabilities in the workplace, as well as hosting workshops, lectures, and webinars on various topics such as valuing diversity and fostering respectful and positive interactions. Additionally, as part of our commitment to enhance gender equality within our workforce, we maintained partnerships with NGOs to enhance our pool of female candidates for tech roles and to encourage more women to take up tech-related careers. We conducted an annual analysis of our gender pay gap to identify and work on closing any gaps, and we launched a global internal Women's Day campaign called "Towards Gender Equality." The campaign included lectures by women in executive roles from SolarEdge and other global businesses to empower and inspire women. We also helped foster mentoring relationships among our female employees and managers across various professional fields and geographical regions within SolarEdge. Over 50 women from sites around the globe have successfully completed these programs in 2023.

Workplace safety and health: We believe that all accidents and injuries at work are preventable and we strive to achieve a zero-injury culture across our offices and operations. Our safety practices are designed to comply with applicable occupational health and safety regulations and are certified to Occupational Health and Safety Quality Management Standard ISO 45001:2018. Our safety practices include: nominated safety officers at each of our manufacturing or R&D sites, mandatory annual safety training for all employees, mandatory job-specific training for all employees in relevant roles (e.g., for those working in high-voltage labs), comprehensive safety, fire, and emergency drill programs so that our employees are well-versed with emergency procedures and root-cause assessments of incidents and corrective actions.

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

We use the Investor Relations portion of our website at www.solaredge.com, as a routine channel of distribution of important information such as press releases, analyst presentations, corporate governance practices and corporate responsibility information, financial information including our annual, quarterly, and current reports, our proxy statements, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. All such postings and filings are available on our Investor Relations website free of charge.

Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

ITEM 1A. Risk Factors

When evaluating our business, you should carefully consider the risks, events and uncertainties described below together with the other information set forth in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially affect our business, financial condition, results of operations and future growth prospects. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results in the future.

Risk Factors Summary
The following summarizes the principal factors that make an investment in our company speculative or risky. This summary should be read in conjunction with the full risk factors discussed below and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

We face risks related to our business and our industry, including those related to:
•	Our ability to be profitable in the future.
•	The rapidly evolving and competitive nature of the solar industry, which makes it difficult to evaluate our future prospects.
•
Fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated, and our ability to accurately forecast customer demand.

•	Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns.
•	The impact of declines in the retail price of electricity derived from the utility grid or from alternative energy sources.
•	The impact of increases in interest rates or tightening of the supply of capital on the ability of end-users to finance the cost of a solar PV system.
•	The impact of increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring, batteries and other smart energy products.
•	Developments in alternative technologies or improvements in distributed solar energy generation.
•	The cyclicality of the solar industry.
•	Defects or performance problems in our products.
•	Our dependence on a small number of outside contract manufacturers, including difficulties ramping production with new contract manufacturers.
•	Any delays, disruptions, or quality control problems in our manufacturing operations.
•	Our dependence on a limited number of suppliers for key components and raw materials in our products to adequately meet anticipated demand.
•	Disruptions to our global supply chain and rising prices of oil and raw materials due to the conflict between Russia and Ukraine.
•	Our reliance on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected.
•	Mergers in the solar industry among our current or potential customers.
•	Our planned expansion into new geographic markets or new product lines or services.
•	Our ability to build our non-solar businesses and manage future growth effectively.
•	Discontinuance of our e-Mobility business, resulting in the write-off of tangible and intangible assets.

•	Our ability to recognize expected benefits from cost reduction and restructuring.
•	Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use.
•	Attempts by third parties, our employees, or our vendors to gain unauthorized access to our network or seek to compromise our products and services.
•	Our entry into business engagements with military bodies as our customers in the lithium-ion battery and energy storage business.
•	Our entry into adjacent markets through recent acquisitions and risks associated with acquisitions, including our ability to be effective in integrating such acquisitions.
•	Disruption to our business operations as a result of war and hostilities in Israel and other conditions in Israel that affect our operations.
•	The tax benefits that are available to us under Israeli law that require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.
•	Difficulties in enforcing a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel, or to serve process on our officers and directors.
•	Our dependence on ocean transportation to deliver our products in a timely and cost-efficient manner.
•	Fluctuations in currency exchange rates.
•	Corporate social responsibility and sustainability, including the impact of evolving legal and regulatory requirements.
•	Complications with the design or implementation of our new ERP system.
•	Natural disasters, public health events, significant disruptions of information technology systems, data security breaches, or other catastrophic events.

We face risks related to legal, compliance and regulatory matters, including those related to:
•	Any reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications.
•	Any change in or elimination of regulatory treatment, or guidance related to, or an inability to ramp up production to benefit from incentives under the IRA.
•	Changes to net metering policies.
•	Existing electric utility industry regulations and changes to regulations, which may present technical regulatory, and economic barriers to the purchase and use of solar PV systems.

We face risks related to intellectual property, including those related to:
•	Our ability to protect our intellectual property and other proprietary rights.
•	Any claims by third parties that we are infringing upon their intellectual property rights.
•	Any claims for remuneration or royalties for assigned service invention rights by our employees.
•	The impairment of our goodwill or other intangible assets.

We face risks related to our Notes and the ownership of our common stock, including those related to:
•	Volatility of our stock price.
•	Provisions in our certificate of incorporation and by-laws that may have the effect of delaying or preventing a change of control or changes in our management.
•	The forum selection clause contained in our certificate of incorporation.
•	Our ability to raise the funds necessary to settle conversion of our Convertible Senior Notes or Notes in cash or to repurchase the Notes upon a fundamental change.
•	Our ability to raise additional capital to execute on our current or future business opportunities.
•	Our lack of plans to pay any cash dividends on our common stock in the foreseeable future.
•	Our share repurchase program.

Risk Factors

Risks related to Our Business and Our Industry

We cannot be certain that we will be profitable in the future.

We achieved a net profit of $34.3 million and $93.8 million for the years ended December 31, 2023 and 2022 respectively. Maintaining profitability in the currently volatile market may not be sustainable over time. Our revenue and profitability for the year ended December 31, 2020 did not grow as we previously anticipated mainly due to the adverse effects of Covid-19 on demands for our products, and on the global economy in general. In 2021, we experienced an increase in revenues and profitability when compared to the same period in 2020 and in 2022 our revenues grew when compared to the same period in 2021 while our net profit decreased due to reasons detailed in the Management's Discussion and Analysis Section of our Annual Report on Form 10-K for the year ended December 31, 2022. Conversely, in the third quarter of 2023, we experienced a slowdown in the demand for our products and during the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. As a result, revenues in 2023 were significantly lower than the Company expected.

In the future, our revenues from both solar and non-solar business may not grow at the pace we anticipate, or may decline for a number of reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry, and business and industry trends including component shortages and supply chain disruptions due to ocean freight capacity, shipping times and port congestions as well as other macroeconomic conditions in our domestic and international markets, inflation concerns, rising interest rates and recessionary concerns, or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to sustain profitability.

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

The viability and demand for our products and services may be affected by many factors beyond our control, including:

•	cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;
•	competing new technologies at more competitive prices than those we offer for our products and services;
•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;
•	the extent of deregulation in the electric power industry and broader energy industries to permit broader adoption of solar electricity generation;
•	prices of traditional carbon-based energy sources;
•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and
•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

Demand for solar energy solutions fluctuates, and if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated, or if we are unable to accurately forecast customer demand, our business and results of operations will suffer.

Our revenues are primarily derived from products utilized in solar PV installations. Thus, our future success depends on continued demand for solar energy solutions and the ability of vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers, businesses, or utilities will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. If demand for solar energy solutions fails to continue to develop sufficiently, demand for our products and services will decrease, resulting in an adverse impact on our ability to increase our revenue and grow our business.

Additionally, there is fluctuating demand for solar energy solutions and we manufacture our products according to our estimate of future customer demand. We have experienced, and may in the future continue to experience, excess or shortages of product inventory as a result. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect or incomplete, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments with most of our distributors or end customers, and our sales are generally made by purchase orders that may be canceled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

The cancellation or deferral of product orders, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. For example, in the second part of 2023, the solar industry began to experience a downturn, particularly in Europe, and we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. This was a result of operational challenges in the later part of 2022, followed by record level shipments in the first half of 2023 and slowing market demand in the third quarter of 2023 as distributors began to experience financial challenges. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements.

Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may incur excess costs related to expedited deliveries, lose market share, damage relationships with our distributors and end customers, harm our reputation and forego potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in light of supply chain disruptions and our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results for that period.

Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns may adversely affect our industry, business and financial results.

Our business depends on the overall demand for our solar energy products and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of macroeconomic or market uncertainty, including inflation concerns, rising interest rates, recessionary concerns, and geopolitical conflicts, customers may decide to delay purchasing our products and services or not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.

In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

•	reduced demand for our products as a result of constraints on capital spending for residential solar energy systems by our customers;
•	increased price competition for our products that may adversely affect revenue, gross margin and profitability;
•	decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;
•
business and financial difficulties faced by our suppliers or other partners, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability; and

•	increased overhead and production costs as a percentage of revenue.

Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.

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

An increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a solar PV system and could reduce the demand for smart energy products and thus the demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to develop, build, or purchase a solar PV system. An increase in interest rates or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or the end-users to secure the financing necessary to develop, build, purchase, or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. An increase in interest rates could lower such end-user’s return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause such end-users to seek alternative investments. During 2022 and 2023, record levels of inflation have resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the U.S. Federal Reserve and the European Central Bank, have tightened their monetary policies and raised interest rates. Such measures have adversely impacted the demand for our products which may continue if there is a period of sustained heightened inflation.

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring, batteries and other smart energy products, which could negatively affect our results of operations and market share.

The market for solar PV solutions is highly competitive. We principally compete with traditional inverter manufacturers as well as microinverter manufacturers. Currently, our DC optimized inverter system competes with products from traditional inverter manufacturers, microinverter manufacturers, as well as emerging technology companies offering alternative MLPE products. Over the past few years, several new entrants to the inverter and MLPE market, including low-cost Asian manufacturers, have announced plans to ship or have already shipped products in markets in which we sell our products, including, with respect to sales in the U.S., Australia and in Europe. We expect competition to intensify as new and existing competitors enter the market. In addition, there are several new entrants that are proposing storage batteries as well as solutions to the rapid shutdown functionality which has become a regulatory requirement for PV rooftop solar systems in the U.S. If these new technologies are successful in offering a price competitive and technological attractive solution to the residential solar PV market, this could make it more difficult for us to maintain market share.

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

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including the residential and commercial sectors in the U.S. and Europe. The solar industry has historically been cyclical and has experienced periodic downturns which have affected and may in the future affect demand for our products. The solar industry has undergone challenging business conditions in past years, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. For example, in the second part of 2023, the solar industry began to experience a downturn, particularly in Europe, which led to a large amount of requests to cancel or push out orders and the buildup of significant backlog for our products. Therefore, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

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

Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. In most cases, we offer a minimum 12-year limited warranty for our inverters, extendable to twenty-five years for an additional cost, a 25-year limited warranty for our power optimizers and a 10-year limited warranty for our residential energy bank battery. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions; therefore, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In particular, our residential energy hub batteries are still relatively new on the market and we do not have the experience in servicing these products yet.

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

We depend upon a small number of outside contract manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers, including difficulties ramping production with new contract manufacturers.

While we are manufacturing a portion of our products in Israel, we still heavily rely upon our contract manufacturers to manufacture most of our products. We mainly rely on two contract manufacturers. Any change in our relationship or contractual terms with our contract manufacturers, or changes in our contract manufacturers’ ability to comply with their contractual obligations could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Even though we have commenced manufacturing in our facilities in Israel, the expected production volumes will not be sufficient to relieve our significant dependence on our contract manufacturers. In addition, we remain heavily dependent on suppliers of the components needed for our manufacturing.

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

Further, the ramp of a new contract manufacturer is time consuming and draining on the resources of our operations team. For example, in light of the IRA, legislation in the United States that incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of U.S.-manufactured products as well as by incentivizing manufacturers of such products domestically, we have engaged two contract manufacturers in the U.S. Our ability to ramp up production with these contract manufacturers in a timely manner, and to realize the benefits from the IRA as planned, is dependent upon supply times of equipment deliveries and readiness of the assembly lines, recruitment and training of the necessary work force, ramp up of the assembly lines and the quality of the initial production.

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

We depend on limited or single source suppliers for certain key components and raw materials used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Any of these limited or single source suppliers could stop supplying, or offering at commercially reasonable prices, our components or raw materials, cease operations or be acquired by, or enter into exclusive arrangements with our competitors. Moreover, we rely on suppliers in China for certain key components, and rising tensions between China and other countries could damage our relationships with these suppliers. Because there are few suppliers of raw materials used to manufacture our products, it may be difficult to timely identify and/or qualify alternate suppliers on commercially reasonable terms; therefore, our ability to satisfy customer demand may be adversely affected. Transitioning to a new supplier or redesigning a product to accommodate a new component manufacturer would result in additional costs and delays that could harm our business or financial performance.

In addition, given our dependence on suppliers in China, changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

Managing our supplier and contractor relationships is particularly difficult when we are introducing new products. For example, as we began to ramp assembly and production of powertrain kits for the automotive industry, we became heavily reliant on new third-party suppliers that needed to be approved through rigorous testing and validation processes for use in our supply chain. Once selected, it is time consuming and costly to replace such vendors. The same is true for our residential and commercial battery for which we rely on a single source for supply of the lithium-ion cells. Any delay or shortage of supply or inability to deliver the components to our manufacturing facilities could harm our business or financial performance.

Any interruption in the supply of limited source components or raw materials for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses associated with increased air shipments required to meet customer demand in a timely manner and would harm our business. For example, in 2021 and 2022, we experienced raw material shortages due to increased lead time which affected our ability to timely receive certain components within the previously expected lead times. If this were to reoccur, such shortages could result in a delay in sales, higher costs associated with air shipments, cancellations of orders by customers, liquidated damages for late deliveries and loss of market share.

Disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may adversely affect our businesses and results of operations.

The conflict that began between Russia and Ukraine in late February 2022 may significantly amplify disruptions to our supply-chain and logistics. Specifically, the conflict may disrupt the transit of goods by train from China to Europe, resulting in an increase in prices of certain raw materials sourced in Russia (such as nickel and aluminum) that we use in the manufacture of our products as well as increase in oil prices that will in turn cause overall shipping costs to rise. In addition, the governments of the U.S., the European Union, Japan and other jurisdictions have announced sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility and any additional measures or sanctions, as well as the resulting rise in prices of oil and certain raw materials sourced in Russia may disrupt our business and results of operations and/or adversely affect the pricing of our products.

We rely on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenues.

Our customers’ decisions to purchase our products are influenced by several factors outside of our control. The agreements we have with some of our largest customers do not have long-term purchase commitments and are generally cancellable by either party after a relatively short notice period. The loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations (see Note 2.aa to our consolidated financial statements).

In addition, we do not have exclusive arrangements with our third-party distributors and large installers, many of which also market and sell products from our competitors. These distributors and large installers may terminate their relationships with us at any time and with little or no notice. Further, these distributors and large installers may fail to devote resources necessary to sell our products at the prices, in the volumes, and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Termination of agreements with current distributors or large installers, failure by these distributors or large installers to perform as expected, or failure by us to cultivate new distributor or large installer relationships, could hinder our ability to expand our operations and could negatively impact our revenue and results of operations.

In the second half of 2023 and into 2024, with the downturn of the renewable energy demand, some players in the market have announced exiting the solar market and others have shown signs of financial distress. For example, in January 2024, ADT announced that it was exiting the residential solar business completely after having bought Sunpro Solar in 2021. ADT was not a customer of SolarEdge, but the trend could continue and SolarEdge customers could also decide to exit the solar business. Some of our customers and some installers who purchase our products from distributors have shown signs of financial distress and some have requested and received extended payment terms or loans from us. If these installers and distributors become insolvent or if some of their customers fail to pay our distributors for products sold by such distributors, we may need to write off some of their debt to us and we may suffer harm to our business, financial condition, and results of operations.

Mergers in the solar industry among our current or potential customers may adversely affect our competitive position.

There has been an increase in consolidation activities among distributors, large installers, and other strategic partners in the solar industry. For example, in October 2020, Sunrun, a leading provider of residential solar, battery storage and energy services, acquired Vivint Solar. In addition, in December 2021, Stem Inc., a storage software and services company acquired AlsoEnergy, a solar asset management software company. If this consolidation continues and impacts our customers, it will further increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

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

If we fail to build our non-solar businesses and manage future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have spent significant resources in the past five years on organic and non-organic growth in order to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with such headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Conversely, the recent decline in demand for our products requires us to be flexible and react rapidly to changes in market conditions for example by reducing manufacturing capacity and decreasing expenses where growth has slowed down while retaining the ability to quickly increase manufacturing capacity should conditions change. Our ability to timely react to market conditions is not always in our control and any inability to do so could also adversely impact our business. For example, in January 2024, we announced adoption of a restructuring plan in response to challenging industry conditions that included a reduction in workforce.

Our current and planned operations, personnel, customer support, IT, information systems, and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in an efficient manner. If we cannot manage changes in the downturn and upturn in our industry swiftly and efficiently, we may be unable to take advantage of market opportunities when they arise, execute our business plans or strategies, or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings, or other operational difficulties. Any failure to effectively manage growth and changes in demand could adversely impact our business and reputation.

We have discontinued our e-Mobility business, resulting in the write-off of tangible and intangible assets.

In October 2023, the Company decided to discontinue its LCV e-Mobility activity related to the supply of products to its sole customer, Stellantis. Our e-Mobility business currently does not have additional substantial projects in the pipeline, and we do not plan to engage additional customers or generate revenues from the e-Mobility business. We have therefore discontinued this business. In the year ended December 31, 2022, we impaired goodwill and intangible assets related to our e-Mobility business (see Notes 8 and 9 of the financial statements for additional information) and in the year ended December 31, 2023 we impaired tangible assets including machinery and inventory write-off (see Note 24 of the financial statements for additional information). Such impairment charges have had negative impact on our operating results and related financial statements.

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we have, and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. For example, in January 2024, we announced adoption of a restructuring plan in response to challenging industry conditions, including a reduction in workforce. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation.

Our business and operations may be impacted by cybersecurity incidents data security breaches and cybersecurity attacks, including attempts to gain unauthorized access to confidential data. We receive, store, and use certain personal information of our employees, customers, and the end-users of our customers’ solar PV systems. We may also share information with contractors and third-party providers to conduct our business. Although such contractors and third-party providers typically implement encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach, which may also detrimentally affect our business, results of operations, and financial condition.

As detailed in Item 106 - Cybersecurity, we take steps to protect the security, integrity, and confidentiality of the personal information we process; however, we have been subject to cybersecurity attacks and other information technology system disruptions in the past and there is no guarantee that inadvertent or unauthorized access, use or disclosure will not occur despite our efforts. As such, while we have not experienced a material cybersecurity incident to date, a material cybersecurity incident could materially affect our operations and production, including our ability to produce goods or provide services and our ability to timely and accurately produce financial reports. In addition, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigatory measures.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized third party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business, particularly in light of the European General Data Protection Regulation, the California Consumer Privacy Act, and China Personal Information Protection Law (PIP), and other state and federal laws in the U.S., which are already in effect or are coming into effect between 2024 and 2026. If any such unauthorized use manipulation, corruption, loss, or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted, including the inability to render services due to system outages, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers, and have an adverse impact on our business, financial condition and results of operations. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.

Third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services.

Occasionally, we face attempts by others, including our own employees or vendors, to access our networks, to gain unauthorized access through the Internet, introduce malicious software to our information technology (IT) systems, or corrupt the processes of hardware and software products that we manufacture and services we provide. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems or those of our customers or others. Occasionally, we encounter intrusions or attempts at gaining unauthorized access to our network. To date, none of these incidents have resulted in any material adverse impact to our business or operations, although there can be no guarantee that such impacts will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cybersecurity breaches, the integrity and confidentiality of Company and customer data may be compromised as a result of human error, product defects, or technological failures. Cybersecurity breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could subject us to significant costs arising from, among others, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to official inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.

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

Our entry into adjacent markets through recent acquisitions is new and highly competitive and it is difficult to evaluate our future in these new markets. Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments including our ability to effectively integrate such acquisitions.

Our non-solar businesses in adjacent markets, such as energy storage, are highly competitive markets in which we will need to compete. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as our business continues to grow. For example, in October 2023, we decided to discontinue our light commercial vehicle e-Mobility ("LCV") activity related to the supply of products to the sole customer and do not plan to be active in the e-Mobility business in 2024. The viability and demand for our products and services may be affected by many factors beyond our control, including:

•	cost competitiveness, reliability and performance of storage solutions, including the price of raw materials for battery cells and the manufacturing costs of battery cells, packs and containers;
•	competing new technologies at more competitive prices than those we offer for our products and services;
•	prices of traditional carbon-based energy sources; and
•	the emergence, continuance or success of, or increased government support for, other alternative energy generation and storage technologies and products.

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

Disruption to our business operations as a result of war and hostilities in Israel and other conditions in Israel that affect our operations may limit our ability to develop, produce and sell our products.

Our headquarters and research and development center are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in a number of armed conflicts and is the target of terrorist activity, including threats from Hezbollah militants in Lebanon, Iranian militia in Syria, and others. The state of hostility disrupts day-to-day civilian activity and negatively affects our business conditions.

Violence between Hamas and Israel intensified on October 7th, 2023 when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023 the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Since our headquarters and most of our employees operate from Israel, the state of war has disrupted and is continuing to disrupt our business operations. This situation has impacted the availability of our workforce, as part of our workforce in Israel, where we are headquartered, have been called into active reserve duty. In November 2023, the Houthis, a rebel Shi'a group in Yemen began attacking international shipping lanes in the red sea forcing commercial ships to redirect away from the Bab al Mandab Strait and find alternative longer and safer travel routes. If this situation continues or intensifies shipment costs and energy prices may increase which in turn may have an impact on the Company as well as on the global economy. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations.

In addition, any future armed conflict, political instability or violence in the region may impede our ability to manage our business effectively, operate our manufacturing plant in northern Israel, engage in research and development, or otherwise adversely affect our business or operations. In the event of escalation of the current war situation or others, we may be forced to cease operations, which may cause delays in the distribution and sale of our products. Some of our directors, executive officers, and employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. In the event that our principal executive office is damaged as a result of hostile action, or hostilities otherwise disrupt the ongoing operation of our offices, our ability to operate could be materially adversely affected.

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

Any current or future hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could have a material adverse effect on our business, financial condition, and results of operations.

In that regard, since the start of the war on Hamas, we have become aware of pressure being placed on our customers not to engage in business with us due to our affiliation with Israel. In addition, foreign policy could be negatively impacted with regard to Israel. If these pressures intensify or continue to occur, they could impact our business with suppliers and customers which could in turn adversely impact our reputation, results of operations or financial condition.

Additionally, in 2023, the Israeli government announced plans to significantly reduce the Israeli Supreme Court's judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges. .. Although the Israeli Supreme Court partially struck down these plans, the current government has vowed to make other changes to law that limit the powers of the Supreme Court. If such government plans are eventually enacted, they may cause operational challenges for us since we are headquartered in Israel and many of our employees are located in Israel.

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

We are dependent on ocean transportation to deliver our products in a timely and cost efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted. Additionally, we are impacted by storage prices that have increased in the past year.

We rely on ocean transportation for the delivery of most of our products to our customers, and when unavailable, incompatible with customer delivery time requirements, or when we are unable to accommodate accelerated delivery times due to growing customer volume demands or shipment constraints, we rely on alternative, more expensive air transportation. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to ports and other shipping facilities as a result of the Covid-19 or other epidemics and other factors not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

While we witnessed a reduction in shipment rates in the fourth quarter of 2022, during the year ended December 31, 2022, we experienced an increase in the cost of revenues sold due to an increase in shipping rates that resulted from a reduction in ocean freight capacity and the reduction in the availability of air freight that increased the demand for ocean freight. We also experienced disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in ports and borders. In the second half of 2023, we experienced increased storage fees, associated with higher levels of inventory and general increases in pricing for storage.

Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Although our financial results are reported in U.S. dollars, 68.2% of our revenues in the year ended December 31, 2023 were generated in currencies other than the U.S. Dollar. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll), the Euro and, to a lesser extent, the South Korean Won (“KRW”) and other currencies. As detailed in the Foreign Currency Exchange Risk under Item 7A - Quantitative and Qualitative Disclosures About Market Risk, our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel, KRW and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, New Israeli Shekel, KRW and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

Occasionally, we enter into derivative financial instruments to hedge the exchange rates impacts on our assets, liabilities and certain transactions denominated in Israeli Shekels, Euro, KRW and other currencies.

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

We are subject to risks related to corporate social responsibility and sustainability, including the impact of evolving legal and regulatory requirements.

We are facing increasing scrutiny related to our environmental, social and governance (“ESG”) practices and requested disclosures by institutional and individual investors who are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact relationships with investors. Certain market participants including major institutional investors use third-party benchmarks or scores to measure our ESG practices in making investment decisions. Furthermore, some of our customers and suppliers evaluate our ESG practices or request that we adopt certain ESG policies as a condition of awarding contracts. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies in certain U.S. jurisdictions. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforced actions and/or private litigation.

As ESG-related, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. For example, in March 2022, the U.S. Securities and Exchange Commission proposed climate disclosure rules that would require public companies to significantly increase disclosure of GHG emissions and strategies, targets, costs and risks associated with climate change and the energy transition. Additionally, in January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of environmental, social and governance topics for both EU and non-EU companies, and in October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims and the use or sale of voluntary carbon offsets. Numerous countries have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards. These proposed regulatory changes related to climate change and reporting could increase the complexity of and costs associated with compliance with such regulations that could have a material adverse effect on our business, results of operations and financial condition.

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

Natural disasters, public health events, significant disruptions of information technology systems, data security breaches, or other catastrophic events could adversely affect our operations.

Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. We own manufacturing facilities in Israel, Italy and South Korea and rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China, Vietnam, Hungary, and the United States. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, a pandemic or an outbreak of contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

In the event that natural disasters (including as a result of climate change), public health epidemics or technical catastrophes were to damage or destroy any part of our facilities or those of our contract manufacturers, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.

Risks Related to Legal, Compliance and Regulations

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. Because our customers’ sales are typically to the on-grid market, the reduction, elimination or expiration of government subsidies and incentives for on-grid solar electricity may negatively affect the desirability of solar electricity and could harm or halt the growth of the solar electricity industry and our business. For example, in 2015 the U.S. congress passed a multi-year extension to the solar Investment Tax Credit (ITC), and such extension helped grow the U.S. solar market. The Inflation Reduction Act of 2022 (the “IRA”) extended the term of the ITC through 2034. However, future reduction in the ITC could reduce the demand for solar energy solutions in the U.S. which would have an adverse effect on our business, financial condition, and results of operations.

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

A change in or elimination of regulatory treatment or guidance related to, or an inability to ramp up production to benefit from incentives under the Inflation Reduction Act of 2022 may harm our business.

On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits, intended to promote clean energy. The Company has invested resources in establishing a manufacturing presence in the U.S. to benefit from the incentives available under the IRA, including benefits to installers for the purchase and installation of U.S. manufactured products and incentives for manufacturers of such products domestically. Moreover, we incorporated into our financial planning and agreements with our customers and suppliers certain assumptions regarding the future level of U.S. tax incentives. Any unfavorable regulatory treatment, or guidance, expiration of or changes to the benefits being made available, which we relied upon in structuring certain projects and investments, or any adverse impacts on our ability to ramp up production in the U.S. in a timely manner to benefit from the incentives available under the IRA, could adversely impact our business and financial condition.

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

Most U.S. states have adopted some form of net metering. Yet, net metering programs have recently come under regulatory scrutiny in some U.S. states due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers, by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. For example, in 2019, Louisiana Public Service Commissions adopted net metering policies aimed at lowering the solar customers’ savings. In December 2022, the California Public Utilities Commission voted to approve lowering current net energy metering tariffs, in addition to imposing a new grid-connection fee, on new rooftop solar users. The tariff cuts became effective in April of 2023. This new rate plan, known as NEM 3.0, has significantly reduced how much money California solar homeowners receive for a PV system resulting in a reduced rate of installations in the second half of 2023. We cannot be certain that similar programs will not be adopted in other states or that existing programs will not be further modified going forward.

If the value of the credit that customers receive for net metering is reduced, it could impact the current level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for our products and could have a material adverse effect on our business, financial condition, results of operations and future growth.

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

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the U.S., Europe, or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government or internal utility regulations and policies that favor electric utilities could reduce the competitiveness of solar PV systems sold by our customers, causing a significant reduction in demand for our products and services. In addition, changes in our products or changes in export and import laws and implementing regulations may delay the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether, resulting in a material adverse effect on our business, financial condition, and results of operations.

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

We have applied for patents in the U.S., Europe, China, and other jurisdictions, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated.

Our intellectual property may be stolen or infringed upon. We were in the past and may in the future engage in legal proceedings related to intellectual property. Litigation proceedings are inherently uncertain, and adverse rulings may occur, including monetary damages, injunction stopping us from manufacturing or selling certain products, or requiring other remedies. Lawsuits are intended to protect our significant investment in our intellectual property, but they also may consume management and financial resources for long periods of time and may not result in favorable outcome for us, which may adversely affect our business, results of operations or financial condition.

Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Our competitors and other third parties hold numerous patents related to technology used in our industry. Occasionally, we may also be subject to claims of intellectual property right infringement and related litigation, and, as we gain greater recognition in the market, we face a higher risk of being the subject to claims of violation of others’ intellectual property rights. For example, in July 2022, we were served with a complaint by Ampt LLC filed with the International Trade Commission pursuant to Section 337 of the Tariff Act of 1930, as amended and the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd. In May 2023, we entered into a settlement agreement under which the parties agreed to dismiss all proceedings related to the complaints and the parties have granted each other 10-year cross-licenses for certain intellectual property.

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

Due to our acquisitions and following the latest impairment recorded during 2023, goodwill and other intangible assets totaled approximately $78.3 million, or approximately 1.7% of our total assets, as of December 31, 2023. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets, which include complex, and often subjective, assumptions and estimates. These assumptions and estimates can be affected by a variety of external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations (see Notes 9 and 10 of the financial statements for additional information).

Risks Related to our Notes and the Ownership of Our Common Stock

Our stock price has been, and may continue to be, subject to significant volatility.

Our common stock price during the year ended December 31, 2023, ranged from $63.25 to $345.80 per share. As further detailed in the Performance Graph in Item 5 below, the price of our Common Stock in 2023 was highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. We have been subject to securities class action litigation as a result of our stock price volatility, which could result in substantial cost and diversion of our management’s attention from other business concerns, which could seriously harm our business.

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

•	the effectiveness of our internal controls over financial reporting;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	tax developments in the U.S., Europe, or other markets;
•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;
•	conversion of all or portion of the Notes;
•	strategic actions by us or our competitors, such as acquisitions or restructurings; and
•	changes in accounting principles.

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
•
providing for a classified board of directors with staggered, three-year terms until the 2026 annual meeting of stockholders at which time all of the board members will be subject to annual elections, which, until then, could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	limiting the ability of stockholders to call a special stockholder meeting;
•	prohibiting stockholders from acting by written consent;
•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least a majority in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon, voting together as a single class until the 2026 annual meeting of stockholders;

•	providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our by-laws.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or by-laws, or (iv) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). In addition, unless the Corporation, in writing, selects or consents to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any complainant asserting a cause of action arising under the Securities Act of 1933, to the fullest extent permitted by law, shall be the federal district courts of the United States of America. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause that is included in our certificate of incorporation, a court outside of Delaware could rule that such a provision is inapplicable or unenforceable.

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

We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital or debt financing to execute on our current or future business strategies, including to:
•	provide additional cash reserves to support our operations;
•	invest in our research and development efforts;
•	expand our operations into new product markets and new geographies;
•	acquire complementary businesses, products, services or technologies; or
•	otherwise pursue our strategic plans and respond to competitive pressures, including adjustments to our business to mitigate the effects of any tariffs that might apply to us or our industry.

We do not know what forms of financing, if any, will be available to us. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, enhance our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events and opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

We do not intend to pay any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any dividends on our common stock and currently do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

Our share repurchase program may be subject to certain risks.

Although the board of directors has authorized the share repurchase program, any determination to execute the share repurchase program will be subject to, among other things, the Company’s financial position and results of operations, available cash and cash flow, capital requirements and other factors, as well as the board of director’s continuing determination that the repurchase program is in the best interests of its stockholders and is in compliance with all laws and agreements applicable to the repurchase program. Our share repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to share repurchases, this could have a material adverse impact on investor confidence and the market price of our common stock could decline. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.

We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance of repurchases of our common stock pursuant to our current share repurchase program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 1C. Cyber security

Cyber security risk is an area of increasing focus for our Board, particularly as an increasingly significant part of our operations rely on digital technologies. As a result, we have implemented a cyber security program to assess, identify, and manage risks from cyber security threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems. This program has been integrated into the Company’s overall risk management process.

Risk Management and Strategy

While we follow IoT cybersecurity standards and regulations, our products and information systems are potentially subject to cyber risks of data leakage and operational damages. To protect our products and information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, annual cyber testing, internal auditing, monitoring and detection tools, and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. Any reported vulnerability is analyzed and reported to the CISO.

As part of our program to mitigate risk from cyber security threats, the Company actively evaluates and refines its cyber security tools and processes with the intention of reducing cyber security risks and aligning with the National Institute of Standards and Technology Cyber-security Framework for risk management. Features of our cybersecurity program include:

◦	Processes designed to comply with information security standards and privacy regulations, including the European Union's General Data Protection Regulation.
◦	Maintenance of an ISO 27001 Information Security Management Standard certification.
◦	Implementation of a variety of security controls, such as firewalls, and intrusion detection systems.
◦	Protection against Denial-of-Service attacks which prevent legitimate use of our services.
◦	Security events monitoring in our security operations center.
◦	Development of incident response policies and procedures designed to initiate remediation and compliance activities in a timely manner.
◦	Implementation of data loss prevention tools.
◦	Implementing an ID management system to enforce granular role-based access controls.
◦	Performing penetration testing on cloud and app platform.
◦	Administration of a comprehensive cyber security awareness program to educate employees about cyber security risks and best practices.
◦	Retention of a third-party, independent cyber security firm to conduct cyber security assessments of our systems and procedures.
◦	Employment of a responsible disclosure policy, which includes a Bug Bounty Program designed to help identify and fix any potential flaws in the company’s services or products.

We also employ processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, or customer, or otherwise implicating the third-party technology and systems we use. Such security measures include, without limitation:

◦	A security solution designed to safeguard customer data and systems.
◦	Security assessments of our major vendors.
◦	Risk assessments by an insurance company.
◦	Implementation of endpoint detection and response (EDR) technology, as well as partial operational technology (OT) security measures on some of our factories, to protect our on-premises systems.

Governance & Oversight

The Board has delegated primary oversight of the Company's risks from cyber security threats to the Technology Committee. Our management team, including our Chief Information Security Officer (CISO), provides quarterly updates to our Technology Committee and annually to the full Board regarding our cyber security activities and other developments impacting our digital security. We have protocols by which certain cyber security incidents are escalated within the Company and, where appropriate, reported to the Board and Technology Committee in a timely manner.

At the management level, our CISO, who reports to our Chief Information Officer, is responsible for overseeing the assessment and management of our material risks from cyber security threats. Our CISO has extensive experience and knowledge in cyber security as a result of 26 years of experience in leading security teams, developing security strategies, and managing risk across various industries. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from a number of experienced information security officers responsible for various parts of the business and regularly reviewing risk management measures implemented by the Company to identify and mitigate cyber security risks.

The Company’s internal auditor and CISO are informed in the event of any significant cyber security incident and operate to comply with applicable laws regulations.

Cyber Security Risks

A material cyber security incident could materially affect our operations and production, including our ability to produce goods or provide services and our ability to timely and accurately produce financial reports. Further a cyber security incident could result in unauthorized access or disclosure of sensitive data, such as financial information, intellectual property, or customer, employee or supplier related data, including personally identifiable information. A material cyber incident could adversely affect our financial condition and results of operations, have as an adverse effect on our reputation and could result in legal actions against the Company. Please see the discussion under "Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation." and "Third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services" in Item 1A. Risk Factors for additional information.

To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. However, there can be no guarantee that we will not be the subject of future successful threats or incidents. The Company has not been subject to any information security breach penalties or settlement payments.

ITEM 2. Properties

Our corporate headquarters are located in Herziliya Pituach, Israel.

Leased Offices and R&D Laboratories

As of December 31, 2023, we lease office, testing, and product design facilities in Israel. In May 2021, we signed a long-term lease agreement for the development of a 38,000 square meter campus, to be built on 16,500 square meters of land, in the central area of Israel. The campus, which is scheduled to be completed in by the end of 2025, will replace our current headquarters in Herziliya, Israel.

In addition to our leased properties in Israel, we lease offices and lab facilities in California, Nevada, Germany, Netherlands, Italy, France, Australia, UK, Japan, India, Bulgaria, Belgium, Taiwan, Korea, Brazil, Mexico, China, Spain, Sweden, Vietnam and Poland.

Manufacturing

We outsource most of our manufacturing to our manufacturing partners. We have our own manufacturing facility, Sella 1 (which property is leased), in the North of Israel, which is used in our solar segment. We also have our own manufacturing facility, Sella 2 (which property is leased), in South Korea and own an additional smaller facility in South Korea, both of which are used in our Energy Storage segment. We also own manufacturing facilities in Umbria, Italy which currently are used by Automation Machines and for refurbishment of solar products as well as support for remaining commitments of e-Mobility parts.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and putatively on behalf of all others similarly situated, in the U.S District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On February 7, 2024, the Court consolidated the two actions, and appointed co-lead plaintiffs and lead counsel. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

In August 2019, the Company was served with a lawsuit filed in the Tribunal of Milan, Italy against our Italian subsidiary SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility s.r.l in the tender offer that followed the SolarEdge e-Mobility Acquisition by certain former shareholders of SolarEdge e-Mobility who tendered their shares. The lawsuit asked for damages of approximately $3 million, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. On December 6, 2023, the courts of Milan rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, i.e. 0.44 euros per share for a total payment of approximately $1.6 million Euros. The Company is evaluating whether to appeal this decision.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock, par value $0.0001 per share, trades on the Nasdaq Global Select Market, where prices are quoted under the symbol “SEDG”.

Holders of Record

As of December 31, 2023, there were 11 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On November 1, 2023, we announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not obligate the Company to acquire any amount of common stock, it may be suspended, extended, modified, discontinued or terminated at any time at the Company’s discretion without prior notice, and will expire on December 31, 2024. As of December 31, 2023, we had not yet repurchased any Company shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2018 to December 31, 2023 to that of the total return of the S&P 500 Index and the Invesco Solar ETF. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Solaredge Technologies
Invesco Solar ETF
S&P 500 Index
1000%
750%
500%
250%
—%
31/12/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section of this Annual Report on Form 10-K captioned “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Special Note Regarding Forward Looking Statements” and “Risk Factors”. For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2022, refer to Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2023.

Overview

We develop, manufacture and sell products in a solar segment that addresses a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging capabilities, home energy management, grid services and virtual power plants, as well as products in our non-solar businesses including lithium-ion cells, batteries and energy storage systems, which are part of our Energy Storage Segment as well as automation machines ("Automation Machines") and in prior years, we also had product offerings for the e-mobility market. In October 2023, we decided to discontinue our light commercial vehicle e-Mobility ("LCV") activity and the remaining e-mobility activity which include PV applications, will be included under the solar segment starting January 1, 2024.

In the fourth quarter 2023 the Company identified two reportable segments: the Solar segment and Energy Storage segment. The Solar segment includes the design, development, manufacturing, and sales of its DC optimized inverter solutions designed to maximize power generation at the PV module level and batteries for PV applications. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform. The Energy Storage segment includes the design, development, manufacturing, and sales of high-energy, high-power, lithium-ion cells and BESS solutions for C&I and Utility markets. The Energy Storage segment provides purpose-built components and solutions, hardware and software, as well as pre and post sales engineering support to design, build, and manage battery and system solutions according to the customer’s use cases and mission profiles. The “All other” category includes the design, development, manufacturing and sales of e-Mobility products, automated machines and UPS products (in prior periods).

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report.

In the year ended December 31, 2023, two customers accounted for 24.0% of our revenues and our top three customers (all distributors) together represented 31.1% of our revenues.

Our revenues were $2,976.5 million and $3,110.3 million for the year ended December 31, 2023 and 2022, respectively. Gross margins were 23.6% and 27.2% for the year ended December 31, 2023 and 2022, respectively. Net income was $34.3 million and $93.8 million for the year ended December 31, 2023 and 2022, respectively.

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

	Year ended December 31,
	2023	2022
Inverters shipped	1,011,890	1,019,307
Power optimizers shipped	17,430,082	23,736,368
Megawatts shipped[1]	12,629	10,491
Megawatts hour shipped - batteries for PV applications	744	889

1 Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products in our Solar segment from our direct customers since the second part of the third quarter of 2023. This was a result of slowed market demand in the third quarter of 2023 as distributors began to take actions to reduce inventory levels. In particular, beginning in the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We attribute these cancellations and pushouts to high inventory in the channels and slower than expected installation rates both in the United States and Europe. This trend continued in the fourth quarter of 2023.Additionally, the Company anticipates significantly lower revenues in the first quarter of 2024 as the inventory destocking process continues.

Disruptions due to the war in Israel

Due to the war that began on October 7, 2023, approximately 10% of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. About half of these employees have returned to work. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict, have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. In 2022, rising global interest in becoming less dependent on gas and oil led to higher demand for our products. The conflict adversely affected the prices of raw materials arriving from Eastern Asia and resulted in an increase in gas and oil prices. Furthermore, various shipment routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict decreased in 2023, a change or escalation of this ongoing conflict could increase the impacts from the circumstances described above and may lead to an adverse effect on our business and results of operations.

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several provisions intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit and production tax credit through 2034 and is therefore expected to increase the demand for solar products. The IRA also further incentivizes residential and commercial solar customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. Section 45X of the IRA offers advanced manufacturing production tax credits that incentivize the production of eligible components within the U.S. To that end, we established manufacturing capabilities in the U.S. in 2023 and announced additional capacity expected during 2024. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. We continue to monitor the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

Key Components of Our Results of Operations

The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations, which include power optimizers, inverters, storage and backup solutions, EV chargers, smart energy devices, our cloud-based monitoring platform and grid services. Our customer base mainly includes distributors, large solar installers, wholesalers, and EPCs. In addition, we also generated revenues from the sale of lithium-ion cells, batteries and energy storage solutions, automation machines and EV powertrain solutions for electric vehicles.

Our revenues from the sale of solar-related products are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end user government incentives, seasonality, and competitive product offerings. Revenues from the sale of lithium-ion cells, batteries, energy storage system or ESS products, are affected by the type of product sold (cell, battery or system) and the type of the battery that is sold. Revenues from the sale of Automation Machines and e-Mobility products are affected by the changes in the volumes, customers’ size and average selling prices of the products we sell.

Our revenue growth is dependent on our ability to expand our market share in each of the geographies in which we compete, expand our global footprint to new evolving markets, manage our production capabilities to meet demand, continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers and expand of the new businesses we acquired.

In the year ended December 31, 2023, 64% of our revenues were generated from Europe, 25.5% of our revenues were generated from the United States and 10.5% of our revenues were generated from ROW. In the year ended December 31, 2022, 54.3% of our revenues were generated from Europe, 36.5% of our revenues were generated from the United States and 9.2% of our revenues were generated from ROW.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers, as well as costs related to shipping, customer support, product warranty, personnel, depreciation of testing and manufacturing equipment, amortization of intangible assets and other fixed costs, provision for losses related to slow moving and dead inventory, hosting services for our cloud based monitoring platform, variable utility costs, operational costs related to the manufacturing factories, other logistics services, contract termination costs and renewable electricity production credits. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, improvements in production processes and automation, the volume of products subject to import tariffs (for example, for imports from China to the U.S.) and the volume of products for which manufacturing credits are available (for example, for products made in the U.S.). Some of these costs, primarily personnel, amortization of intangible assets and depreciation of testing and manufacturing equipment, are not directly affected by sales volume.

We continue to develop our own manufacturing capabilities. During 2023, we continued to ramp up our manufacturing capabilities in Sella 2, our Li-Ion battery factory in South Korea which serves our Energy Storage segment. We intend to gradually increase the manufacturing capabilities of Sella 2 in 2024, which will result in additional expenses. We intend to use our available cash balances for this expansion.

Cost of revenues also includes our operations, production and support departments’ costs. The operations and production departments are responsible for production management such as planning, procurement, supply chain, production methodologies and machinery planning, logistics management and manufacturing support to our contract manufacturers, as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third-level support services, which are provided by support personnel located in our headquarters. Our employees headcount in our operations, production and support departments has grown to 2,857 as of December 31, 2023 from 2,383 as of December 31, 2022.

In October of 2023, the Company made an announcement regarding its restructuring plans to adjust its manufacturing capacity and increase operating efficiency,including, terminating the manufacturing process in Mexico, reducing manufacturing capacity in China, and discontinuing the Company’s LCV e-Mobility activity, and on January 21, 2024, the Company announced adoption of additional measures in response to challenging industry conditions, including reducing its headcount by approximately 16% over the first half of 2024 through an involuntary workforce reduction plan (together, the “Restructuring Plan”). These decisions were made in order to better align the Company with current market conditions. The majority of these activities related to the discontinuation of LCV activity and the reduction of our manufacturing footprint which occurred in December 2023 and the significant part of the workforce reduction occurred in January 2024.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, manufacturing ramp-up costs, restructuring costs, product mix, customer mix, geographical mix, location of manufacturing, shipping method, warranty costs, inventory write-offs, exchange rates and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, goodwill impairment and other operating expenses, net. Personnel-related costs are a significant component of the operating expenses and include salaries, benefits, payroll taxes, commissions, severance and stock-based compensation. Our employees headcount in our research and development, sales and marketing and general and administrative departments, has grown to 2,776 as of December 31, 2023 from 2,543 as of December 31, 2022. Under the 2024 Restructuring Plan described above, we expect to reduce our headcount over the first half of 2024.

Research and development expenses

Research and development expenses include personnel-related expenses such as salaries, severance, benefits, stock-based compensation and payroll taxes. Our research and development employees are engaged in the design and development of power electronics, semiconductors, software, power-line communications, networking and chemistry. Our research and development expenses also include third-party design and consulting costs, materials for testing and evaluation, ASIC development and licensing costs, depreciation and amortization expenses, and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to, and cost efficiencies in, our existing products and timely development of new products that utilize technological innovation, thereby maintaining our competitive position.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, severance, sales commissions, benefits, payroll taxes, and stock-based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. We currently have a sales presence in many countries worldwide and intend to continue to expand our sales presence to additional regions.

General and administrative expenses

General and administrative expenses consist primarily of salaries, severance, employee benefits and stock-based compensation related to our executives, finance, human resources, information technology, and legal organizations, travel expenses, facilities costs, fees for professional services, and registration fees related to being a publicly-traded company. Professional services consist of audit and legal costs, remuneration to board members, insurance, information technology and other costs. General and administrative expenses also include expenses related to certain legal claims and allowance for doubtful accounts in the event of uncollectible account receivables balances.

Goodwill impairment

Goodwill impairment consists of impairment charges of goodwill assigned to our reporting units and tested for impairment at least on an annual basis, in the fourth quarter of the fiscal year.

Other operating expenses, net

Other operating expenses, net, consist primarily of impairment of long-lived assets and certain other nonrecurring items.

Non Operating Expenses

Financial income (expense), net

Financial income (expense), net, consists primarily of interest income, interest expense, gains or losses from foreign currency fluctuations and hedging transactions.

Interest income consists of interest from our investment in available for sale marketable securities, deposits, loans to third parties and accretion of discounts related to our investment in available for sale marketable securities.

Interest expense consists of interest related to bank loans, advance payments received for performance obligations that extend for a period greater than one year, related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606), interest related to Accounting Standard Codification 842, “Leases” (ASC 842), amortization of premium related to our investment in available for sale marketable securities and the amortization of debt issuance cost associated with our Notes due 2025.

Our functional currency is the U.S. dollar. With respect to certain of our subsidiaries, the functional currency is the applicable local currency. Financial (expenses) income, net, also consists of gains or losses from foreign currency fluctuations, the fair value remeasurement of hedging contracts not designated as cash flow hedge and bank charges. Foreign currency fluctuations primarily consist of the effect of foreign exchange differences between the U.S. dollar and the New Israeli Shekel, the Euro, the South Korean Won and other currencies related to our monetary assets and liabilities.

Other income (loss)

Other income (loss) consists primarily of realized and unrealized gains and losses on investments in privately-held companies and realized gains and losses on investment in available for sale marketable securities.

Income taxes

We are subject to income taxes in the countries where we operate.

In the year ended December 31, 2023, we recorded a net income tax expense of $46.4 million, which consists of a $89.5 million current income tax expense and $43.1 million of deferred tax income. In the year ended December 31, 2022, we recorded a net income tax expense of $83.4 million, which consists of a $94.4 million current income tax expense and a $11.0 million deferred tax income. Our tax rate for 2023 is 57% compared with 47% in 2022. The increase in tax rate was mainly attributed to the GILTI effect of IRC Section 174, requiring the capitalization of R&D expenditures outside the U.S. (see below), and impairments and losses that did not have a corresponding tax effect.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to U.S. income tax law. These changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years 2018 onwards and created new taxes on certain foreign-sourced earnings (including tax on Global Intangible Low Taxed Income (“GILTI”) and certain related-party payments. The Tax Act also amended Section 174 of the U.S Internal Revenue Code, effective from January 1, 2022, eliminating the option to deduct research and development expenditures currently and requiring taxpayers to amortize them over five years (if incurred in the U.S.) or fifteen years (if incurred outside the U.S.).

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

As of January 2019, our Israeli subsidiary elected to implement the 2011 and 2017 Amendments starting as of tax year 2019 and as a result, under the PTE regime with respect to our business activities in Israel. Our PTE income was subject to a 12% tax rate in Israel in the years 2019-2021, and in 2022-2023 to a 6% tax rate as we surpassed 10 billion New Israeli Shekel revenues threshold. We currently expect not to meet the threshold in 2024 and consequently expect our tax on our PTE income to be 12% in 2024.

The Law for the Encouragement of Industry (Taxes), 1969, (the “Industry Encouragement Law”), provides certain tax benefits for an ‘Industrial Company’ as such term is defined in the Industry Encouragement Law. An Industrial Company is entitled to certain tax benefits including, inter alia, amortization over an eight-year period of the cost of purchased know-how, patents and accelerated depreciation rates on equipment and buildings. We qualify as an Industrial Company under the Law and benefit from its provisions as applicable.

Loss from equity method investments

Loss from equity method investments consists of our proportionate share of the net income or loss of equity method investments.

Results of Operations

The following tables set forth our consolidated statements of income for the years ended December 31, 2023 and 2022. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of year ended December 31, 2023 and year ended December 31, 2022

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Revenues	$2,976,528	$3,110,279	$(133,751)	(4.3)%
Cost of revenues	2,272,705	2,265,631	7,074	0.3%
Gross profit	703,823	844,648	(140,825)	(16.7	) %
Operating expenses:
Research and development	321,482	289,814	31,668	10.9%
Sales and marketing	164,318	159,680	4,638	2.9%
General and administrative	146,504	112,496	34,008	30.2%
Goodwill impairment	—	90,104	(90,104)	(100)%
Other operating expenses, net	31,314	26,434	4,880	18.5%
Total operating expenses	663,618	678,528	(14,910)	(2.2)%
Operating income	40,205	166,120	(125,915)	(75.8	) %
Financial income, net	41,212	3,750	37,462	999.0%
Other income (loss), net	(318)	7,285	(7,603)	(104.4)%
Income before income taxes	81,099	177,155	(96,056)	(54.2	) %
Income taxes	(46,420)	(83,376)	36,956	(44.3)%
Net loss from equity method investments	(350)	—	(350)	100.0%
Net income	$34,329	$93,779	$(59,450)	(63.4)%

Revenues

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Revenues	$2,976,528	$3,110,279	$(133,751)	(4.3)%

Revenues decreased by $133.8 million, or 4.3%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to (i) a decrease of $58.2 million in the amount of ancillary solar products sold; and (ii) a decrease of $50.8 million related to the number of batteries for PV applications sold, mainly in Europe; and (iii) a decrease of $26.0 million in revenues generated from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity. The overall decrease in revenues was due to the decline in demand that began in the third quarter of 2023 and continued in the fourth quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog, from our European distributors, which continued into the fourth quarter of 2023.

Revenues from outside of the U.S. comprised 74.5% of our revenues in the year ended December 31, 2023 as compared to 63.5% in the year ended December 31, 2022.

The number of power optimizers recognized as revenues decreased by approximately 6.2 million units, or 26.2%, from approximately 23.7 million units in the year ended December 31, 2022 to approximately 17.5 million units in the year ended December 31, 2023 as a result of reduced demand. The number of inverters recognized as revenues, increased by approximately 1.2 thousand units, or 0.1%, from approximately 1,014.6 thousand units in the year ended December 31, 2022 to approximately 1,015.8 thousand units in the year ended December 31, 2023. Revenues from inverters relative to optimizers was higher this year due to a "catch up" in inverter production in the first half of 2023 which was needed to meet backlog demand that we were not able to fulfill in the previous year. The megawatts hour of batteries for PV applications recognized as revenues decreased by approximately 148.3 megawatts hour, or 16.7% from approximately 885.7 megawatts in the year ended December 31, 2022 to approximately 737.4 megawatts in the year ended December 31, 2023 due to a decrease in demand.

Our blended Average Selling Price or ASP per watt for solar products excluding batteries for PV applications is calculated by dividing solar revenues, excluding revenues from the sale of batteries for PV applications, by the nameplate capacity of inverters shipped. Our blended ASP per watt for solar products shipped decreased by 0.049, or 20.1%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in blended ASP per watt is mainly attributed to a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to an overall reduction in our ASP per watt as well as due to an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix. This decrease in blended ASP per watt was partially offset by price increases that went into effect gradually during 2022 and in the first half of 2023, as well as by the appreciation of the Euro against the U.S. Dollar.

Our blended ASP per hour watt for batteries for PV applications is calculated by dividing batteries for PV applications revenues, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by 0.016 or 3.3%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in blended ASP per watt/hour is mainly attributed to an increase in the portion of three phase batteries, which are sold at a lower ASP per watt/hour and a price decrease of our single phase batteries, that went into effect gradually during 2023. This decrease was partially offset by the appreciation of the Euro against the U.S Dollar.

Cost of Revenues and Gross Profit

Year ended December 31,	2022 to 2023
2023	2022	Change
(In thousands)
Cost of revenues	$2,272,705	$2,265,631	$7,074	0.3%
Gross profit	$703,823	$844,648	$(140,825)	(16.7)%

Cost of revenues increased by $7.1 million, or 0.3%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to:

•
an increase in warranty expenses and warranty accruals of $70.5 million associated primarily with an increased number of products in our install base, which increases our actual spending on product warranty, and an increase in costs related to the different elements of our warranty expenses, which include the cost of the products, shipment and other related expenses, which impacts our remaining obligations for all units under warranty, including those sold in previous years;

•
an increase of $48.1 million in inventory costs, which is mainly attributed to changes in inventory valuation, higher inventory accruals related to our initial manufacturing in Sella 2 and the write-off related to the discontinuation of the Company’s LCV e-Mobility activity, partially offset by a decrease in inventory write-off related to discontinuation of our UPS activities in the year ended December 31, 2022;

•
an increase in personnel-related costs of $14.2 million, related to the expansion of our production, operations, and support headcount, which grew in parallel to our growing install base worldwide, as well as an increase in severance and related benefit costs as a result of the Restructuring Plan announced to adjust our manufacturing capacity and increase distribution efficiency, which includes termination of manufacturing in Mexico, reduction of manufacturing capacity in China, and discontinuation of the Company’s LCV e-Mobility activity;

•	an increase in other costs of $11 million mainly due to the contract termination expenses related to components procurement obligations related to the discontinued LCV e-mobility activity;

•	an increase of $9.1 million in depreciation expenses of property, plant and equipment and in expenses related to overhead costs; and

•	an increase of $3.9 million in expenses related to consultants and sub-contractors.

These were partially offset by:

•	a decrease in direct cost of revenues sold of $97.5 million associated primarily with a decrease in the volume of product sold;

•
a decrease in shipment and logistic costs in an aggregate amount of $42.5 million due to a decrease in the volume of shipments, a decrease in shipment rates and a decrease in expedited shipments costs; and

•
a decrease in other production costs of $12.6 million mainly attributed to a decrease in charges from our contract manufacturers, due to manufacturing disruptions related to global supply constraints in the year ended December 31, 2022, partially offset by an increase related to ramp up costs associated with Sella 2, our Li-Ion battery cell manufacturing facility located in South Korea, as well as contract termination cost related to claims from our contract manufacturers as part of the Restructuring Plan in Mexico and China.

Gross profit as a percentage of revenue decreased by 3.6% to 23.6% in the year ended December 31, 2023 from 27.2% in the year ended December 31, 2022 primarily due to:

•
an increase in actual warranty expenses and accruals for future warranty obligations related to our existing install base, which were divided this fiscal year by slightly lower revenues resulting in lower gross margin of 2.7%; and

•
an increase in the inventory accrual due to the write-offs of excess inventory, write-offs of inventory related to the discontinuation of the Company’s LCV e-Mobility activity and inventory disposal related to our initial manufacturing in Sella 2 resulting in lower gross margin of 1.6%;

These were partially offset by a decrease in shipment rates as well as a reduced portion of expedited shipments out of our total shipments and a decrease in customs duties attributed to the decrease in volumes of products manufactured in China for the U.S. market resulting in higher gross margin of 1.1%.

Operating Expenses:

Research and Development

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Research and development	$321,482	$289,814	$31,668	10.9%

Research and development costs increased by $31.7 million or 10.9%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to:

•
an increase in personnel-related costs of $18.3 million resulting from an increase in our research and development headcount, as well as salary expenses associated with annual merit increases and employee stock-based compensation, which were partially offset by the depreciation of the NIS against the U.S. dollar. The increase in headcount reflects our continuing investment in enhancements of existing products, as well as research and development expenses associated with bringing new products to the market;

•	an increase in expenses related to consultants and sub-contractors in the amount of $6.8 million:

•	an increase in depreciation expenses of property and equipment in the amount of $3.4 million; and

•	an increase in expenses related to overhead costs in the amount of $1.5 million.

Sales and Marketing

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Sales and marketing	$164,318	$159,680	$4,638	2.9%

Sales and marketing expenses increased by $4.6 million, or 2.9%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to:

•	an increase in expenses related to marketing activities in the amount of $2.4 million;

•	an increase of $1.4 million in training-related expenses as a result of resuming training activities that had been previously cancelled or postponed due to Covid-19 restrictions in 2022; and

•	an increase in expenses related to overhead costs in the amount of $1.2 million.

These were partially offset by a decrease in personnel-related costs of $1.2 million as a result of a decrease in commissions and the depreciation of the NIS against the U.S. dollar.

General and Administrative
	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
General and administrative	$146,504	$112,496	$34,008	30.2%

General and administrative expenses increased by $34.0 million, or 30.2%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to:

•	an increase in expenses related to doubtful debt in the amount of $14.0 million;

•	an increase in expenses related to consultants and sub-contractors in the amount of $11.5 million;

•
an increase in personnel-related costs of $6.5 million resulting from an increase in our general and administrative headcount, as well as salary expenses associated with annual merit increases, partially offset by a decrease in employee stock-based compensation and the depreciation of the NIS against the U.S. dollar; and

•	an increase in expenses related to overhead costs in the amount of $1.5 million.

Goodwill impairment

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Goodwill impairment	—	90,104	(90,104)	(100)%

Goodwill impairment decreased by $90.1 million or 100% in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was mainly due to a decrease in the goodwill impairment charge related to three reporting units e-Mobility, Automation Machines, and Critical Power in the year ended December 31, 2022.

Other operating expenses, net

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Other operating expenses, net	31,314	26,434	4,880	18.5%

Other operating expenses, net, increased by $4.9 million, or 18.5% in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to:

•
an increase of $24.5 million in impairment of property, plant and equipment income related to the announced Restructuring Plan to adjust our manufacturing capacity and increase distribution efficiency; and

•	an increase of $1.7 million in legal claims provision, as a result of a recent court decision against our Italian subsidiary relating to the 2019 acquisition of SolarEdge e-Mobility.

These were partially offset by a decrease of $22.8 million in impairment of intangible assets, which was attributed to the intangible assets impairment recorded in the year ended December 31, 2022 for e-Mobility and Critical Power asset groups.

Financial income (expenses), net

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Financial income, net	$41,212	$3,750	$37,462	999.0%

Financial income, net increased by $37.5 million or 999.0% in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to:

•
a gain of $24.2 million in the year ended December 31, 2023, compared to a loss of $1.5 million in 2022, as a result of fluctuations in foreign exchange rates, primarily between the Euro and NIS against the U.S dollar; and

•	an increase of $10.6 million in interest income from marketable securities and loans to third parties.

Other income (loss)

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Other income (loss), net	$(318)	$7,285	$(7,603)	(104.4)%

Other loss was $0.3 million in the year ended December 31, 2023 compared to other income of $7.3 million in the year ended December 31, 2022, primarily due to a decrease in gains from the sale of an investment in a privately-held company.

Income taxes

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Income taxes	$ (46,420)	$ (83,376)	$ 36,956	(44.3)%

Income taxes decreased by $37.0 million, or 44.3%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to:

•	a decrease of $5.0 million in current tax due to a decrease in profit before tax, offset by an increase in non-deductible expenses, lower tax benefits relating to stock-based compensation

•	and an increase in our provision for uncertain tax positions; and

•
an increase of $32.0 million in deferred tax income, mainly related to the update of the projected preferred technological enterprises tax rate change and certain write-offs items which will be tax deductible in future periods.

Loss from equity method investments

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Net loss from equity method investments	$(350)	$—	$(350)	100.0%

Net loss from equity method investments increased by $0.4 million, or 100% in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Net Income

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Net income	$34,329	$93,779	$(59,450)	(63.4)%

As a result of the factors discussed above, net income decreased by $59.5 million, or 63.4% in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Segment analysis

Following the discontinuation of the Critical Power segment in June 2022, we operated in four different operating segments: Solar, Energy Storage, e-Mobility and Automation Machines. In October 2023, we decided to discontinue our LCV e-Mobility) activity and the remaining e-Mobility activity is included under the solar segment starting January 1, 2024. In the fourth quarter of 2023, we identified two operating segments as reportable – the Solar and the Energy Storage segments. The other operating segments are insignificant individually, and therefore, their results are presented together under “All other.”

We do not allocate our operating segments revenue recognized due to advance payments received for performance obligations that extend for a period greater than one year (“financing component”), related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606).

Segment profit (loss) is comprised of gross profit (loss) for the segment less operating expenses excluding amortization and impairment of purchased intangible assets, stock based compensation expenses, restructuring charges, discontinued activity charges, impairment of property, plant and equipment and certain other items (which are reported under "Not allocated to segments").

	Year ended December 31,		2022 to 2023
	2023	2022	Change
	(In thousands)
Solar
Revenues	2,815,539	2,921,175	(105,636)	(3.6)%
Segment profit	364,517	486,862	(122,345)	(25.1)%
Energy Storage
Revenues	83,717	76,325	7,392	9.7%
Segment loss	(60,119)	(13,863)	(46,256)	333.7%
All other
Revenues	76,438	112,165	(35,727)	(31.9)%
Segment loss	(14,374)	(31,274)	16,900	(54.0)%
Not allocated to segments
Revenues	834	614	220	35.8%
Segment loss	(249,819)	(275,605)	25,786	(9.4)%

Solar

Solar revenues decreased by $105.6 million, or 3.6%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022 primarily due to a $58.2 million decrease in the amount of ancillary solar products sold and a $50.8 million decrease in the number of batteries sold for PV applications. As discussed above, this decrease in revenues was due to high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog from our European distributors.

Solar operating profit decreased by $122.3 million, or 25.1%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease was mainly due to the decrease in revenue followed by a lower decrease of $55.6 million in cost of revenues, which was primarily caused by a decrease of $96.5 million in direct cost of revenues and a decrease of $43.0 million in shipment and logistic costs, which were offset by an increase of $78.0 million in warranty expenses and an increase of $13.2 million in inventory write-downs. Additionally, operating expenses increased by $72.3 million, primarily due to higher personnel-related costs, expenses related to consultants and sub-contractors and an increase in expenses related to doubtful debt.

Energy Storage

Energy Storage revenues increased by $7.4 million, or 9.7%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Energy Storage operating loss increased by $46.3 million, or 333.7%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in operating loss was primarily due to an increase of $48.8 million in cost of revenues associated with ramp-up cost and an increase in inventory accrual, both related to the start of manufacturing in our Sella 2 factory.

All other

All other segments revenues decreased by $35.7 million, or 31.9%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022 primarily due to the discontinuation of the Company’s LCV e-Mobility activity and the discontinuation of our Critical Power activity.

All other segments operating loss decreased by $16.9 million, or 54.0%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022. This improvement was mainly due to a decrease in warranty accruals related to our LCV e-Mobility activity, a reduction in personnel-related expenses, and a decrease in the loss incurred in the year ended December 31, 2022 associated with the discontinued Critical Power business.

Not allocated to segments

Not allocated to segments revenues increased by $0.2 million, or 35.8%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Not allocated to segments operating loss decreased by $25.8 million, or 9.4%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was mainly due to a decrease in goodwill and intangible assets impairment charges, which were related to our LCV e-Mobility activity during the year ended December 31, 2022. However, during the year ended December 31, 2023 we have experienced an increase in costs related to the Restructuring Plan, including costs related to the discontinuation of the Company's LCV e-Mobility activity, and an increase in impairment of property, plant, and equipment, all of which are not assessed by our CODM and therefore not allocated to any of the segments above.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$(180,113)	$31,284
Net cash used in investing activities	(268,894)	(417,044)
Net cash provided by (used in) financing activities	(11,956)	654,607
Increase (decrease) in cash, cash equivalents and restricted cash	$(460,963)	$268,847

As of December 31, 2023, our cash and cash equivalents were $338.5 million. This amount does not include $929.4 million invested in available for sale marketable securities and $0.3 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and potential future share repurchases. As of December 31, 2023, we have open commitments for capital expenditures in the amount of approximately $95.5 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $1,041.3 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents and available for sale marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Cash used in operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $180.1 million in the year ended December 31, 2023 as compared to $31.3 million cash provided by operating activities in the year ended December 31, 2022, mainly due to lower net income adjusted for certain non-cash items, as well as higher operating working capital requirements, specifically, an increase in inventory procurement and manufacturing.

Investing Activities

Investing cash flows consist primarily of cash used for capital expenditures, cash provided by government grants for capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, cash provided by the sale of equity investments and disbursements and receipts from loans made by the Company. Cash used for investing activities decreased by $148.2 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by a decrease of $210.8 million in purchases of available-for-sale debt investments and an increase of $49.0 million in proceeds from sales and maturities of available-for-sale debt investments. This was partially offset by an increase of $58.0 million in disbursements of loans made by the Company, a decrease of $23.0 million in proceeds provided by the sale of a privately-held company, an increase of $16.7 million in cash used for a business combination and an increase of $11.2 million in the purchase of intangible assets.

Financing Activities

Financing cash flows consisted primarily of the issuance and repayment of short-term and long-term debt, proceeds from the sale of shares of common stock in a public offering, and proceeds provided by the exercise of stock-based awards and withholding taxes remitted to the tax authorities related to stock-based awards. Cash used in financing activities in the year ended December 31, 2023 was $12.0 million, compared to $654.6 million cash provided by financing activities in the year ended December 31, 2022, primarily due to a $650.5 million decrease in cash provided by the issuance of common stock, net, through a secondary public offering which occurred in March 2022 and a decrease of $38.6 million in proceeds provided by the exercise of stock-based awards. This was partially offset by a decrease of $22.5 million in withholding taxes remitted to the tax authorities related to the exercise of stock-based awards.

Convertible Senior Note

On September 25, 2020, we issued $632.5 million aggregate principal amount of our Convertible Senior Notes or Notes in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. We intend to use the proceeds of the Notes for general corporate purposes (see Note 17 to our annual financial statements for more information).

Secondary public offering

On March 17, 2022, we offered and sold 2,300,000 shares of the Company’s common stock at a public offering price of $295.00 per share. The net proceeds to the Company after underwriters' discounts and commissions and offering costs were $650,526. We intend to use the proceeds from the public offering for general corporate purposes, which may include acquisitions (see Note 19b to our consolidated financial statements for more information).

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

Revenue Recognition

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include our power optimizers, inverters, and cloud-based monitoring platform as well as other solar related ancillary products, Lithium-ion cells, batteries, energy storage solutions, EV powertrain solutions and machinery. Our worldwide customer base includes large solar installers, distributors, EPCs, utility companies and other customers. Our products are fully functional at the time of shipment to the customer and do not require production, modification, or customization with the exception of some ESS systems that require installation and commissioning. We recognize revenue under the core principle that transfer of control to the customers should be depicted in an amount reflecting the consideration we expect to receive in revenue. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Provisions for rebates, sales incentives and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

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

See Notes 2u and 15 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to revenue recognition.

Product Warranty

We provide a standard limited product warranty for our solar products against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our power optimizers, 12 years for our inverters, 10 years for our storage interface and a 10-year limited warranty for our batteries for PV applications. Other products are sold with standard limited warranties that typically range in duration from one to ten years, and in some cases for a longer period. In certain cases, customers can purchase an extended warranty for our battery storage products and for our batteries for PV applications that extend the standard warranty period. In addition, customers can purchase extended warranties for inverters that extend the warranty period to up to 25 years.

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

Since the MTBF model does not take into account additional non-systematic failures, such as failures caused by workmanship or manufacturing or design-related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 125.1 million power optimizers and approximately 5.6 million inverters as of December 31, 2023.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations, based on the period in which the warranty is expected to be claimed. The warranty provision (short and long-term) was $518.2 million and $385.1 million, in the year ended December 31, 2023 and 2022, respectively.

See Notes 2w and 14 "Warranty obligations" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to product warranty.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought for our own manufacturing facilities or on behalf of our contract manufacturers, and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or net realizable value, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability, and other factors when evaluating the net realizable value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable value. Inventory write-downs are recorded as cost of revenues in the accompanying statements of income and were $46.4 million and $10.2 million, in the year ended December 31, 2023 and 2022, respectively.

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

See Notes 2j and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to inventory valuation.

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

See Note 2n and Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to business combination.

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

The more significant estimates and assumptions inherent in the estimate of the fair value of finite-lived intangible assets include (i) assumptions associated with forecasting product profitability, including sales and cost to sell projections, (ii) tax rates which seek to incorporate the geographic diversity of the projected cash flows, (iii) expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk, R&D expenditure for ongoing support of product rights, and (iv) estimated useful lives.

During the year ended December 31, 2023, we recorded impairment charge of $5.6 million mainly related to intangible assets within the Solar asset group.

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

See Notes 2.o and 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to intangible assets.

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

We estimate the fair values of all reporting units using a discounted cash flow model which utilizes Level 3 unobservable inputs. Key estimates include the revenue growth rates taking into consideration industry and market conditions, terminal growth rate and the discount rate. The discount rate used is based on the WACC, adjusted for the relevant risk associated with country-specific and business-specific characteristics. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill, to those reporting units.

We complete the required annual testing of goodwill impairment for the reporting units in the fourth quarter of each year and accordingly, determine whether goodwill should be impaired. During the year ended December 31, 2023, no impairment of goodwill has been identified.

See Notes 2.q and 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.

Government grants

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar. Some of the applicable provisions in IRA include the extension of the Production Tax Credit through 2034. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. Section 45X of the IRA offers advanced manufacturing production tax credits ("AMPTC"), that incentivize the production of eligible components within the United States. To that end, we established manufacturing capabilities in the United States in 2023 and announced additional capacity planned for 2024. IRA allows taxpayers to elect to have AMPTCs refunded in cash ("direct pay") or transfer these credits to a third party. In addition to using the tax credits to offset tax due to the U.S. government, the direct pay option is available as a one-time election, in any taxable year after December 31, 2022, for a facility in which eligible components are produced, and is applicable for five years.

Refundable and transferable tax credits are similar in essence to government grants. This is because the taxpayer can realize the benefit regardless of whether they owe income tax or not in the relevant years. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740. Instead, they are treated as government grants.

Government grants are recognized when there is reasonable assurance that: (1) we will comply with the relevant conditions and (2) the grant disbursement will be received. We recognize PTCs as a reduction in the cost of revenues in the statement of income. We do this systematically over time as we recognize the related expenses. Alternatively, we recognize the grant immediately if it compensates us for expenses that we have already incurred. The AMPTCs are also reflected in the consolidated balance sheet as a reduction of income tax payable within accrued expenses and other liabilities, as a tax prepayment, or as AMPTCs to be sold within prepayment and other assets. The way we expects to utilize the AMPTCs determines where they are recorded. In the year ended December 31, 2023, we recognized AMPTCs worth $6.0 million for inverters produced in the United States and sold to customers. As of December 31, 2023, benefits recognized from AMPTCs of $6.0 were recorded as a tax prepayment within prepayment and other current assets.

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

See Note 2.af and 25 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to income taxes.

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

Foreign Currency Exchange Risk

Approximately 68.2%, 60.1% and 54.3% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel ("NIS"), Euro, and the South Korean Won ("KRW"). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $194.7 million for the year ended December 31, 2023. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $39.3 million for the year ended December 31, 2023.

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

In addition, from time to time we enter into derivative financial instruments to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts or put and call options to sell Euro for U.S. dollars. These derivative instruments are not designated as cash flow hedges.

We had cash and cash equivalents of $338.5 million and $783.1 million as of December 31, 2023 and 2022, respectively, which was held for working capital purposes. We had available-for-sale marketable securities with an estimated fair value of $929.4 million and $886.6 million as of December 31, 2023 and 2022, respectively. In addition, we had restricted bank deposits of 0.3 million and $1.9 million as of December 31, 2023 and 2022, respectively.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For the year ended December 31, 2023, two major customers accounted for 24.0% of our total revenues, and as of December 31, 2023, three major customers accounted for approximately 46.8% of our consolidated trade receivables balance. For the year ended December 31, 2022, one major customers accounted for 18.5% of total revenues, and as of December 31, 2022, two major customers accounted for approximately 42.2% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the account or disclosures to which they relate.

Warranty obligation

Description of the Matter
As described in Notes 2w and 14 to the consolidated financial statements, as of December 31, 2023, the warranty obligation was $512,748 thousand.

Substantially all of the Company's warranty obligations are related to the solar business. The Company's products include a warranty of up to 12 years for inverters, up to 25 years for its power optimizers and 10 years for batteries for PV applications. In order to predict the failure rate of each product, the Company established a reliability model based on the estimated mean time between failures ("MTBF") and an additional model to capture non-systematic failures. Predicted failure rates are updated periodically based on new product versions and analysis of the root cause of actual failures, as are warranty related replacement costs.

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

Valuation of Inventories - Provisions for Excess Inventories and excess product for the contractual obligations

Description of the Matter
As of December 31, 2023, the Company’s consolidated inventories balance was $1,443 thousand and the Company’s contractual obligations to purchase inventories from contract manufacturers ("contractual purchase obligations") were $543 thousand.

As described in Notes 1, 5 and 20 to the consolidated financial statements, the Company values its inventories at the lower of cost or net realizable value. Reserves for potentially excess inventories and excess product contractual purchase obligations are made based on management's analysis of inventory levels, future sales forecasts, and market conditions.

Auditing the valuation of inventory reserves for the excess inventories and excess product contractual purchase obligations were complex and subject to judgment due to the significant estimates and assumptions required by management to calculate the reserves, especially, the future salability of the inventories. These assumptions include the assessment by inventory category of future demand and market conditions for the Company's products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess inventory reserve process and excess product contractual purchase obligations including management's assessment of the underlying assumptions and data.

To test the valuation of inventory reserve for the excess inventories and excess product contractual purchase obligations our substantive audit procedures included, among others, evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage, future demand, and market conditions. We examined the completeness, accuracy, and relevance of the underlying data used in management's estimate. We held discussions with appropriate non-financial personnel including sales, R&D and operating management, regarding strategic or operational changes in the business would impact expected demand or related carrying value of inventories, introduction of new products and other factors to corroborate management's assertions regarding excess inventories. We performed an examination of historical forecasted sales estimation to actual utilization of inventories and performed sensitivity analysis on demand assumptions to evaluate the changes in the inventory reserve that would result from changes in the assumptions.

/s/ Kost Forer Gabbay & Kasierer
A Member of EY Global

We have served as the Company's auditor since 2007.
Tel-Aviv, Israel
February 26, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SolarEdge Technologies Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, SolarEdge Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer
A Member of EY Global

Tel-Aviv, Israel
February 26, 2024

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338,468	$783,112
Marketable securities	521,570	241,117
Trade receivables, net of allowances of $16,400 and $3,202, respectively	622,425	905,146
Inventories, net	1,443,449	729,201
Prepaid expenses and other current assets	378,394	241,082
Total current assets	3,304,306	2,899,658
LONG-TERM ASSETS:
Marketable securities	407,825	645,491
Deferred tax assets, net	80,912	44,153
Property, plant and equipment, net	614,579	543,969
Operating lease right-of-use assets, net	64,167	62,754
Intangible assets, net	35,345	19,929
Goodwill	42,996	31,189
Other long-term assets	37,601	18,806
Total long-term assets	1,283,425	1,366,291
Total assets	$4,587,731	$4,265,949

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS (Cont.)
(in thousands, except per share data)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$386,471	$459,831
Employees and payroll accruals	76,966	85,158
Warranty obligations	183,047	103,975
Deferred revenues and customers advances	40,836	26,641
Accrued expenses and other current liabilities	205,911	214,112
Total current liabilities	893,231	889,717
LONG-TERM LIABILITIES:
Convertible senior notes, net	$627,381	$624,451
Warranty obligations	335,197	281,082
Deferred revenues	214,607	186,936
Finance lease liabilities	41,892	45,385
Operating lease liabilities	45,070	46,256
Other long-term liabilities	18,444	15,756
Total long-term liabilities	1,282,591	1,199,866
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares as of December 31, 2023 and December 31, 2022; issued and outstanding: 57,123,437 and 56,133,404 shares as of December 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	1,680,622	1,505,632
Accumulated other comprehensive loss	(46,885)	(73,109)
Retained earnings	778,166	743,837
Total stockholders’ equity	2,411,909	2,176,366
Total liabilities and stockholders’ equity	$4,587,731	$4,265,949

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues	$2,976,528	$3,110,279	$1,963,865
Cost of revenues	2,272,705	2,265,631	1,334,547
Gross profit	703,823	844,648	629,318
Operating expenses:
Research and development	321,482	289,814	219,633
Sales and marketing	164,318	159,680	119,000
General and administrative	146,504	112,496	82,196
Goodwill impairment	-	90,104	-
Other operating expenses, net	31,314	26,434	1,350
Total operating expenses	663,618	678,528	422,179
Operating income	40,205	166,120	207,139
Financial income (expense), net	41,212	3,750	(20,014)
Other income (loss), net	(318)	7,285	99
Income before income taxes	81,099	177,155	187,224
Income taxes	46,420	83,376	18,054
Net loss from equity method investments	350	-	-
Net income	$34,329	$93,779	$169,170
Net basic earnings per share of common stock	$0.61	$1.70	$3.24
Net diluted earnings per share of common stock	$0.60	$1.65	$3.06
Weighted average number of shares used in computing net basic earnings per share of common stock	56,557,106	55,087,770	52,202,182
Weighted average number of shares used in computing net diluted earnings per share of common stock	57,237,518	58,100,649	55,971,030

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Net income	$34,329	$93,779	$169,170
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	20,489	(20,740)	(4,949)
Cash flow hedges	5,701	(2,635)	874
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(5,375)	(20,540)	(17,420)
Foreign currency translation adjustments	5,409	(1,875)	(9,681)
Total other comprehensive income (loss)	26,224	(45,790)	(31,176)
Comprehensive income	$60,553	$47,989	$137,994

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Accumulated other comprehensive Income (loss)	Retained earnings	Total
	Number	Amount
Balance as of December 31, 2020	51,560,936	$5	$603,891	$3,857	$478,004	$1,085,757
Cumulative effect of adopting ASU 2020-06	-	-	(36,336)	-	2,884	(33,452)
Issuance of common stock upon exercise of stock-based awards	1,204,861	* -	6,486	-	-	6,486
Issuance of Common stock under employee stock purchase plan	49,598	* -	10,661	-	-	10,661
Stock based compensation	-	-	102,593	-	-	102,593
Other comprehensive loss adjustments, net	-	-	-	(31,176)	-	(31,176)
Net income	-	-	-	-	169,170	169,170
Balance as of December 31, 2021	52,815,395	$5	$687,295	$(27,319)	$650,058	$1,310,039
Issuance of common stock upon exercise of stock-based awards	940,880	* -	4,030	-	-	4,030
Issuance of Common stock under employee stock purchase plan	77,129	* -	17,863	-	-	17,863
Stock based compensation	-	-	145,919	-	-	145,919
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	650,526
Other comprehensive loss adjustments, net	-	-	-	(45,790)	-	(45,790)
Net income	-	-	-	-	93,779	93,779
Balance as of December 31, 2022	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	790,745	* -	226	-	-	226
Issuance of Common stock under employee stock purchase plan	199,288	* -	20,693	-	-	20,693
Stock based compensation	-	-	154,071	-	-	154,071
Other comprehensive income adjustments, net	-	-	-	26,224	-	26,224
Net income	-	-	-	-	34,329	34,329
Balance as of December 31, 2023	57,123,437	$6	$1,680,622	$(46,885)	$778,166	$2,411,909

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$34,329	$93,779	$169,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,196	49,676	39,535
Loss (gain) from exchange rate fluctuations	(26,878)	9,527	21,131
Stock-based compensation expenses	149,945	145,539	102,593
Impairment of goodwill and long-lived assets	30,790	119,141	-
Deferred income taxes, net	(43,071)	(11,055)	(12,045)
Other items	8,164	4,382	11,931
Changes in assets and liabilities:
Inventories, net	(690,854)	(341,085)	(43,051)
Prepaid expenses and other assets	(91,523)	(64,991)	(39,444)
Trade receivables, net	296,429	(457,610)	(247,723)
Trade payables, net	(67,795)	194,524	91,709
Employees and payroll accruals	21,419	26,238	26,519
Warranty obligations	133,090	120,169	60,524
Deferred revenues and customers advances	39,632	44,376	29,936
Accrued expenses and other liabilities, net	(30,986)	98,674	3,344
Net cash provided by (used in) operating activities	(180,113)	31,284	214,129
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(296,396)	(507,171)	(579,377)
Proceeds from sales and maturities of available-for-sale marketable securities	280,189	231,210	202,188
Purchase of property, plant and equipment	(170,523)	(169,341)	(149,251)
Disbursements for loans receivables	(58,000)	-	-
Business combinations, net of cash acquired	(16,653)	-	-
Purchase of intangible assets	(10,600)	-	-
Investment in privately-held companies	(8,000)	-	(16,643)
Proceeds from governmental grant	6,794	4,479	-
Proceeds from sale of a privately-held company	1,313	24,362	-
Withdrawal from bank deposits, net	-	-	60,096
Other investing activities	2,982	(583)	(1,224)
Net cash used in investing activities	$(268,894)	$(417,044)	$(484,211)

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Tax withholding in connection with stock-based awards, net	$(9,259)	$3,023	$(4,283)
Payments of finance lease liability	(2,794)	(2,834)	(1,308)
Proceeds from secondary public offering, net of issuance costs	-	650,526	-
Repayment of bank loans	(129)	(138)	(16,073)
Other financing activities	226	4,030	6,486
Net cash provided by (used in) financing activities	(11,956)	654,607	(15,178)

Increase (decrease) in cash and cash equivalents	(460,963)	268,847	(285,260)
Cash and cash equivalents at the beginning of the period	783,112	530,089	827,146
Effect of exchange rate differences on cash and cash equivalents	16,319	(15,824)	(11,797)
Cash and cash equivalents at the end of the period	$338,468	$783,112	$530,089

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$11,307	$-	$-
Right-of-use asset recognized with corresponding lease liability	$18,077	$46,004	$20,526
Purchase of property, plant and equipment	$6,323	$16,016	$10,781

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$137,981	$74,689	$45,977

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

NOTE 1:       GENERAL

SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) including the Company's future ready energy hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup capabilities, and optional connection to the Company's smart EV charger, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) batteries for PV applications that are used to increase energy independence and maximize self-consumption for PV system's owners including a battery ,and (v) additional smart energy management solutions.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, as well as directly to large solar installers and engineering, procurement and construction firms.

The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company offers a variety of energy solutions, which include lithium-ion cells, batteries and energy storage systems (“Energy Storage”), full powertrain kits and batteries for electric vehicles, or EVs (“e-Mobility”), as well as automated machines for industrial use (“Automation Machines”).

On April 6, 2023, the Company completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the commercial and industrial ("C&I") sector.

In October 2023, the Company decided to discontinue its light commercial vehicle e-Mobility ("LCV") activity (see Note 24).

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

b.   Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, government grants, income taxes and related disclosures in the accompanying notes. Actual results could differ from those estimates.

In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. In addition, the duration, scope and effects of the war in Israel and the conflict in Ukraine, government and other third-party responses to it, and the related macroeconomic effects, including to the Company’s business and the business of the Company’s suppliers and customers are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to these evolving situations. Such changes could result in future impairments of goodwill and long-lived assets, inventories write-offs, incremental credit losses on receivables and available-for-sale marketable debt securities and changes in warranty obligations as of the time of a relevant measurement event.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

c.   Financial statements in U.S. dollars:

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

The financial statements of other Company’s subsidiaries whose functional currency is other than the U.S. dollar have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect as of the balance sheet date. Statements of income amounts have been translated using the date of the transaction or at the average exchange rate for the relevant period.

The resulting translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

d.   Cash and cash equivalents:

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired.

e.   Restricted bank deposits:

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

Available-for-sale ("AFS") securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in other income (loss), net on the consolidated statements of income. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income (expenses), net.

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

The Company has not recorded credit losses on AFS debt securities for the years ended December 31, 2023, 2022 and 2021.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

g.   Investment in privately-held companies:

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

All gains and losses on investments in privately-held companies, realized and unrealized, are recognized in other income (loss).

h.   Trade receivables:

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Year Ended December 31, 2023
Balance, at beginning of the period	$3,202
Increase in provision for expected credit losses	13,760
Recoveries collected	(134)
Amounts written off charged against the allowance	(568)
Foreign currency translation	140
Balance, at end of the period	$16,400

i.   Loan receivables:

Loan receivables are carried at the outstanding principal amount. An allowance for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance in accordance with ASC 326. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower.

Interest income is recorded on an accrual basis at the stated interest rate and is recorded in financial income (expense) in the accompanying consolidated statements of income. Expected provision for credit loss regarding the Company's loans was immaterial. The amortized cost of the loan receivable approximates its fair value as of December 31, 2023.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

j.   Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost includes depreciation, labor, material, shipment and overhead costs. Inventory reserves are provided to cover risks arising from slow-moving, excess inventory items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to historical, current and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its net realizable value. Cost of finished goods and raw materials is determined using the moving average cost method.

k.   Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation and government grants. Assets under construction represent the construction or development stage of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful life of the assets, at the following rates:

%
Buildings and plants	2.5-5.7 (mainly 2.5)
Computers and peripheral equipment	14.3-33.3 (mainly 33.3)
Office furniture and equipment	7-25 (mainly 7)
Machinery and equipment	10-25 (mainly 10)
Laboratory and testing equipment	10-20 (mainly 10)
Leasehold improvements	over the shorter of the lease term or useful economic life

l.   Government assistance

Advanced manufacturing production tax credits

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar. Some of the applicable provisions in the IRA include the extension of the Production Tax Credit (“PTC") through 2034. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. Section 45X of the IRA offers advanced manufacturing production tax credits ("AMPTC"), which incentivize the production of eligible components within the United States. To that end, the Company established manufacturing capabilities in the United States in 2023 and announced additional capacity expected in 2024. In addition to using the tax credits to offset tax due to the U.S. government, the IRA allows taxpayers to elect to have AMPTCs refunded in cash ("Direct Pay") or transfer these credits to a third party. The Direct Pay option is available as a one-time election, in any taxable year after December 31, 2022, for a facility in which eligible components are produced, and is applicable for five years.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Refundable and transferable tax credits are similar in essence to government grants. This is because the taxpayer can realize the benefit regardless of whether they owe income tax or not in the relevant years. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740. Instead, they are treated as government grants.

Government grants are recognized when there is reasonable assurance that: (1) the Company will comply with the relevant conditions and (2) the grant disbursement will be received. The Company recognize's AMPTCs as a reduction in the cost of revenues in the statement of income. The Company does this systematically over time as it recognizes the related expenses. Alternatively, the Company recognizes the grant immediately if the grant compensates the Company for expenses that it has already incurred. The AMPTCs are also reflected in the consolidated balance sheet as a reduction of income tax payable within accrued expenses and other liabilities, as a tax prepayment, or as AMPTCs to be sold within prepayment and other assets. The way the Company expects to utilize the AMPTCs determines where they are recorded.

In the year that ended December 31, 2023, the Company recognized AMPTCs worth $6,020 as a reduction in the cost of revenues for the inverters produced in the United States and sold to customers. As of December 31, 2023, benefits recognized from AMPTCs of $6,020 were recorded as a tax prepayment within prepayment and other current assets.

Property, plant and equipment

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

The Company did not record reduction of property, plant and equipment for the year ended December 31, 2023.

The Company recorded reduction of property, plant and equipment in the amount of $7,359 for the year ended December 31, 2022.

As of December 31, 2023, the Company has a right to receive of $2,018 that has yet to be received which was recorded under “Prepaid expenses and other current assets”.

m.   Leases:

The Company determines if an arrangement is a lease at inception. Contracts containing a lease are further evaluated for classification as an operating or finance lease. In determining the leases classification the Company assesses among other criteria: (i) The lease term is for a major part of the remaining economic life of the underlying asset (ii) The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value of the underlying asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, other current liabilities, and long-term finance lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For leases with terms greater than 12 months, the Company records the ROU asset and liability at commencement date based on the present value of lease payments according to their term. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The ROU and lease liability were calculated using the CPI as of the adoption date and will not be subsequently adjusted, unless the liability is reassessed for other reasons.

The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and net of lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses are recognized on a straight-line basis over the lease term or the useful life of the leased asset.

In addition, the carrying amount of the ROU and lease liabilities are remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

n.   Business Combination:

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

o.   Intangible Assets:

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In case the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized over the revised estimated useful life (see Note 9).

p.   Impairment of long-lived assets:

The Company’s long-lived assets to be held and used, including property, plants and equipment, ROU assets and identifiable intangible assets that are subject to amortization, other than goodwill, are reviewed for impairment in accordance with ASC 360 “Property, Plants and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such evaluation indicates that the carrying amount of the asset (or asset group) is not recoverable, the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value (see Note 9).

For the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges of long-lived assets in the amount of $30,790, $29,037 and $2,209, respectively, presented under Other operating expenses, net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

q.   Goodwill:

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
(2) If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized (see Note 10).

For the year ended December 31, 2023, the Company did not record any impairment charges.

For the year ended December 31, 2022, the Company recorded impairment charges of goodwill in the amount of $90,104.

For the year ended December 31, 2021, the Company did not record any impairment charges.

r.   Cloud computing arrangements:

In 2021, due to the growing size and complexity of the Company, the Company decided to implement a new global enterprise resource planning ("ERP") system, which will replace the Company's existing operating and financial systems. During 2022, the Company began implementing a cloud-based ERP system. The implementation is expected to occur in phases over the next several years.

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

As of December 31, 2023, and 2022 the Company had capitalized implementation costs related to its upcoming ERP conversion in the amounts of $13,666 and $3,457, respectively presented under other long-term assets in the consolidated balance sheet.

s.   Severance pay:

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

For the years ended December 31, 2023, 2022 and 2021, the Company recorded $23,643, $17,202 and $14,231 in severance expenses related to its employees, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

t.   Derivatives and Hedging:

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year ended December 31, 2023, the Company instituted a foreign currency cash flow hedging program whereby portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts.

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

The Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income, as a financial income (expense), net.

The Company classifies cash flows related to its hedging as operating activities in its consolidated statement of cash flows.

u.   Revenue recognition:

Revenues are recognized in accordance with ASC 606; revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that the Company expects in exchange for those goods or services.

The Company’s products and services consist mainly of (i) power optimizers, (ii) inverters, (iii) batteries for PV applications, (iv) a related cloud-based monitoring platform, (v) communication services, (vi) warranty extension services, (vii) Lithium-ion cells and other storage solutions (viii) EV components, and (ix) automated machinery for manufacturing lines.

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

(3)          Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. Generally, the Company does not provide price protection, stock rotation, and/or right of return. The Company determines the transaction price for all satisfied and unsatisfied performance obligations identified in the contract from contract inception to the beginning of the earliest period presented. Rebates or discounts on goods or services are accounted for as variable consideration. The rebate or discount program is applied retrospectively for future purchases. Provisions for rebates, sales incentives and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Accrual for rebates for direct customers is presented net of receivables. Accrual for sale incentives related to non-direct customers is presented under accrued expenses and other current liabilities. The Company accrued $74,096 and $176,706 for rebates and sales incentives as of December 31, 2023 and 2022, respectively.

When a contract provides a customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists.

As of December 31, 2023, the Company has not provided payment terms of more than a year.

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

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized (see Note 15).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

v.   Cost of revenues:

Cost of revenues includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, direct and indirect manufacturing costs, shipping and handling, support, warranty expenses, provision for losses related to slow moving and dead inventory, personnel and government grants related to the AMPTCs.

Shipping and handling costs, which amounted to $214,349, $257,753 and $116,574, for the years ended December 31, 2023, 2022 and 2021, respectively, are included in the cost of revenues in the consolidated statements of income. Shipping and handling costs include custom tariff charges and all other costs associated with the distribution of finished goods from the Company’s point of sale directly to its customers.

In the year ended December 31, 2023, the Company recognized AMPTCs worth approximately $6,020 as a reduction in the cost of revenues for the inverters produced in the United States and sold to customers.

w.   Warranty obligations:

The Company provides a product warranty for its solar segment related products as follows: a standard 10-year limited warranty for its batteries for PV applications, a standard 12-year limited warranty for the majority of its inverters, that is extendable up to 25 years for an additional cost and a 25-year limited warranty for power optimizers.

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

x.   Convertible senior notes:

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

The Company’s Convertible Senior Notes are included in the calculation of diluted Earnings Per Share (“EPS”) if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic non-cash interest expense net of tax associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS, unless the Notes are antidilutive (see Note 22).

y.   Advertising costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of income. The Company incurred advertising expenses of $13,476, $11,090, and $6,323 for the years ended December 31, 2023, 2022, and 2021, respectively.

z.   Research and development costs:

Research and development costs, are charged to the consolidated statement of income as incurred.

aa.   Concentrations of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted bank deposits, marketable securities, trade receivables, loan receivables, derivative instruments and other accounts receivable.

Cash and cash equivalents and restricted bank deposits are mainly invested in major banks in the U.S., Israel, Germany, Italy and Korea. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company's debt marketable securities include investments in highly-rated corporate debentures (located mainly in U.S., Canada, France, UK, Australia, Cayman Islands and other countries) and governmental bonds. The financial institutions that hold the Company's debt marketable securities are major financial institutions located in the United States. The Company believes its debt marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in an issuer (see Note 2f.).

The trade receivables of the Company derive from sales to customers located primarily in the United States and Europe.

The Company performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for credit losses (see Note 2h.). The Company generally does not require collaterals, however, in certain circumstances, the Company may require letters of credit, other collateral, or additional guarantees. From time to time, the Company may purchase trade credit insurance.

The Company had two major customers (customers with attributable revenues that represents more than 10% of total revenues) for the year ended December 31, 2023, one major customer for the year ended December 31, 2022, and two major customers for the year ended December 31, 2021 that accounted for approximately 24.0%, 18.5% and 30.9% of the Company’s consolidated revenues, respectively. All of the revenues from these customers were generated in the solar segment.

The Company had three major customers (customer with a balance that represents more than 10% of total trade receivables, net) as of December 31, 2023 and as of December 31, 2022 that accounted in the aggregate for approximately 47.1% and 42.2%, of the Company’s consolidated trade receivables, net, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

ab.   Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of December 31, 2023 and 2022, two contract manufacturers collectively accounted for 58.5% and 34.3% of the Company’s total trade payables, net, respectively.

In the second quarter of 2022, the Company announced the opening of “Sella 2”, a two gigawatt-hour (GWh) Li-Ion battery cell manufacturing facility located in South Korea. Sella 2 began producing and shipping cells at the end of 2022 and is expected to gradually increase manufacturing capacity throughout 2024. Sella 2 is the Company's second owned manufacturing facility following the establishment of Sella 1 in 2020. Sella 1 is the Company's manufacturing facility in the North of Israel that produces power optimizers and inverters.

ac.   Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

The carrying value of cash and cash equivalents, short-term bank deposits, restricted bank deposits, trade receivables, net, bank loans, prepaid expenses, loan receivables and other current assets, trade payables, net, employee and payroll accruals and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of such instruments.

Assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 are comprised of money market funds, derivative instruments and marketable securities (see Note 13).

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

ad.   Stock-based compensation:

The Company uses the closing trading price of its common stock on the day of the grant date as the fair value of awards of restricted stock units ("RSUs"), and performance stock units that are based on the Company's financial performance targets ("PSUs"). The compensation expense for RSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated amortization model. The Company estimates the forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company granted under its 2015 Plan, PSU awards to certain employees and officers which vest upon the achievement of certain performance or market conditions subject to their continued employment with the Company.

The Company's PSUs is based on the Company’s total shareholder return ("TSR") compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. For market conditions awards, the Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The fair value for options, PSU and ESPP granted to employees is estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2023	2022	2021
Employee Stock Options (1)
Risk-free interest	-	-	0.43%
Dividend yields	-	-	0%
Volatility	-	-	60.74%
Expected option term in years	-	-	5.48
Estimated forfeiture rate	-	-	0%
ESPP
Risk-free interest	5.38% - 5.46%	1.64% - 4.70%	0.03% - 0.10%
Dividend yields	0%	0%	0%
Volatility	56.44% - 66.78%	71.28% - 71.97%	48.39% - 76.05%
Expected term	6 months	6 months	6 months
PSU
Risk-free interest	4.09%	1.77%	-
Dividend yields	0%	0%	-
Volatility	71.60%	67.42%	-
Expected term	3 years	1 - 3 years	-

(1) No new options were granted in 2023 and 2022.

ae.   Earnings per share

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

af.   Income taxes:

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

ag.   New accounting pronouncements not yet effective:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Additional segment reporting information required by ASU 2023-07 includes: disclosing the title and position of the individual or the name of the group or committee identified as the CODM, provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually, and additional disclosures regarding significant segment expenses. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

ah.   Recently issued and adopted pronouncements:

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 3:       BUSINESS COMBINATIONS

On April 6, 2023, the Company completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the commercial and industrial ("C&I") sector for approximately $18,346 in cash, out of which $1,245 held by the company for a period of one year. Hark's platform is expected to enable the Company to offer its commercial and industrial customers expanded capabilities in energy management and connectivity, including identification of potential energy savings, detection of anomalies in assets’ energy consumption, and optimization of energy usage and carbon emissions through load orchestration and storage control.

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

The following table summarizes the fair values estimation of assets acquired and liabilities assumed as of the date of the acquisition:

	Amount	Weighted Average Useful Life (In years)
Cash	$448
Net liabilities assumed	(1,837)
Identified intangible assets:
Current technology	6,576	5
Customer relationships	283	1
Trade name	610	5
Goodwill	12,266
Total	$18,346

Acquisition costs were immaterial and are included in general and administrative expenses in the consolidated statements of income.

Goodwill generated from this acquisition was primarily attributable to the assembled workforce and expected post-acquisition synergies from combining Hark platform with the Company's product offering to its commercial and industrial customers. All of the Goodwill was assigned to the Solar segment (see Note 21). Goodwill was not deductible for tax purposes. The fair values of technology, customer relationships and trade name were derived by applying the multi-period excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed were based on management's estimates and assumptions.

The results of Hark have been included in the Company's consolidated statements of income since the acquisition date and are not material. Pro forma financial information has not been presented because the impact of the acquisition was not material to the Company's statement of income.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 4:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$487,083	$679	$(5,942)	$481,820
U.S. Treasury securities	15,324	-	(63)	15,261
U.S. Government agency securities	8,787	11	(3)	8,795
Non-U.S. Government securities	15,161	673	(140)	15,694
	526,355	1,363	(6,148)	521,570
Matures after one year:
Corporate bonds	342,223	1,902	(4,444)	339,681
U.S. Treasury securities	2,430	-	(22)	2,408
U.S. Government agency securities	44,100	107	(121)	44,086
Non-U.S. Government securities	20,488	1,162	-	21,650
	409,241	3,171	(4,587)	407,825
Total	$935,596	$4,534	$(10,735)	$929,395

The following is a summary of available-for-sale marketable securities at December 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$222,482	$-	$(4,657)	$217,825
U.S. Treasury securities	15,963	-	(284)	15,679
Non-U.S. Government securities	7,882	-	(269)	7,613
	246,327	-	(5,210)	241,117
Matures after one year:
Corporate bonds	657,238	80	(26,460)	630,858
U.S. Treasury securities	9,939	-	(261)	9,678
Non-U.S. Government securities	5,311	-	(356)	4,955
	672,488	80	(27,077)	645,491
Total	$918,815	$80	$(32,287)	$886,608

Proceeds from maturity of available-for-sale marketable securities during the years ended December 31, 2023, 2022 and 2021, were $277,382, $201,974 and $187,375, respectively.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2023 were $2,807, which led to realized losses of $125.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2022 were $29,236, which led to realized losses of $434.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2021 were $14,813, which led to realized losses of $16.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 5:       INVENTORIES, NET

	As of December 31,
	2023	2022
Raw materials	$340,604	$503,257
Work in process	20,885	23,407
Finished goods	1,081,960	202,537
	$1,443,449	$729,201

The Company recorded inventory write-downs of $46,369, $10,170 and $7,142 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6:      PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2023	2022
Vendor non-trade receivables[1]	$102,991	$147,597
Government authorities	167,221	55,670
Loan receivables[2]	55,418	-
Interest from marketable securities	7,515	6,235
Prepaid expenses and other	45,249	31,580
Total prepaid expenses and other current assets	$378,394	$241,082

1 Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

2 Loan receivables are loans to third parties. The loan repayments are expected on a monthly or annual basis as per the contractual terms of each loan agreement. The loans bear interest that represent market interest rate. The amortized cost of the loan receivable approximates its fair value as of December 31, 2023.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 7:       PROPERTY, PLANT AND EQUIPMENT, NET
	As of December 31,
	2023	2022
Cost:
Land	$12,823	$13,070
Buildings and plants	153,813	152,218
Computers and peripheral equipment	57,527	46,376
Office furniture and equipment	10,992	10,911
Laboratory and testing equipment	67,248	58,454
Machinery and equipment	362,363	315,155
Leasehold improvements	96,730	85,147
Assets under construction and payments on account	88,077	47,168
Gross property, plant and equipment	849,573	728,499
Less - accumulated depreciation	234,994	184,530
Total property, plant and equipment, net	$614,579	$543,969

Depreciation expenses for the years ended December 31, 2023, 2022 and 2021, were $49,544, $40,580 and $29,359, respectively.

For the year ended December 31, 2023, impairment loss of $25,168 was recorded as a result of Company's decision to discontinue its LCV activity and other restructuring efforts related to the Solar segment (see Note 23).

Impairment losses for the years ended December 31, 2022, and 2021, were $649 and $2,113, respectively.

NOTE 8:       LEASES

The following table summarizes the Company’s lease-related assets and liabilities recorded in the consolidated balance sheets:

Description	Classification on the consolidated Balance Sheet	2023	2022
Assets:
Operating lease assets, net of lease incentive obligation	Operating lease right-of use assets, net	$64,167	$62,754
Finance lease assets	Property, plant and equipment, net	49,926	52,934
Total lease assets		$114,093	$115,688
Liabilities:
Operating leases short term	Accrued expenses and other current liabilities	$17,704	$16,183
Finance leases short term	Accrued expenses and other current liabilities	3,253	3,263
Operating leases long term	Operating lease liabilities	45,070	46,256
Finance leases long term	Finance lease liabilities	41,892	45,385
Total lease liabilities		$107,919	$111,087

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table presents certain information related to the operating and finance leases:

	Year ended December 31,
	2023	2022
Finance leases:
Finance lease cost	$4,154	$4,196
Weighted average remaining lease term in years	14.99	16.28
Weighted average annual discount rate	2.30%	2.30%
Operating leases:
Operating lease cost	$18,479	$15,901
Weighted average remaining lease term in years	9.50	8.33
Weighted average annual discount rate	3.68%	2.17%

The following table presents supplemental cash flows information related to the lease costs for operating and finance leases:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$17,930	$16,343
Operating cash flows for finance leases	$373	$420
Financing cash flows for finance leases	$2,794	$2,834

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years of the operating and finance lease liabilities recorded in the consolidated balance sheets:

	Operating Leases	Finance Leases
2024	$17,933	$3,288
2025	10,693	3,452
2026	6,585	3,452
2027	5,209	4,017
2028	4,479	3,155
Thereafter	30,169	36,087
Total lease payments	$75,068	$53,451
Less amount of lease payments representing interest	(12,294)	(8,306)
Present value of future lease payments	$62,774	$45,145
Less current lease liabilities	(17,704)	(3,253)
Long-term lease liabilities	$45,070	$41,892

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 9:       INTANGIBLE ASSETS, NET

In October 2023, the Company has decided to cease the use of SolarEdge Korea's (formerly Kokam) trade name and solar technology, as such, the Company recognized an impairment charge of $4,798 and the assets were disposed.

In June 2022, the Company decided to discontinue its stand-alone uninterrupted power supply activities or UPS (“Critical Power”). The Company recorded a loss in the amount of $1,226 pertaining to Critical Power's current technology and customer relationships.

In October 2022, following the e-Mobility and Automation Machines reporting unit’s analysis, an impairment test for long-lived assets was performed. The test included comparing the sum of the estimated undiscounted future cash flow attributable to the identified assets group and its carrying amounts, and recognizing an impairment for the amount to which the carrying amount exceeds the fair value of the assets groups. As a result, the Company recorded a current technology impairment of $26,917 related to e-Mobility's asset group and a $245 trade name impairment related to Automation Machines' asset group.

The impairments are recorded under Other operating expenses, net in the consolidated statement of income (see Note 23) additional information.

Acquired intangible assets consisted of the following as of December 31, 2023, and 2022:

	As of December 31,
	2023	2022
Intangible assets with finite lives:
Current Technology	$26,990	$29,196
Customer relationships	3,193	2,958
Trade names	624	3,287
Assembled workforce	3,575	3,575
Patents	22,000	1,400
Gross intangible assets	56,382	40,416
Less - accumulated amortization	(21,037)	(20,487)
Total intangible assets, net	$35,345	$19,929

Amortization expenses for the years ended December 31, 2023, 2022 and 2021, were $7,652, $9,096 and $10,176, respectively.

Expected future amortization expenses of intangible assets as of December 31, 2023 are as follows:

2024	$7,415
2025	6,518
2026	5,930
2027	3,762
2028	2,612
2029 and thereafter	9,108
$35,345

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 10:       GOODWILL

Goodwill is tested for impairment annually in the fourth quarter of each year and is examined between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

The Company completed its annual goodwill impairment test in the fourth quarter of 2023 for all reporting units and determined the following:

Due to impairment indicators of the solar reporting unit, which include, among other things, a deterioration in the environment in which the Company operates, a qualitative assessment of the Company’s solar reporting unit was performed in order to determine whether it is necessary to conduct the quantitative goodwill impairment test. Based on the results, the Company believes that it is more likely than not that the fair value of said reporting unit is greater than its carrying value and therefore a quantitative goodwill impairment test was not performed, and no goodwill impairment was recorded for the year ended December 31, 2023.

Due to impairment indicators of the Energy Storage reporting unit, which include, among other things, a decline in planned revenue and earnings compared with the projected results, the Company performed a quantitative goodwill impairment test and determined that the fair value of this reporting unit is greater than its carrying value and therefore no goodwill impairment was recorded for the year ended December 31, 2023.

The Company completed its annual goodwill impairment test in the fourth quarter of 2022 for all reporting units and determined the following:

In June 2022, the Company decided to discontinue its stand-alone Critical Power activities. The Company recorded an impairment in the amount of $2,782 pertaining to Critical Power's goodwill.

Due to impairment indicators of the e-Mobility reporting unit, which include, among other things, a shift in the Company's strategy that may result in a decline of the projected growth forecasted at the time of acquisition, the Company performed a quantitative goodwill impairment test. As a result, the Company recorded goodwill impairment in the amount of $80,534 for the year ended December 31, 2022, which is presented under Goodwill impairment in the consolidated statement of income.

In addition, a quantitative test has also been performed for the Automation Machines reporting unit due to indicators of impairment identified, which include, among other things, managerial changes and a decline in the overall financial performance compared with past projections. As a result, the Company recorded goodwill impairment in the amount of $6,788, for the year ended December 31, 2022, which was recorded under Goodwill impairment in the consolidated statement of income.

The fair value of the reporting units was estimated using a discounted cash flow analysis. When performing this analysis, the Company also considered multiples of earnings from comparable public companies. The decline in fair value of the e-Mobility and Automation Machines reporting units was primarily resulted from an increased discount rate and reduced estimated future cash flows.

The following summarizes the goodwill activity for the years ended December 31, 2023, and 2022:

	Solar	Energy Storage	All other	Total
Goodwill at December 31, 2021	$30,505	$2,568	$96,556	$129,629
Changes during the year:
Foreign currency adjustments	(1,737)	(147)	(6,452)	(8,336)
Impairment losses	-	-	(90,104)	(90,104)
Goodwill at December 31, 2022	28,768	2,421	-	31,189
Changes during the year:
Acquisitions	12,266	-	-	12,266
Foreign currency adjustments	(402)	(57)	-	(459)
Goodwill at December 31, 2023	$40,632	$2,364	$-	$42,996

As of December 31, 2023 and December 31, 2022 there were $90,104 accumulated goodwill impairment losses.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 11:       OTHER LONG TERM ASSETS

	As of December 31,
	2023	2022
Cloud computing arrangements	$13,666	$3,457
Severance pay fund	9,241	8,799
Investments in privately held companies[1]	7,650	1,863
Loan receivables	2,438	-
Prepaid expenses and other	4,606	4,687
Total other long term assets	$37,601	$18,806

1 In January 2023, the Company completed an investment of $5,500 in the common stock of a privately-held company which represents 34.8% of its outstanding shares. The Company accounted for this investment using the equity method of accounting. The Company's share of net loss for the year ended December 31, 2023 was $350.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 12:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2023, the Company entered into contracts of put and call options to sell U.S. dollars (“USD”) for NIS and Euro ("EUR") for USD in the amounts of approximately NIS 541 million and EUR 60 million, respectively.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	December 31, 2023	December 31, 2022
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$4,477	$-
Non-designated hedges	Prepaid expenses and other current assets	410	-
Total derivative assets		$4,887	$-
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$-	$(1,874)
Non-designated hedges	Accrued expenses and other current liabilities	-	-
Total derivative liabilities		$-	$(1,874)

Gains (losses) on derivative instruments are summarized below:

		Year ended December 31,
	Affected line item	2023	2022	2021
Foreign exchange contracts
Non Designated Hedging Instruments	Consolidated Statements of Income - Financial income (expense), net	$2,337	$4,716	$9,417
Designated Hedging Instruments	Consolidated Statements of Comprehensive Income - Cash flow hedges	$(1,990)	$(8,965)	$3,289

See Note 21 for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive loss.

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

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2023 and 2022 by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash	Level 1	$309,521	$695,004
Money market mutual funds	Level 1	$22,311	$25,149
Deposits	Level 1	$6,636	$62,959
Derivative instruments	Level 2	$4,887	$-
Short-term marketable securities:
Corporate bonds	Level 2	$481,820	$217,825
U.S. Treasury securities	Level 2	$15,261	$15,679
U.S. Government agency securities	Level 2	$8,795	$-
Non-U.S. Government securities	Level 2	$15,694	$7,613
Long-term marketable securities:
Corporate bonds	Level 2	$339,681	$630,858
U.S. Treasury securities	Level 2	$2,408	$9,678
U.S. Government agency securities	Level 2	$44,086	$-
Non-U.S. Government securities	Level 2	$21,650	$4,955
Liabilities:
Derivative instruments	Level 2	$-	$(1,874)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 14: WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the years ended December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
Balance, at the beginning of the period	$385,057	$265,160	$204,994
Accruals for warranty during the period	250,266	211,202	127,057
Changes in estimates	20,017	1,914	7,685
Settlements	(137,096)	(93,219)	(74,576)
Balance, at end of the period	518,244	385,057	265,160
Less current portion	(183,047)	(103,975)	(71,480)
Long term portion	$335,197	$281,082	$193,680

NOTE 15:       DEFERRED REVENUES

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenues during the period are as follows:

	December 31,
	2023	2022	2021
Balance, at the beginning of the period	$213,577	$169,345	$140,020
Revenue recognized	(29,650)	(23,017)	(26,093)
Increase in deferred revenues and customer advances	71,516	67,249	55,418
Balance, at the end of the period	255,443	213,577	169,345
Less current portion	(40,836)	(26,641)	(17,789)
Long term portion	$214,607	$186,936	$151,556

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023:

2024	$40,836
2025	13,786
2026	13,417
2027	11,314
2028	10,084
Thereafter	166,006
Total deferred revenues	$255,443

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 16:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2023	2022
Accrued expenses	$142,130	$117,638
Government authorities	34,309	67,514
Operating lease liabilities	17,704	16,183
Accrual for sales incentives	5,862	6,790
Finance lease	3,253	3,263
Other	2,653	2,724
Total accrued expenses and other current liabilities	$205,911	$214,112

NOTE 17:       CONVERTIBLE SENIOR NOTES

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Convertible Senior Notes consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(5,119)	(8,049)
Net carrying amount	$627,381	$624,451

For the years ended December 31, 2023, 2022 and 2021 the Company recorded amortized debt issuance costs related to the Notes in the amount of $2,930, $2,916 and $2,903, respectively.

As of December 31, 2023, the issuance costs of the Notes will be amortized over the remaining term of approximately 1.70 years.

The annual effective interest rate of the Notes is 0.47%.

As of December 31, 2023, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $577,156. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2023, the if-converted value of the Notes did not exceed the principal amount.

NOTE 18:       OTHER LONG TERM LIABILITIES

	As of December 31,
	2023	2022
Tax liabilities	$3,577	$3,830
Accrued severance pay	12,967	9,848
Other	1,900	2,078
	$18,444	$15,756

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

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of December 31, 2023, a total of 20,853,755 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 11,042,805 shares are still available for future grants.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of December 31, 2023, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Exercised	(21,613)	10.48	-	3,572
Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Vested and expected to vest as of December 31, 2023	317,166	$53.24	4.05	$17,366
Exercisable as of December 31, 2023	307,719	$47.70	3.97	$17,366

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2023 of $93.60 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $3,572, $37,948, and $65,668, respectively.

No options were granted in 2023.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of January 1, 2023	1,488,515	$232.05
Granted	1,138,764	133.44
Vested	(661,967)	198.16
Forfeited	(105,026)	253.80
Unvested as of December 31, 2023	1,860,286	$182.52

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of January 1, 2023	$149,232	$295.88
Granted	32,348	314.22
Vested	(107,165)	296.76
Unvested as of December 31, 2023	$74,415	$302.58

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

d.	Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of December 31, 2023, total of 4,150,380 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of December 31, 2023, 938,164 shares of common stock had been purchased under the ESPP.

As of December 31, 2023, 3,212,216 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

e.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income for the years ended December 31, 2023, 2022 and 2021, as follows:

	Year ended December 31,
	2023	2022	2021
Stock-based compensation expenses:
Cost of revenues	$23,200	$21,818	$18,743
Research and development	66,944	63,211	45,424
Selling and marketing	30,987	31,017	22,834
General and administrative	28,814	29,493	15,592
Total stock-based compensation expenses	$149,945	$145,539	$102,593

Stock-based compensation capitalized:
Inventories, net	$2,460	$-	$-
Other long-term assets	1,666	380	-
Total stock-based compensation capitalized	$4,126	$380	$-

The total tax benefit associated with share-based compensation for the year ended December 31, 2023, 2022 and 2021 was $27,551, $7,747 and $19,113, respectively. The tax benefit realized from share-based compensation for the year ended December 31, 2023, 2022 and 2021 was $8,866, $10,171 and $13,379, respectively.

As of December 31, 2023, there were total unrecognized compensation expenses in the amount of $332,367 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from January 1, 2024 through November 30, 2027.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 20:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of December 31, 2023, contingent liabilities exist regarding guarantees in the amounts of $6,123 and $1,946 in respect of office rent lease agreements and customs and other transactions, respectively.

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

As of December 31, 2023, the Company had non-cancelable purchase obligations totaling approximately $1,041,253, out of which the Company recorded a provision for loss in the amount of $24,963.

As of December 31, 2023, the Company had contractual obligations for capital expenditures totaling approximately $95,499. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process.

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

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and putatively on behalf of all others similarly situated, in the U.S District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On February 7, 2024, the Court consolidated the two actions, and appointed co-lead plaintiffs and lead counsel. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

In August 2019, the Company was served with a lawsuit filed in the civil courts of Milan, Italy against the Italian subsidiary of SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility in the tender offer that followed the SolarEdge e-Mobility Acquisition by certain former shareholders of SolarEdge e-Mobility who tendered their shares. The lawsuit asked for damages of approximately $3,000, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. In December 2023 the court of Milan, rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, i.e. 0.44 euros per share. The Company is currently evaluating whether to appeal this decision.

As of December 31, 2023, the Company recorded an accrual of $2,011 for legal claims which was recorded under accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 21:       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance as of January 1, 2021	$240	$-	$-	$3,617	$3,857
Revaluation	(6,283)	3,735	(17,420)	(9,681)	(29,649)
Tax on revaluation	1,346	(446)	-	-	900
Other comprehensive income (loss) before reclassifications	(4,937)	3,289	(17,420)	(9,681)	28,749
Reclassification	(16)	(2,742)	-	-	(2,758)
Tax on reclassification	4	327	-	-	331
Gains reclassified from accumulated other comprehensive income	(12)	(2,415)	-	-	(2,427)
Net current period other comprehensive income (loss)	(4,949)	874	(17,420)	(9,681)	(31,176)
Ending balance as of December 31, 2021	$(4,709)	$874	$(17,420)	$(6,064)	$(27,319)
Revaluation	(26,944)	(9,890)	(20,540)	(1,875)	(59,249)
Tax on revaluation	5,583	925	-	-	6,508
Other comprehensive income (loss) before reclassifications	(21,361)	(8,965)	(20,540)	(1,875)	(52,741)
Reclassification	736	7,024	-	-	7,760
Tax on reclassification	(115)	(694)	-	-	(809)
Losses reclassified from accumulated other comprehensive income	621	6,330	-	-	6,951
Net current period other comprehensive loss	(20,740)	(2,635)	(20,540)	(1,875)	(45,790)
Ending balance as of December 31, 2022	$(25,449)	$(1,761)	$(37,960)	$(7,939)	$(73,109)
Revaluation	25,898	(1,973)	(5,375)	5,409	23,959
Tax on revaluation	(5,487)	(17)	-	-	(5,504)
Other comprehensive income (loss) before reclassifications	20,411	(1,990)	(5,375)	5,409	18,455
Reclassification	107	8,325	-	-	8,432
Tax on reclassification	(29)	(634)	-	-	(663)
Losses reclassified from accumulated other comprehensive income	78	7,691	-	-	7,769
Net current period other comprehensive income (loss)	20,489	5,701	(5,375)	5,409	26,224
Ending balance as of December 31, 2023	$(4,960)	$3,940	$(43,335)	$(2,530)	$(46,885)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement of Income
	2023	2022	2021
Unrealized gains (losses) on available-for-sale marketable securities
	$(107)	$(736)	$16	Financial income (expenses), net
	29	115	(4)	Income taxes
	$(78)	$(621)	$12	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges
	(964)	(801)	333	Cost of revenues
	(4,981)	(4,142)	1,645	Research and development
	(1,057)	(959)	334	Sales and marketing
	(1,323)	(1,122)	430	General and administrative
	$(8,325)	$(7,024)	$2,742	Total, before income taxes
	634	694	(327)	Income taxes
	(7,691)	(6,330)	2,415	Total, net of income taxes
Total reclassifications for the period	$(7,769)	$(6,951)	$2,427

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 22:       EARNINGS PER SHARE

The following table presents the computation of basic and diluted EPS attributable to SolarEdge Technologies Inc.:

	Year ended December 31,
	2023	2022	2021
Basic:
Numerator:
Net income	$34,329	$93,779	$169,170
Denominator:
Shares used in computing net EPS of common stock, basic	56,557,106	55,087,770	52,202,182
Diluted:
Numerator:
Net income attributable to common stock, basic	$34,329	$93,779	$169,170
Notes due 2025	-	2,203	2,134
Net income attributable to common stock, diluted	$34,329	$95,982	$171,304
Denominator:
Shares used in computing net EPS of common stock, basic	56,557,106	55,087,770	52,202,182
Notes due 2025	-	2,276,818	2,276,818
Effect of stock-based awards	680,412	736,061	1,492,030
Shares used in computing net EPS of common stock, diluted	57,237,518	58,100,649	55,971,030
Earnings per share:
Basic	$0.61	$1.70	$3.24
Diluted	$0.60	$1.65	$3.06

Shares excluded from the calculation of net diluted due to their anti-dilutive effect	1,994,328	207,980	132,133

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 23:       OTHER OPERATING EXPENSES, NET

	Year ended December 31,
	2023	2022	2021
Impairment of property, plant and equipment	$25,168	$649	$2,209
Impairment of intangible assets[1]	5,622	28,388	-
Gain on sale of assets	(1,262)	(2,603)	-
Legal settlements and contingencies[2]	1,786	-	-
SolarEdge Korea (formerly Kokam) purchase escrow[3]	-	-	(859)
Total other operating expense, net	$31,314	$26,434	$1,350

1 See Note 9

2 See Note 20c

3 In the year ended December 31, 2021, the Company received a payment of $859 out of the SolarEdge Korea (formerly Kokam) acquisition escrow, with regards to a working capital adjustment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 24:       RESTRUCTURING AND OTHER EXIT ACTIVITIES

In October of 2023, the Company made an announcement regarding its restructuring plans to adjust its manufacturing capacity and increase operating efficiency, including terminating the manufacturing process in Mexico, reducing manufacturing capacity in China, and discontinuing the Company’s LCV activity. The program is expected to be completed by the end of the first half of 2024. These decisions were made in order to better align the Company with current market conditions.

The Company determined that the discontinuation of the LCV activity does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

Restructuring and other exit charges for the year ended December 31, 2023 by segments and type of cost were as follows:

	Solar		e-Mobility
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Contract termination and other	Total
Cost of revenues	$2,561	$20,593	$-	$27,158	$9,489	$59,801
Sales and marketing	-	-	4	-	-	4
General and administrative	-	-	297	-	87	384
Total	$2,561	$20,593	$301	$27,158	$9,576	$60,189

For the year ended December 31, 2022, the Company recorded $4,314 of inventory write-downs in cost of revenues as a result of Critical Power's discontinuation.

The Company did not record any restructuring and other exit activities costs for the year ended December 31, 2021

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Inventory write-down [1]	Contract termination and other
Balance as of January 1, 2023	$-	$-	$-
Charges	2,862	27,158	30,169
Cash payments	(548)	-	-
Foreign currency adjustments	59	616	224
Balance as of December 31, 2023	$2,373	$27,774	$30,393

1 Inventory write-down is included under Inventories, net on the balance sheet.

The total amount expected to be incurred for restructuring and other exit charges, which primarily consists of contract terminations related to the solar segment, is $10,558.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 25:       INCOME TAXES

a.	Tax rates in the U.S:

The Company is subject to U.S. federal tax at the rate of 21%.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law making significant changes to U.S. income tax law. These changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years 2018 onwards and created new taxes on certain foreign-sourced earnings and certain related-party payments - the Global Intangible Low Taxed Income (“GILTI”). Furthermore, changes introduced by the Tax Act to Section 174 of the Internal Revenue Code, that came into effect on January 1, 2022, require taxpayers to amortize research and development expenditures over five years (if incurred in the U.S.) or fifteen years (if incurred outside the U.S.), thereby increasing taxable income and payable tax.

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

The taxable income of Israeli companies is subject to corporate tax at the rate of 23%. The Israeli subsidiary is also eligible for tax benefits as further described in note 25j.

c.	Carryforward tax losses:

As of December 31, 2023, the foreign subsidiaries have carryforward tax losses of $205,263 which do not have an expiration date.

d.	Deferred taxes:

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2023	2022
Deferred tax assets, net:
Research and Development carryforward expenses	$25,527	$9,335
Carryforward tax losses(1)	44,294	19,916
Stock based compensation expenses	28,715	9,863
Deferred revenue	13,244	8,954
Lease liabilities	12,872	6,520
Inventory Impairment	11,136	627
Foreign currency translation	4,985	6,987
Allowance and other reserves	17,367	23,255
Total Gross deferred tax assets, net	$158,140	$85,457
Less, Valuation Allowance	(51,245)	(23,777)
Total deferred tax assets, net	$106,895	$61,680
Deferred tax liabilities, net:
Intercompany transactions	$(4,470)	$(6,292)
Right-of-use assets	(13,353)	(6,618)
Purchase price allocation	(4,129)	(4,617)
Property, plant and equipment	(5,481)	-
Total deferred tax liabilities, net	$(27,433)	$(17,527)
Recorded as:
Deferred tax assets, net	$80,912	$44,153
Deferred tax liabilities, net	(1,450)	-
Net deferred tax assets	$79,462	$44,153

(1) Related to deferred tax assets that would only be realizable upon the generation of net income in certain foreign jurisdictions.

The Company’s Israeli subsidiary’s tax-exempt profit from Benefited Enterprises (as defined in note 25j) is permanently reinvested, Therefore, deferred taxes have not been provided for such tax-exempt income.

The Company may incur additional tax liability in the event of intercompany dividend distributions by some of its subsidiaries. Such additional tax liability in respect of these subsidiaries has not been provided for in the Financial Statements as the Company’s management and the Board of Directors has determined that the Company intends to reinvest earnings of its subsidiaries indefinitely.

e.	Uncertain tax positions are comprised as follows:

	December 31,
	2023	2022	2021
Balance, at the beginning of the period	$2,756	$2,192	$10,564
Increases related to current year tax positions	1,502	564	635
Increase for tax positions related to prior years	11,778	-	-
Decreases related to prior year tax positions	(128)	-	(9,007)
Balance, at end of the period	$15,908	$2,756	$2,192

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The total amount of gross unrecognized tax benefits above would affect the Company's effective tax rate, if recognized.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2023, the Company accrued $2,927.

The total amount of penalties and interest were not material as of December 31, 2022 and 2021.

It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by an insignificant amount in the next 12 months, primarily due to the lapse of the statute of limitations.

f.	Income before income taxes are comprised as follows:

	Year ended December 31,
	2023	2022	2021
Domestic	$49,758	$47,324	$13,659
Foreign	31,341	129,831	173,565
Income before income taxes	$81,099	$177,155	$187,224

g.	Income taxes (tax benefit) are comprised as follows:

	Year ended December 31,
	2023	2022	2021
Current taxes:
Domestic	$42,960	$56,958	$(7,872)
Foreign	46,531	37,473	37,564
Total current taxes	89,491	94,431	29,692
Deferred taxes:
Domestic	(2,244)	(8,955)	(3,682)
Foreign	(40,827)	(2,100)	(7,956)
Total deferred taxes	(43,071)	(11,055)	(11,638)
Income taxes, net	$46,420	$83,376	$18,054

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

h.	Reconciliation of theoretical tax expense to actual tax expense:

The differences between the statutory tax rate of the Company and the effective tax rate are result of a variety of factors, including different effective tax rates applicable to non-US subsidiaries that have tax rates different than the Company tax rate, tax benefits relating to stock-based compensation and adjustments to valuation allowances on deferred tax assets of such subsidiaries.

A reconciliation between the theoretical tax expense and the actual tax expense as reported in the consolidated statements of income is as follows:

	Year ended December 31,
	2023	2022	2021
Statutory tax rate	21%	21%	21%
Effect of:
Income tax at rate other than the U.S. statutory tax rate	(37.3)%	(10.8)%	(7.4)%
Losses and timing differences for which valuation allowance was provided	27.7%	5.2%	2.7%
Prior year income taxes (benefit)	(1.0)%	2.9%	(4.4)%
R&D Capitalization and other effects of TCJA	42.5%	18.9%	0.1%
Non-deductible expenses	4.5%	13.2%	2.0%
Other individually immaterial income tax items, net	(0.2)%	(3.3)%	(4.4)%
Effective tax rate	57.2%	47.1%	9.6%

i.	Tax assessments:

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

As of December 31, 2023, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2018.

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

Through December 31, 2023, the Israeli subsidiary had generated income under the provision of the Investments Law.

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

A PTE, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property, or 6% if its annual revenues exceed NIS 10 billion ("Threshold"). The Israeli subsidiary notified the ITA of its election to implement the PTE with effect from January 1, 2019, and its PTE income was subject to a 12% tax rate in the years 2019-2021, and in 2022-2023 to a 6% tax rate as the group surpassed the Threshold. The Company currently expects not to meet the Threshold in 2024 and consequently expects its tax on its PTE income to be 12% in 2024. The Company adjusted its deferred taxes accordingly.

Tax Benefits for Research and Development:

Israeli tax law (section 20A to the Israeli Tax Ordinance (New Version), 1961) allows a tax deduction for research and development expenses, including capital expenses, in the year in which they are paid. Such expenses must relate to scientific research in industry, agriculture, transportation or energy, and must be approved by the relevant Israeli government ministry, determined by the field of research. Expenses incurred in scientific research that are not approved by the relevant government ministry are amortized over a three-year period starting from the tax year in which they are paid. The Company’s Israeli subsidiary intends to submit a formal request to the relevant government ministry in order to obtain such approval for 2019 - 2021.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 26:       FINANCIAL INCOME (EXPENSE), NET

	Year ended December 31,
	2023	2022	2021
Exchange rate (loss) gain, net	$24,181	$(1,547)	$(22,493)
Interest income on marketable securities	25,668	10,551	2,973
Convertible note	(2,930)	(2,916)	(2,903)
Hedging	2,337	4,716	9,417
Financing component expenses related to ASC 606	(9,773)	(7,038)	(5,771)
Bank charges	(1,418)	(1,584)	(1,991)
Interest income	7,494	2,932	788
Interest expense	(1,269)	(1,530)	(605)
Other	(3,078)	166	571
Total financial income (expenses), net	$41,212	$3,750	$(20,014)

NOTE 27:       SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

a.	Segment Information:

Following the discontinuation of the Critical Power segment in June 2022, the Company operated in four different operating segments: Solar, Energy Storage, e-Mobility and Automation Machines. In October 2023, the Company decided to discontinue its LCV activity.

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

Segment profit (loss) is comprised of gross profit for the segment less operating expenses that do not include amortization and impairment of purchased intangible assets, stock based compensation expenses, restructuring charges, discontinued activity charges and certain other items.

The Company manages its assets on a group basis, not by segments, as many of its assets are shared or co-mingled. The Company’s CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.

The Company identified two operating segments as reportable – the Solar segment and the Energy Storage segment. The other operating segments are insignificant individually and therefore their results are presented together under “All other”.

The Solar segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and batteries for PV applications. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform.

The Energy Storage segment includes the design, development, manufacturing, and sales of high-energy, high-power, lithium-ion cells and racks and containerized battery systems for C&I and Utility markets. The Energy Storage segment provides purpose-built components and solutions, hardware and software, as well as pre and post sales engineering support to design, build, and manage battery and system solutions according to the customer’s use cases and mission profiles.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The “All other” category includes the e-Mobility products, automated machines and UPS products (in prior periods).

The following tables presents information on reportable segments profit (loss) for the period presented:

	Year ended December 31, 2023
	Solar	Energy Storage	All other
Revenues	$2,815,539	$83,717	$76,438
Cost of revenues	1,994,578	112,518	75,469
Gross profit (loss)	820,961	(28,801)	969
Research and development	226,776	17,370	9,403
Sales and marketing	126,207	3,539	2,654
General and administrative	103,461	10,409	3,286
Segments profit (loss)	$364,517	$(60,119)	$(14,374)

	Year ended December 31, 2022
	Solar	Energy Storage	All other
Revenues	$2,921,175	$76,325	$112,165
Cost of revenues	2,050,147	63,752	118,171
Gross profit (loss)	871,028	12,573	(6,006)
Research and development	196,381	15,108	13,908
Sales and marketing	118,154	4,095	5,592
General and administrative	69,631	7,233	5,768
Segments profit (loss)	$486,862	$(13,863)	$(31,274)

	Year ended December 31, 2021
	Solar	Energy Storage	All other
Revenues	$1,787,280	$83,430	$92,737
Cost of revenues	1,136,896	61,099	108,483
Gross profit (loss)	650,384	22,331	(15,746)
Research and development	143,173	10,289	20,217
Sales and marketing	85,309	3,698	6,232
General and administrative	53,156	5,841	7,695
Segments profit (loss)	$368,746	$2,503	$(49,890)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Year ended December 31,
	2023	2022	2021
Solar segment revenues	$2,815,539	$2,921,175	$1,787,280
Energy Storage segment revenues	83,717	76,325	83,430
All other segment revenues	76,438	112,165	92,737
Revenues from financing component	834	614	418
Consolidated revenues	$2,976,528	$3,110,279	$1,963,865

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Year ended December 31,
	2023	2022	2021
Solar segment profit	$364,517	$486,862	$368,746
Energy Storage segment profit (loss)	(60,119)	(13,863)	2,503
All other segment loss	(14,374)	(31,274)	(49,890)
Segments operating profit	290,024	441,725	321,359
Amounts not allocated to segments:
Stock based compensation expenses	(149,945)	(145,539)	(102,593)
Amortization and depreciation of acquired assets	(7,969)	(9,478)	(10,812)
Impairment of goodwill and long-lived assets	(30,790)	(119,141)	-
Restructuring and other exit activities	(60,189)	(4,314)	-
Other unallocated income (expenses), net	(926)	2,867	(815)
Consolidated operating income	$40,205	$166,120	$207,139

b.	Revenues by geographic, based on customers’ location:

	Year ended December 31,
	2023	2022	2021
United States	$759,611	$1,133,798	$786,019
Europe(*)	661,542	528,197	297,684
Germany	692,047	449,160	191,066
Netherlands	326,314	382,226	222,103
Italy	223,943	330,565	181,644
Rest of the world	313,071	286,333	285,349
Total revenues	$2,976,528	$3,110,279	$1,963,865

(*) Except for Germany, Netherlands and Italy

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

c.	Revenues by type:

	Year ended December 31,
	2023	2022	2021
Inverters	$1,374,026	$1,137,142	$828,101
Optimizers	902,411	1,135,040	828,542
Batteries for PV applications	378,275	429,119	19,531
e-Mobility components and telematics	68,425	94,446	68,946
Communication	32,945	72,812	24,111
Others	220,446	241,720	194,634
Total revenues	$2,976,528	$3,110,279	$1,963,865

d.	Long-lived assets by geographic location:

	As of December 31,
	2023	2022
Israel	$364,438	$333,740
Korea	199,422	201,731
United States	47,083	12,030
China	38,037	34,230
Europe	23,478	21,282
Other	6,288	3,710
Total long-lived assets(*)	$678,746	$606,723

(*) Long-lived assets are comprised of property and equipment, net and Operating lease right-of-use assets, net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 28:       SUBSEQUENT EVENTS

1.
In January 2024, the Company entered into an agreement to acquire minority shares in Ampeers Energy GmbH ("Ampeers") from existing shareholders as well as through a share capital increase. Ampeers, a German-based company, is involved in the programming, operation and marketing of an information and communications technology platform. The investment is subject to customary closing conditions and regulatory approvals and is expected to close during the first half of 2024.

2.
Also in January 2024, the Company completed a minority investment in Ivy Energy, a U.S. company that provides software to real estate owners for distribution of solar energy between multi dwelling units.

3.
On January 21, 2024, the Company announced adoption of additional measures in response to challenging industry conditions, including reducing its headcount by approximately 16% over the first half of 2024 through an involuntary workforce reduction plan. These decisions were made in order to better align the Company with current market conditions. The significant part of the workforce reduction occurred in January 2024.

- - - - - - - - - - - - - - - - - - - - -

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

(a) Not applicable.

(b) None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “Board Committees”, “Code of Conduct and Ethical Business Conduct”, “Compensation Committee Report”, and “Deliquent Section 16(a) Reports” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ending December 31, 2023 (the "2024 Proxy Statement") and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be included under the captions “Board Committees”, “Director Compensation”, “Executive Compensation”, and “Compensation Risk” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement and is incorporated herein by reference.

Compensation Plan Information

The information required regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from the information contained in the section entitled “Equity Compensation Plan Information” in our 2024 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Transactions with Related Persons” and “Directors and Corporate Governance” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 13 will be included under the captions “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm for 2024” in our 2024 Proxy Statement and is incorporated herein by reference.

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

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on June 2, 2023
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022
4.1	Description of Common Stock	Filed with this report
4.2	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.3	Indenture, dated September 25, 2020, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 25, 2020
4.4	Form of 0.000% Convertible Senior Note due 2025 (included in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 25, 2020
10.1†	Employment Agreement, dated August 20, 2019 between SolarEdge Technologies Ltd. and Uri Bechor	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2019
10.2†	Employment Agreement, dated December 1, 2010, between SolarEdge Technologies, Inc. and Ronen Faier	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.3†	Employment Agreement, dated May 17, 2009, between SolarEdge Technologies, Inc. and Zvi Lando	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.4†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.5†	SolarEdge Technologies, Inc. Amended and Restated 2015 Global Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2017
10.6†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.7 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015
10.8 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015
10.9 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015
10.10 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015
10.11†	Form of Performance Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on February 22, 2023

10.12	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.1 to form 8-K filed with the SEC on July 7, 2023
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.
24.1	Power of Attorney (included in signature page)	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
97.1	Rule 10D-1 - Clawback Policy	Filed with this report.
101.INS	XBRL Instance Document - - embedded within the Inline XBRL document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed with this report.

† Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Zvi Lando
Name:	Zvi Lando
Title:	Chief Executive Officer
Date:	February 26, 2024

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

Signature	Title	Date
/s/Zvi Lando	Chief Executive Officer and Director (Principal Executive Officer)	2/26/2024
/s/Ronen Faier	Chief Financial Officer (Principal Financial and Accounting Officer)	2/26/2024
/s/Nadav Zafrir	Chairman of the Board	2/26/2024
/s/Dirk Carsten Hoke	Director	2/26/2024
/s/Marcel Gani	Director	2/26/2024
/s/Avery More	Director	2/26/2024
/s/Tal Payne	Director	2/26/2024
/s/Betsy Atkins	Director	2/26/2024
/s/ Dana Gross	Director	2/26/2024