Form 10-Q
period 2024-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2024-05-09
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐    No ☒

As of May 1, 2024, there were 57,299,404 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,229	$338,468
Marketable securities	466,407	521,570
Trade receivables, net of allowances of $19,110 and $16,400, respectively	404,390	622,425
Inventories, net	1,549,122	1,443,449
Prepaid expenses and other current assets	354,919	378,394
Total current assets	2,989,067	3,304,306
LONG-TERM ASSETS:
Marketable securities	268,203	407,825
Deferred tax assets, net	122,564	80,912
Property, plant and equipment, net	605,223	614,579
Operating lease right-of-use assets, net	59,474	64,167
Intangible assets, net	33,037	35,345
Goodwill	41,470	42,996
Other long-term assets	47,784	37,601
Total long-term assets	1,177,755	1,283,425
Total assets	$4,166,822	$4,587,731

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$171,412	$386,471
Employees and payroll accruals	73,666	76,966
Warranty obligations	181,333	183,047
Deferred revenues and customers advances	36,081	40,836
Accrued expenses and other current liabilities	196,398	205,911
Total current liabilities	658,890	893,231
LONG-TERM LIABILITIES:
Convertible senior notes, net	628,115	627,381
Warranty obligations	321,166	335,197
Deferred revenues	218,535	214,607
Finance lease liabilities	40,630	41,892
Operating lease liabilities	40,982	45,070
Other long-term liabilities	17,953	18,444
Total long-term liabilities	1,267,381	1,282,591
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 57,298,691 shares at March 31, 2024 and 57,123,437 shares at December 31, 2023; outstanding: 56,792,795 shares at March 31, 2024 and 57,123,437 shares at December 31, 2023.	6	6
Additional paid-in capital	1,719,523	1,680,622
Treasury stock, at cost; 505,896 shares held	(33,222)	-
Accumulated other comprehensive loss	(66,611)	(46,885)
Retained earnings	620,855	778,166
Total stockholders’ equity	2,240,551	2,411,909
Total liabilities and stockholders’ equity	$4,166,822	$4,587,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$204,399	$943,889
Cost of revenues	230,586	643,763
Gross profit (loss)	(26,187)	300,126
Operating expenses:
Research and development	75,351	79,873
Sales and marketing	38,911	40,966
General and administrative	30,865	36,567
Other operating expense (income), net	2,391	(1,434)
Total operating expenses	147,518	155,972
Operating income (loss)	(173,705)	144,154
Financial income (expense), net	(7,064)	23,674
Other loss, net	-	(125)
Income (loss) before income taxes	(180,769)	167,703
Tax benefits (income taxes)	23,754	(29,325)
Net loss from equity method investments	(296)	-
Net income (loss)	$(157,311)	$138,378
Net basic earnings (loss) per share of common stock	$(2.75)	$2.46
Net diluted earnings (loss) per share of common stock	$(2.75)	$2.35
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	57,140,126	56,215,490
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	57,140,126	59,193,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(157,311)	$138,378
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	1,491	6,177
Cash flow hedges	(2,365)	(331)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(13,382)	(10,800)
Foreign currency translation adjustments	(5,470)	859
Total other comprehensive loss	(19,726)	(4,095)
Comprehensive income (loss)	$(177,037)	$134,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock
	Number	Amount	Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total
Balance as of January 1, 2024	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	175,254	*-	13	-	-	-	13
Stock based compensation	-	-	38,888	-	-	-	38,888
Repurchase of common stock	(505,896)	*-	-	(33,222)	-	-	(33,222)
Other comprehensive loss adjustments	-	-	-	-	(19,726)	-	(19,726)
Net loss	-	-	-	-	-	(157,311)	(157,311)
Balance as of March 31, 2024	56,792,795	$6	$1,719,523	$(33,222)	$(66,611)	$620,855	$2,240,551

	Common stock		Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
	Number	Amount
Balance as of January 1, 2023	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	209,760	*-	75	-	-	75
Stock based compensation	-	-	40,070	-	-	40,070
Other comprehensive loss adjustments	-	-	-	(4,095)	-	(4,095)
Net income	-	-	-	-	138,378	138,378
Balance as of March 31, 2023	56,343,164	$6	$1,545,777	$(77,204)	$882,215	$2,350,794

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(157,311)	$138,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,988	13,464
Loss (gain) from exchange rate fluctuations	7,799	(20,441)
Stock-based compensation expenses	37,606	39,235
Deferred income taxes, net	(41,847)	(3,930)
Other items	4,371	2,810
Changes in assets and liabilities:
Trade receivables, net	210,376	(55,002)
Inventories, net	(105,810)	(141,521)
Prepaid expenses and other assets	42,164	(20,591)
Right-of-use assets	5,255	3,918
Trade payables, net	(210,449)	(50,410)
Employees and payroll accruals	(2,460)	10,227
Warranty obligations	(15,582)	57,864
Deferred revenues and customers advances	(523)	9,325
Operating lease liabilities	(5,219)	(3,958)
Accrued expenses and other liabilities, net	(377)	28,555
Net cash provided by (used in) operating activities	(217,019)	7,923
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(129,221)	(38,979)
Proceeds from sales and maturities of available-for-sale marketable securities	319,605	11,597
Purchase of property, plant and equipment	(26,347)	(38,338)
Disbursements for loans receivables	(7,500)	-
Investment in privately-held companies	(8,831)	(5,500)
Proceeds from loan receivables	1,625	-
Other investing activities	(323)	3,440
Net cash provided by (used in) investing activities	$149,008	$(67,780)

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Repurchase of common stock	$(33,222)	$-
Payments on account of repurchase of common stock	(16,778)	-
Tax withholding in connection with stock-based awards, net	(470)	(4,541)
Other financing activities	(517)	(681)
Net cash used in financing activities	(50,987)	(5,222)

Effect of exchange rate differences on cash and cash equivalents	(5,241)	9,816

Decrease in cash and cash equivalents	(124,239)	(55,263)
Cash and cash equivalents at the beginning of the period	338,468	783,112
Cash and cash equivalents at the end of the period	$214,229	$727,849

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$1,085	$11,258
Purchase of property, plant and equipment	$4,760	$12,304

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

b.
The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company offers a variety of energy solutions, which include lithium-ion cells, batteries, and energy storage systems (“Energy Storage”), automated machines for industrial use (“Automation Machines”), as well as cloud-based energy management solutions.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2024, have been applied consistently in these unaudited interim condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

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

As of March 31, 2024, and December 31, 2023, two contract manufacturers collectively accounted for 44.9% and 58.5% of the Company’s total trade payables, net, respectively.

The Company's own manufacturing facility, Sella 1, located in the north of Israel, is primarily used in the Company's Solar segment operations. Additionally, Sella 2, a Company owned manufacturing facility in South Korea, together with a smaller Company owned facility, are used for the Energy Storage segment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

f.	New accounting standards updates:

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

NOTE 2:       INVESTMENTS IN PRIVATELY-HELD COMPANIES

In January 2023, the Company completed an investment of $5,500 in the common stock of Weev Energy B.F. Ltd., ("Wevo"), a privately-held company, which represented 34.8% of Wevo's outstanding shares. The investment agreement included a call option to acquire Wevo's remaining outstanding shares. The Company accounted for the common stock and the call option as a single hybrid instrument.

The Company accounted for its investment in Wevo using the equity method of accounting. Under this method, the investment, which was initially recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee as they occur, rather than when dividends or other distributions are received. The Company's share of net losses in the three months ended March 31, 2024 were $296.

In January 2024, the Company completed an investment of $6,000 in the preferred stock of Ivy Energy, Inc, ("Ivy"), a privately-held U.S. company. The Company accounted for the Ivy investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $6,000 as of March 31, 2024.

As of March 2024, the Company completed an investment of $5,000 in the preferred stock of Stardust Solution, Inc, ("Stardust"), a privately-held U.S. company. The Company accounted for the Stardust investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $5,000 as of March 31, 2024.

Investments in privately-held companies are included within other long-term assets in the condensed consolidated balance sheets. As of March 31, 2024, the carrying value of investments in privately-held companies was $16,183.

There were no impairment charges for the three months ended March 31, 2024 associated with this equity method investment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of March 31, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$440,981	$1,018	$(3,949)	$438,050
U.S. Treasury securities	6,434	-	(67)	6,367
U.S. Government agency securities	3,112	-	(9)	3,103
Non-U.S. Government securities	18,328	648	(89)	18,887
	468,855	1,666	(4,114)	466,407
Matures after one year:
Corporate bonds	209,742	516	(2,816)	207,442
U.S. Government agency securities	44,128	35	(92)	44,071
Non-U.S. Government securities	16,158	532	-	16,690
	270,028	1,083	(2,908)	268,203
Total	$738,883	$2,749	$(7,022)	$734,610

The following is a summary of available-for-sale marketable securities as of December 31, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$487,083	$679	$(5,942)	$481,820
U.S. Treasury securities	15,324	-	(63)	15,261
U.S. Government agency securities	8,787	11	(3)	8,795
Non-U.S. Government securities	15,161	673	(140)	15,694
	526,355	1,363	(6,148)	521,570
Matures after one year:
Corporate bonds	342,223	1,902	(4,444)	339,681
U.S. Treasury securities	2,430	-	(22)	2,408
U.S. Government agency securities	44,100	107	(121)	44,086
Non-U.S. Government securities	20,488	1,162	-	21,650
	409,241	3,171	(4,587)	407,825
Total	$935,596	$4,534	$(10,735)	$929,395

The Company did not sell any available-for-sale marketable securities during the three months ended March 31, 2024

Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2023 were $2,807, which led to realized losses of $125.

As of March 31, 2024, and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 4:       INVENTORIES, NET

	March 31, 2024	December 31, 2023
Raw materials	$311,748	$340,604
Work in process	19,324	20,885
Finished goods	1,218,050	1,081,960
Total inventories, net	$1,549,122	$1,443,449

NOTE 5:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2024	December 31, 2023
Vendor non-trade receivables[1]	$54,294	$102,991
Government authorities	157,248	167,221
Loan receivables[2]	61,480	55,418
Interest from marketable securities	6,141	7,515
Prepaid expenses and other	75,756	45,249
Total prepaid expenses and other current assets	$354,919	$378,394

1 Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

2 Loan receivables are loans to third parties. The loan repayments are expected on a monthly or annual basis as per the contractual terms of each loan agreement. The loan is measured at its amortized cost and is subjected to the Company's credit risk policy. The loans bear interest that represent market interest rate. As of March 31, 2024, the Company's provision for credit loss was $2,395. The amortized cost of the loan receivable approximates its fair value as of March 31, 2024.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 6:       OTHER LONG TERM ASSETS

	March 31, 2024	December 31, 2023
Cloud computing arrangements	$18,212	$13,666
Severance pay fund	8,329	9,241
Investments in privately held companies	16,183	7,650
Loan receivables	-	2,438
Prepaid expenses and other	5,060	4,606
Total other long term assets	$47,784	$37,601

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 7:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2024, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of March 31, 2024, the Company entered into put and call options to sell U.S. dollars (“USD”) for NIS in the amount of NIS 276 million.

In addition to the above-mentioned cash flow hedge transactions, the Company occasionally enters into derivative instrument arrangements to hedge the Company’s exposure to currencies other than USD. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income (loss), under "Financial income (expense), net".

As of March 31, 2024, the Company entered into a cross-currency swap contract to sell Euro (“EUR”) for USD in the amount of EUR 18 million.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	March 31, 2024	December 31, 2023
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$1,807	$4,477
Non-designated hedges	Prepaid expenses and other current assets	74	410
Total derivative assets		$1,881	$4,887
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(17)	$-

Gains (losses) on derivative instruments are summarized below:

	Affected line item	Three Months Ended March 31,
		2024	2023
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Income (loss) - Financial income (expense), net	$612	$-
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Income (loss) - Cash flow hedges	$(1,538)	$(2,057)

See Note 15 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash	Level 1	$196,434	$309,521
Money market mutual funds	Level 1	$12,734	$22,311
Deposits	Level 1	$5,061	$6,636
Derivative instruments	Level 2	$1,881	$4,887
Short-term marketable securities:
Corporate bonds	Level 2	$438,050	$481,820
U.S. Treasury securities	Level 2	$6,367	$15,261
U.S. Government agency securities	Level 2	3,103	8,795
Non-U.S. Government securities	Level 2	$18,887	$15,694
Long-term marketable securities:
Corporate bonds	Level 2	$207,442	$339,681
U.S. Treasury securities	Level 2	$-	$2,408
U.S. Government agency securities	Level 2	44,071	44,086
Non-U.S. Government securities	Level 2	$16,690	$21,650
Liabilities:
Derivative instruments	Level 2	$(17)	$-

NOTE 9:  WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Balance, at the beginning of the period	$518,244	$385,057
Accruals for warranty during the period	18,847	82,852
Changes in estimates	106	3,365
Settlements	(34,698)	(28,303)
Balance, at end of the period	502,499	442,971
Less current portion	(181,333)	(129,278)
Long term portion	$321,166	$313,693

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended March 31,
	2024	2023
Balance, at the beginning of the period	$255,443	$213,577
Revenue recognized	(30,056)	(11,742)
Increase in deferred revenues and customer advances	29,229	22,589
Balance, at the end of the period	254,616	224,424
Less current portion	(36,081)	(27,507)
Long term portion	$218,535	$196,917

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024:

2024	$32,493
2025	13,899
2026	13,529
2027	11,430
2028	10,436
Thereafter	172,829
Total deferred revenues	$254,616

NOTE 11:  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2024	December 31, 2023
Accrued expenses	$126,435	$142,130
Government authorities	38,220	34,309
Operating lease liabilities	16,525	17,704
Accrual for sales incentives	8,869	5,862
Finance lease liabilities	3,257	3,253
Other	3,092	2,653
Total accrued expenses and other current liabilities	$196,398	$205,911

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

The Convertible Senior Notes consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Liability:
Principal	$632,500	$632,500
Unamortized issuance costs	(4,385)	(5,119)
Net carrying amount	$628,115	$627,381

For the three months ended March 31, 2024 and 2023 the Company recorded amortized debt issuance costs related to the Notes in the amount of $735 and $731, respectively.

As of March 31, 2024, the unamortized issuance costs of the Notes will be amortized over the remaining term of approximately 1.5 years.

The annual effective interest rate of the Notes is 0.47%.

As of March 31, 2024, the estimated fair value of the Notes, which the Company has classified as Level 2 financial instruments, is $577,428. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. As of March 31, 2024, the if-converted value of the Notes did not exceed the principal amount.

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

b.  Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of March 31, 2024, a total of 23,709,926 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 13,676,076 shares are still available for future grants.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 31, 2024, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Exercised	(3,421)	3.93	-	247
Outstanding as of March 31, 2024	313,995	$53.92	3.85	$11,378
Vested and expected to vest as of March 31, 2024	313,869	$53.81	3.84	$11,378
Exercisable as of March 31, 2024	309,120	$49.86	3.80	$11,378

The intrinsic value is the amount by which the closing price of the Company’s common stock on March 31, 2024 of $70.98 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2023	1,860,286	$182.52
Granted	242,099	70.54
Vested	(163,974)	207.93
Forfeited	(91,612)	221.97
Unvested as of March 31, 2024	1,846,799	$163.63

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2023	74,415	$302.58
Granted	81,249	99.13
Vested	(7,859)	298.93
Forfeited	(8,836)	288.77
Unvested as of March 31, 2024	138,969	$184.72

c.  Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2024, a total of 4,638,023 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

As of March 31, 2024, 938,164 shares of common stock have been purchased under the ESPP.

As of March 31, 2024, 3,699,859 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.  Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the condensed consolidated statement of income (loss) for the three months ended March 31, 2024, and 2023, as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expenses:
Cost of revenues	$5,968	$5,927
Research and development	17,139	17,209
Selling and marketing	7,911	8,079
General and administrative	6,588	8,020
Total stock-based compensation expenses	$37,606	$39,235

Stock-based compensation capitalized:
Inventory	$804	$405
Other long-term assets	478	430
Total stock-based compensation capitalized	$1,282	$835

The total tax benefit associated with share-based compensation for the three months ended March 31, 2024 and 2023 was $5,366 and $4,197, respectively. The tax benefit realized from share-based compensation for three months ended March 31, 2024 and 2023 was $1,341 and $2,842, respectively.

As of March 31, 2024, there were total unrecognized compensation expenses in the amount of $298,976 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from April 1, 2024 through February 29, 2028

e.  Repurchase of Common Stock:

On November 1, 2023, the Company announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300,000 of the Company’s common stock. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not obligate the Company to acquire any amount of common stock, it may be suspended, extended, modified, discontinued or terminated at any time at the Company’s discretion without prior notice, and will expire on December 31, 2024.

During the three months ended March 31, 2024, the Company repurchased 505,896 shares of common stock from the open market at an average cost of $65.67 per share for a total of $33,222.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES

a. Guarantees:

As of March 31, 2024, contingent liabilities exist regarding guarantees in the amounts of $6,002, and $1,841 in respect of office rent lease agreements and other transactions, respectively.

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

As of March 31, 2024, the Company had non-cancellable purchase obligations totaling approximately $484,287, out of which the Company recorded a provision for loss in the amount of $23,259.

As of March 31, 2024, the Company had contractual obligations for capital expenditures totaling approximately $32,967. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and punitively on behalf of all others similarly situated, in the U.S. District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On February 7, 2024, the Court consolidated the two actions, and appointed co-lead plaintiffs and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint makes substantially similar allegations and claims. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

In August 2019, the Company was served with a lawsuit filed in the civil courts of Milan, Italy against the Italian subsidiary of SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility in the tender offer that followed the SolarEdge e-Mobility Acquisition by certain former shareholders of SolarEdge e-Mobility who tendered their shares. The lawsuit asked for damages of approximately $3,000, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. In December 2023, the court of Milan, rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, (i.e. 0.44 euros per share) for a total payment of approximately $1,700, which consists, in addition to the shareholders' compensation, legal expenses, court fees, VAT, and CPA expenses per local law. The Company is currently evaluating whether to appeal this decision.

As of March 31, 2024, the Company recorded an accrual of $2,229 for legal claims which was recorded under accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(4,960)	$(25,449)
Revaluation	1,860	7,570
Tax on revaluation	(369)	(1,471)
Other comprehensive income before reclassifications	1,491	6,099
Reclassification	-	107
Tax on reclassification	-	(29)
Losses reclassified from accumulated other comprehensive income	-	78
Net current period other comprehensive income	1,491	6,177
Ending balance	$(3,469)	$(19,272)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$3,940	$(1,761)
Revaluation	(1,748)	(2,196)
Tax on revaluation	210	139
Other comprehensive loss before reclassifications	(1,538)	(2,057)
Reclassification	(939)	1,840
Tax on reclassification	112	(114)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(827)	1,726
Net current period other comprehensive loss	(2,365)	(331)
Ending balance	$1,575	$(2,092)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(43,335)	$(37,960)
Revaluation	(13,382)	(10,800)
Ending balance	$(56,717)	$(48,760)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(2,530)	$(7,939)
Revaluation	(5,470)	859
Ending balance	$(8,000)	$(7,080)
Total	$(66,611)	$(77,204)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassifications from "Accumulated other comprehensive loss" into the statement of income (loss):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Statement of Income
	2024	2023
Available-for-sale marketable securities
	$-	$(107)	Financial income (expense), net
	-	29	Tax benefits (income taxes)
	$-	$(78)	Total, net of tax benefits (income taxes)
Cash flow hedges
	105	(212)	Cost of revenues
	565	(1,129)	Research and development
	122	(225)	Sales and marketing
	147	(274)	General and administrative
	$939	$(1,840)	Total, before income taxes
	(112)	114	Tax benefits (income taxes)
	827	(1,726)	Total, net of tax benefits (income taxes)
Total reclassifications for the period	$827	$(1,804)

NOTE 16: OTHER OPERATING EXPENSE (INCOME)

The following table presents the expenses (income) recorded in the three ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Impairment of property, plant and equipment	$1,732	$-
Loss (gain) from sales and disposal of assets	1,058	(1,434)
Legal settlements and contingencies	(399)	-
Total other operating expense (income), net	$2,391	$(1,434)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:     RESTRUCTURING AND OTHER EXIT ACTIVITIES

On January 21, 2024, the Company announced the adoption of a restructuring plan in response to challenging industry conditions (the “Restructuring Plan”). Under the Restructuring Plan, the Company reduced its headcount by approximately 16% over the first half of 2024 through an involuntary workforce reduction plan. The adoption of the Restructuring Plan follows the Company’s previous measures taken to align with current market conditions, including termination of manufacturing in Mexico, reduction of manufacturing capacity in China, and discontinuation of the Company’s light commercial vehicle e-mobility activity.

Restructuring and other exit charges for the three months ended March 31, 2024 by segment and type of cost were as follows:

	Solar		e-Mobility
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Total
Cost of revenues	$807	$5,015	$(200)	$(234)	$5,388
Research and development	2,913	-	-	-	2,913
Sales and marketing	645	-	(4)	-	641
General and administrative	385	-	(43)	-	342
Total	$4,750	$5,015	$(247)	$(234)	$9,284

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Inventory write-down [1]	Contract termination and other
Balance as of December 31, 2023	$2,373	$27,774	$30,393
Charges	4,503	(234)	5,015
Cash payments	(6,548)	-	(10,468)
Non-cash utilization and other	(9)	(3,133)	(178)

Balance as of March 31, 2024	$319	$24,407	$24,762

1 Inventory write-down is included under Inventories, net on the balance sheet.

The total amount expected to be incurred for restructuring and other exit charges, which primarily consists of contract terminations related to the Solar segment, is $5,497.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 18: INCOME TAXES

For the three months ended March 31, 2024, the Company reported tax benefits and its effective tax rate was 13.1%, compared to the three months ended March 31, 2023, where the Company reported income taxes and its effective tax rate was 17.5%.

The change in effective tax rate in the three months ended March 31, 2024 compared to the corresponding period in 2023 is primarily attributable to the fact that the pre-tax loss for the quarter was in jurisdictions where the Company is either subject to a lower tax rate or where we do not anticipate a future tax benefit.

As of March 31, 2024, and December 31, 2023, unrecognized tax benefits were $18,496 and $15,908, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest as of March 31, 2024 and December 31, 2023 were $4,570 and $2,927, respectively.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is expected to impact our business and operations. As part of such incentives, the IRA will, among other things, extend the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of significant tax credits for qualifying energy projects, and Advanced Manufacturing tax credits ("AMPTC") for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems.The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In the three months ended March 31, 2024, the Company manufactured and sold products that entitle it to $14,960 of AMPTCs, which were recorded as a reduction in of cost of revenues. In the three months ended March 31, 2023, the Company did not record AMPTCs. As of March 31, 2024 and December 31, 2023, benefits recognized from AMPTCs of $20,980 and $6,020, respectively, were recorded as a tax prepayment within prepayment and other current assets. The implementation of the new incentive rules is complex and further guidance by the U.S. Treasury on these rules is still pending.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19:       EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three Months Ended March 31,
	2024	2023
Basic EPS:
Numerator:
Net income (loss)	$(157,311)	$138,378
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	57,140,126	56,215,490
Diluted EPS:
Numerator:
Net income (loss) attributable to common stock, basic	$(157,311)	$138,378
Notes due 2025	-	552
Net income (loss) attributable to common stock, diluted	$(157,311)	$138,930
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	57,140,126	56,215,490
Notes due 2025	-	2,276,818
Effect of stock-based awards	-	701,523
Shares used in computing net earnings (loss) per share of common stock, diluted	57,140,126	59,193,831
Earnings per share:
Basic	$(2.75)	$2.46
Diluted	$(2.75)	$2.35

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended March 31,
	2024	2023
Stock-based awards	1,827,030	192,339
Notes due 2025	2,276,818	-
Total shares excluded	4,103,848	192,339

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20:       SEGMENT INFORMATION

Following the discontinuation of its e-Mobility LCV activity, the Company operates in three different operating segments: Solar, Energy Storage and Automation Machines.

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

Segment profit (loss) is comprised of gross profit (loss) for the segment less operating expenses that do not include amortization and impairment of purchased intangible assets, stock based compensation expenses, restructuring charges, discontinued activity charges and certain other items.

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

The “All other” category includes automated machines and e-Mobility (in prior periods).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following tables present information on reportable segments profit (loss) for the period presented:

	Three Months Ended March 31, 2024
	Solar	Energy Storage	All other
Revenues	$190,102	$10,616	$3,447
Cost of revenues	196,782	17,828	2,872
Gross profit (loss)	(6,680)	(7,212)	575
Research and development	$51,286	$3,559	$185
Sales and marketing	29,195	817	222
General and administrative	23,222	589	113
Segments profit (loss)	$(110,383)	$(12,177)	$55

	Three Months Ended March 31, 2023
	Solar	Energy Storage	All other
Revenues	$908,505	$9,133	$26,064
Cost of revenues	590,105	19,578	26,638
Gross profit (loss)	318,400	(10,445)	(574)
Research and development	$55,823	$4,209	$2,319
Sales and marketing	31,145	915	646
General and administrative	24,743	2,952	826
Segments profit (loss)	$206,689	$(18,521)	$(4,365)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended March 31,
	2024	2023
Solar segment revenues	$190,102	$908,505
Energy Storage segment revenues	10,616	9,133
All other segment revenues	3,447	26,064
Revenues from financing component	234	187
Consolidated revenues	$204,399	$943,889

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table presents information on reportable segments reconciliation to consolidated operating income (loss) for the periods presented:

	Three Months Ended March 31,
	2024	2023
Solar segment profit (loss)	$(110,383)	$206,689
Energy Storage segment (loss)	(12,177)	(18,521)
All other segment profit (loss)	55	(4,365)
Segments operating profit (loss)	(122,505)	183,803
Amounts not allocated to segments:
Stock based compensation expenses	(37,606)	(39,235)
Restructuring and other exit activities	(9,284)	-
Impairment of long-lived assets	(1,732)	-
Amortization and depreciation of acquired assets	(1,947)	(2,035)
Other unallocated expenses	(631)	1,621
Consolidated operating income (loss)	(173,705)	144,154
Financial income (expense), net	(7,064)	23,674
Other loss, net	-	(125)
Income (loss) before income taxes	$(180,769)	$167,703

NOTE 21:       SUBSEQUENT EVENTS

1.
On April 1, 2024, the Company completed the acquisition of the remaining outstanding shares of Wevo for approximately $13,300 in cash. Wevo is a software startup specializing in EV charging optimization and management for sites with large quantities of EV chargers such as apartment buildings, workplace car parks and public charging locations.

2.
On April 10, 2024, the Company closed an agreement to acquire minority shares in Ampeers Energy GmbH ("Ampeers") from existing shareholders as well as through a share capital increase. Ampeers, a German-based company, is involved in the programming, operation and marketing of an information and communications technology platform.

3.
On May 7, 2024, the Israeli tax authorities issued tax orders for tax years 2017-2018 for the Company’s Israeli subsidiary, challenging the subsidiary's tax positions on several issues. The Israeli subsidiary intends to protest the orders before the Central District Court in Israel. The Company believes it has adequately provided for all exposures related to taxes payable by the group; however, adverse results could have a material impact on the Company’s financial statements.

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;

•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;

•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, rising interest rates and recessionary concerns;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;

•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	product quality or performance problems in our products;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	delays, disruptions, and quality control problems in manufacturing;

•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

•	disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine;

•	performance of distributors and large installers in selling our products;

•	consolidation in the solar industry among our customers and distributors;

•	our ability to manage effectively the growth of our organization and expansion into new markets;

•	Our ability to recognize expected benefits from restructuring plans;

•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;

•	our ability to integrate acquired businesses;

•
disruption to our business operations due to the evolving state of war in Israel and political conditions related to the Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;

•	fluctuations in global currency exchange rates;

•	the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements;

•	existing and future responses to and effects of pandemics, epidemics or other health crises;

•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;

•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;

•	changes in the U.S. trade environment, including the imposition of import tariffs;

•	business practices and regulatory compliance of our raw material suppliers;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	volatility of our stock price;

•	our customers’ financial stability, creditworthiness, and debt leverage ratio;

•	our ability to retain key personnel and attract additional qualified personnel;

•	our ability to effectively design, launch, market, and sell new generations of our products and services;

•	our ability to retain, and events affecting, our major customers; and

•	our ability to service our debt;

the other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

Overview

We develop, manufacture and sell products in a solar segment that addresses a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging capabilities, home energy management, grid services and virtual power plants, as well as products in our non-solar businesses including lithium-ion cells, batteries and energy storage systems, which are part of our Energy Storage Segment as well as automation machines ("Automation Machines") and in prior years, we also had product offerings for the e-mobility market. In October 2023, we decided to discontinue our light commercial vehicle ("LCV") e-Mobility activity. The remaining e-mobility activity, which includes PV applications, has been included under the solar segment starting January 1, 2024.

The Company identified two reportable segments: the Solar segment and Energy Storage segment. The Solar segment includes the design, development, manufacturing, and sales of its DC optimized inverter solutions designed to maximize power generation at the PV module level and batteries for PV applications. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform. The Energy Storage segment includes the design, development, manufacturing, and sales of high-energy, high-power, lithium-ion cells and BESS solutions for C&I and Utility markets. The Energy Storage segment provides purpose-built components and solutions, hardware and software, as well as pre and post sales engineering support to design, build, and manage battery and system solutions according to the customer’s use cases and mission profiles. The “All other” category includes the design, development, manufacturing and sales of e-Mobility products and automated machines (in prior periods).

In the third quarter of 2020, we began commercial shipments from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles, as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers worldwide. In May 2022, we opened “Sella 2”,our own manufacturing facility for Li-Ion cells, in Korea. Sella 2 currently has a 2GWh capacity. Sella 2 began producing and shipping cells at the end of 2022 and is expected to gradually increase manufacturing capacity during 2024. In light of the Inflation Reduction Act legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of product with domestic content, as well as by incentivizing local manufacturing of our products, we have begun manufacturing inverters in Texas and are currently establishing additional manufacturing capabilities in Florida for optimizers and inverters. With the ramp up of these new sites and due to a decrease in demand for our products, we have reduced capacity in our manufacturing site in China and discontinued manufacturing of our products in Mexico. As of March 31, 2024, we shipped approximately 126.2 million power optimizers, 5.6 million inverters and 259.6 thousand residential batteries. Over 3.8 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of March 31, 2024, we shipped approximately 53.6 GW of our DC optimized inverter systems and approximately 1.8 GWh of our batteries for PV applications.

Our revenues for the three months ended March 31, 2024 and March 31, 2023 were $204.4 million and $943.9 million, respectively. Gross loss was 12.8% for the three months ended March 31, 2024, compared to gross margin of 31.8% for the three months ended March 31, 2023. Net loss was $157.3 million for the three months ended March 31, 2024, compared to net income of $138.4 million for the three months ended March 31, 2023.

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products in our Solar segment from our direct customers since the second part of the third quarter of 2023. This was a result of slowed market demand in the third quarter of 2023 as distributors began to take actions to reduce inventory levels. In particular, beginning in the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We attribute these cancellations and pushouts to high inventory in the channels and slower than expected installation rates both in the United States and Europe. This trend continued in the following quarters. Additionally, the Company anticipates a continued lower level of revenues in the second quarter of 2024 when compared to the same quarter last year, as the inventory destocking process continues.

Disruptions due to the war in Israel

Due to the war that began on October 7, 2023, approximately 10% of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. About 75% of these employees have returned to work, though recruitments for additional reserve duties may and have reoccurred. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown.

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

	Three months ended March 31,
	2024	2023
Inverters shipped	68,882	329,653
Power optimizers shipped	1,070,987	6,440,683
Megawatts shipped[1]	946	3,608
Megawatts hour shipped - batteries for PV applications	128	221

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

The following table sets forth selected consolidated statements of income (loss) data for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues	204,399	943,889
Cost of revenues	230,586	643,763
Gross profit (loss)	(26,187)	300,126
Operating expenses:
Research and development	75,351	79,873
Sales and marketing	38,911	40,966
General and administrative	30,865	36,567
Other operating expense (income), net	2,391	(1,434)
Total operating expenses	147,518	155,972
Operating income (loss)	(173,705)	144,154
Financial income (expense), net	(7,064)	23,674
Other loss, net	-	(125)
Income (loss) before income taxes	(180,769)	167,703
Tax benefits (income taxes)	(23,754)	29,325
Net loss from equity method investments	296	-
Net income (loss)	(157,311)	138,378

Revenues

	Three Months Ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Revenues	204,399	943,889	(739,490)	(78.3)%

Revenues decreased by $739.5 million, or 78.3%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to (i) a decrease of $614.3 million related to a decrease in the number of inverters and power optimizers sold;  (ii) a decrease of $78.4 million related to the lower number of batteries for PV applications sold, primarily in Europe; and (iii) a decrease of $22.8 million in revenues generated from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity. The overall decrease in revenues was due to the decline in demand that began in the third quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog, from our distributors, which continued into the first quarter of 2024.

Revenues from outside of the U.S. comprised 68.1% of our revenues in the three months ended March 31, 2024, as compared to 72.9% in the three months ended March 31, 2023.

The number of power optimizers recognized as revenues decreased by approximately 5.5 million units, or 83.7%, from approximately 6.5 million units in the three months ended March 31, 2023 to approximately 1.1 million units in the three months ended March 31, 2024. The number of inverters recognized as revenues decreased by approximately 270 thousand units, or 81.2%, from approximately 332 thousand units in the three months ended March 31, 2023 to approximately 62.3 thousand units in the three months ended March 31, 2024. The megawatts hour of batteries for PV applications recognized as revenues decreased by approximately 122.7 megawatts hour, or 56.8% from approximately 216.1 in the three months ended March 31, 2023 to approximately 93.4 megawatts hour in the three months ended March 31, 2024, as a result of lower demand.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding batteries for PV applications is calculated by dividing the solar revenues, excluding revenues from the sale of batteries for PV applications, by the nameplate capacity of inverters shipped. Our blended ASP per watt for solar products decreased by $0.049, or 22%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in blended ASP per watt is mainly attributed to price reduction across our product offerings, a relatively lower number of power optimizers and other solar products shipped compared to the number of inverters shipped, leading to an overall reduction in our ASP per watt as well as due to an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix. This decrease in blended ASP per watt was partially offset by an increase in the sale of products with enhanced capabilities, such as the SolarEdge energy hub inverter, that are characterized with higher ASP per watt.

Our blended ASP per watt/hour for batteries for PV applications is calculated by dividing batteries for PV applications revenues, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by $0.092, or 19.4%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in blended ASP per watt/hour is mainly attributed to price reduction of our batteries for PV applications. This decrease in ASP per watt/hour was partially offset by an increase in the sale of our one-phase battery that is sold at a higher ASP per watt/hour.

Cost of Revenues and Gross Profit (loss)

	Three Months Ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Cost of revenues	230,586	643,763	(413,177)	(64.2)%
Gross profit (loss)	(26,187)	300,126	(326,313)	(108.7)%

Cost of revenues decreased by $413.2 million, or 64.2%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to:

•	a decrease in direct cost of revenues sold of $293.6 million associated primarily with a decrease in the volume of products sold;

•	a decrease in warranty expenses and warranty accruals of $74.8 million associated primarily with a decrease in revenues;

•	a decrease in shipment and logistic costs in an aggregate amount of $39.9 million due to a decrease in volumes shipped and a decrease in expedited shipments costs.

Gross profit as a percentage of revenue decreased from 31.8% in the three months ended March 31, 2023 to gross loss of 12.8% in the three months ended March 31, 2024 primarily due to:

•
price reduction primarily in our batteries for PV applications, a higher portion of our single phase batteries out of our total product mix as well as an increase in the ratio of commercial products compared to residential products, resulting in lower gross margin of approximately 12%;

•	lower absolute fixed and other production related costs, which were divided this quarter by significantly lower revenue, resulting in lower gross margin of approximately 30%.

Operating Expenses:

Research and Development

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Research and development	75,351	79,873	(4,522)	(5.7)%

Research and development costs decreased by $4.5 million or 5.7%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to:

•	a decrease in expenses related to consultants and sub-contractors in an amount of $2.8 million; and

•
a decrease in personnel-related costs of $1.5 million primarily attributed to salaries and benefits expenses, hedging, as well as a decrease in headcount in alignment with our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics, which was partially offset by a one-time restructuring costs.

Sales and Marketing

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Sales and marketing	38,911	40,966	(2,055)	(5.0)%

Sales and marketing expenses decreased by $2.1 million, or 5.0%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to:

•	a decrease of $1.4 million in training-related expenses.

•
a decrease in personnel-related costs of $1.1 million primarily attributed to salaries and benefits expenses, a decrease in headcount in alignment with our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics which was partially offset by a one-time restructuring costs.

General and Administrative

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
General and administrative	30,865	36,567	(5,702)	(15.6)%

General and administrative expenses decreased by $5.7 million, or 15.6%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to:

•	a decrease in expenses related to consultants and sub-contractors in an amount of $3.6 million;

•
a decrease in personnel-related costs of $3.4 million primarily attributed to salaries and benefits expenses, a decrease in headcount in alignment with our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics which was partially offset by a one-time restructuring costs.

These were partially offset by:

•	an increase in expenses related to an accrual for credit losses in an amount of $1.3 million.

Other operating expense (income), net

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Other operating expense (income), net	2,391	(1,434)	3,825	(266.7)%

Other operating expense, net was $2.4 million in the three months ended March 31, 2024 compared to other operating income of $1.4 million in the three months ended March 31, 2023 primarily due to:

•	a decrease of $1.8 million in income related to the sale of property, plant and equipment and other assets.

•	an increase of $1.7 million in impairment of property, plant and equipment.

 Financial income (expense), net

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Financial income (expense), net	(7,064)	23,674	(30,738)	(129.8)%

Financial expense, net, was $7.1 million in the three months ended March 31, 2024, compared to financial income, net, in the amount of $23.7 million in the three months ended March 31, 2023, primarily due to fluctuations in foreign exchange rates between the Euro and the NIS against the U.S. dollar.

Other loss

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Other loss, net	-	(125)	125	(100.0)%

Other loss decreased by $0.1 million, or 100.0%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a decrease in realized loss on marketable securities.

Income taxes (tax benefits)

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Tax benefits (income taxes)	(23,754)	29,325	(53,079)	(181.0)%

Tax benefits was $23.8 million in the three months ended March 31, 2024, compared to income taxes in the amount of $29.3 million in the three months ended March 31, 2023 primarily due to:

•
an increase of $37.9 million in deferred tax income driven by the net operating loss in the current quarter compared to net profit in the comparable period in 2023, as well as the increase of the Preferred Technological Enterprises Tax rate in Israel, This was offset by lower tax benefits relating to stock-based compensation; and

•
a decrease of $15.8 million in current tax expenses mainly related to the decrease in profits before tax in certain jurisdictions, partially offset by an increase in our provision for uncertain tax positions.

Net loss from equity method investments

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Net loss from equity method investments	296	-	296	100.0%

Net loss from equity method investments increased by $0.3 million, or 100% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Net Income (loss)

	Three months ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Net income (loss)	(157,311)	138,378	(295,689)	-213.7%

As a result of the factors discussed above, the net loss was $157.3 million in the three months ended March 31, 2024, compared to net income of $138.4 million in the three months ended March 31, 2023.

Segment analysis

Following the discontinuation of the Critical Power segment in June 2022, we operated in four different operating segments: Solar, Energy Storage, e-Mobility and Automation Machines. In October 2023, we decided to discontinue our LCV e-Mobility activity and the remaining e-Mobility activity is included under the solar segment starting January 1, 2024. We have identified two operating segments as reportable – the Solar and the Energy Storage segments. The other operating segments are insignificant individually, and therefore, their results are presented together under “All other.”

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

	Year ended March 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Solar
Revenues	190,102	908,505	(718,403)	(79.1)%
Segment profit (loss)	(110,383)	206,689	(317,072)	(153.4)%
Energy Storage
Revenues	10,616	9,133	1,483	16.2%
Segment loss	(12,177)	(18,521)	6,344	(34.3)%
All other
Revenues	3,447	26,064	(22,617)	(86.8)%
Segment profit (loss)	55	(4,365)	4,421	(101.3)%
Not allocated to segments
Revenues not allocated to segments	234	187	47	25.1%
Expenses, net not allocated to segments	(51,200)	(39,649)	(11,551)	29.1%

Solar

Solar revenues decreased by $718.4 million, or 79.1%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to (i) a decrease of $614.3 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $78.4 million related to the number of batteries for PV applications sold primarily in Europe; (iii) a decrease of $30.1 million in the amount of ancillary solar products sold. As discussed above, this decrease in revenues was due to high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog from our distributors.

Solar operating loss was $110.4 million, in the three months ended March 31, 2024, as compared to profit of $206.7 million in the three months ended March 31, 2023. This was due to the decrease in revenue of $718.4 million followed by a lesser decrease of $393.3 million in cost of revenues, mainly attributed to fixed and other production related costs. This was partially offset by a decrease of $8.0 million in operating expenses as a result of our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

Energy Storage

Energy Storage revenues increased by $1.5 million, or 16.2%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Energy Storage operating loss decreased by $6.3 million, or 34.3%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in operating loss was primarily due to an increase in revenues followed by a decrease of $1.8 million in cost of revenues and a decrease of $3.1 million in operating expenses primarily due to a decrease in the doubtful debt expenses.

All other

All other segments revenues decreased by $22.6 million, or 86.8%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the discontinuation of the Company’s LCV e-Mobility activity.

All other segments operating profit was $0.1 million in the three months ended March 31, 2024, compared to operating loss of $4.4 million, in the three months ended March 31, 2023. This improvement was mainly due to the discontinuation of our LCV e-Mobility activity.

Not allocated to segments

There were no significant changes in revenues not allocated to segments in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Expenses, net, not allocated to segments increased by $11.6 million, or 29.1%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was mainly due to an increase in costs related to the Restructuring Plan as well as an increase in impairment of property, plant, and equipment, all of which are not assessed by our CODM and therefore not allocated to any of the segments above.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$(217,019)	$7,923
Net cash provided by (used in) investing activities	149,008	(67,780)
Net cash used in financing activities	(50,987)	(5,222)
Decrease in cash and cash equivalents	$(118,998)	$(65,079)

As of March 31, 2024, our cash and cash equivalents were $214.2 million. This amount does not include $734.6 million invested in available-for-sale marketable securities and $1.1 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and any potential future share repurchases. As of March 31, 2024, we have open commitments for capital expenditures in an amount of approximately $33.0 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $484.3 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consist primarily of net income (loss), adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $217.0 million in the three months ended March 31, 2024 as compared to $7.9 million cash provided by operating activities in the three months ended March 31, 2023, mainly due to net loss adjusted for certain non-cash items generated in the three months ended March 31, 2024 as compared to net income adjusted for certain non-cash items in the three months ended March 31, 2023, which was partially offset by lower operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities was $149 million in the three months ended March 31, 2024 as compared to cash used in investing activities of $67.8 million in the three months ended March 31, 2023, primarily driven by an increase of $308 million in proceeds provided by sales and maturities of available-for-sale marketable securities and a decrease of $12 million in purchase of property plant and equipment. This was partially offset by an increase of $90.2 million in investments in available-for-sale marketable securities, a $5.8 million increase in disbursements of loans made by the Company and a $3.3 million increase in cash used in purchase of privately-held companies.

Financing Activities

Financing cash flows consisted primarily of repurchases of our common stock under the share repurchase program, proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash used in financing activities in the three months ended March 31, 2024 increased by $45.8 million compared to the three months ended March 31, 2023, primarily due to a $50.0 million increase in cash used in share repurchases and on account of share repurchases, and a $8 million decrease in proceeds provided by the exercise of stock-based awards. This was partially offset by a decrease of $12.0 million in withholding taxes remitted to the tax authorities related to the exercise of stock-based awards.

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

During the three months ended March 31, 2024, the Company repurchased 505,896 shares of common stock from the open market at an average cost of $65.67 per share for a total of $33.2 million.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as mentioned in Note 1, “General” (if any).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, customer concentrations, interest rates and commodity prices. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Approximately 54.4% and 23.5% of our revenues for the three months ended March 31, 2024, and 2023, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel (“NIS”), Euro, and to a lesser extent, the South Korean Won (“KRW”). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $26.9 million for the three months ended March 31, 2024. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $14.2 million for the three months ended March 31, 2024.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2024, three major customers jointly accounted for approximately 36.9% of our consolidated trade receivables, net balance. As of December 31, 2023, three major customers jointly accounted for approximately 46.8% of our consolidated trade receivables, net balance. For the three months ended March 31, 2024, no major customers contributed more than 10% of our total revenues. For the three months ended March 31, 2023, two major customers jointly accounted for approximately 21.9% of our total revenues.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of March 31, 2024, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 16 – “Commitments and Contingent Liabilities” and Note 22 -- “Subsequent Events” to our condensed consolidated financial statements in this report and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2023. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Disruption to our business operations as a result of war and hostilities in Israel and other conditions in Israel that affect our operations may limit our ability to develop, produce and sell our products.

Our headquarters and research and development center are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in a number of armed conflicts, including recent escalation of the conflict with Iran, and is the target of terrorist activity, including threats from Hezbollah militants in Lebanon, Iranian militia in Syria, and others. The state of hostility disrupts day-to-day civilian activity and negatively affects our business conditions.

Violence between Hamas and Israel started on October 7th when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023 the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Since our headquarters and most of our employees operate from Israel, the state of war has disrupted and is continuing to disrupt our business operations. This situation has impacted the availability of our workforce, as approximately 11% of our workforce in Israel, where we are headquartered, have been called into active reserve duty. Several of our employees who reside close to the southern or northern boarders of Israel have been forced to evacuate their homes and have relocated to temporary housing. Since the education system is partially operating, many of our employees with small children are working from home. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations.

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

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although according to the Israeli Property Tax and Compensation Fund Regulation (Compensation Payment) (War Damage and Indirect Damage), 1973 the Israeli government should compensate physical loss or damage to the said property due to War or Terror risks on actual values, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our full potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

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

In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods and cooperation with Israeli-related entities based on Israel’s military operations in Gaza and Israeli government policies. Any current or future hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, in 2023, the Israeli government announced plans to significantly reduce the Israeli Supreme Court's judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges.. Although the Israeli Supreme Court partially struck down these plans, the current government has vowed to make other changes to law that limit the powers of the Supreme Court. If such government plans are eventually enacted, they may cause operational challenges for us since we are headquartered in Israel and many of our employees are located in Israel.

Political uncertainty may have an adverse impact on our business.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are subject to various legal, compliance and regulatory risks, including with respect to the availability of economic incentives in certain jurisdictions in which we operate. Elections in various countries, including the United States and throughout Europe, may further exacerbate these risks. The lead up to these elections and their outcomes could result in sharp shifts in domestic, economic, and foreign policy approaches or significant changes in, and uncertainty with respect to, legislation and regulation directly affecting us and our business, including tax incentives for the solar industry. Actions taken by new administrations may have an adverse effect on our industry and business, which could result in a material adverse effect on our business, financial condition, results of operations and future growth.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Following are our monthly share repurchases for the first quarter of fiscal year 2024 (in millions except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2024 – January 31, 2024	—	$—	—	$300.0
February 1, 2024 – February 29, 2024	—	—	—	300.0
March 1, 2024 – March 31, 2024	505,896	65.23	505,896	267.0
Total	505,896	$65.23	505,896	$267.0

(1) On November 1, 2023, the Company announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock. The program will expire on December 31, 2024.

(2) All dollar amounts presented exclude the nondeductible 1% excise tax on the net value of certain stock repurchases that was imposed by the Inflation Reduction Act of 2022.

ITEM 3. Defaults upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
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

Date: May 9, 2024

/s/ Zvi Lando
Zvi Lando Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024

/s/ Ronen Faier
Ronen Faier Chief Financial Officer (Principal Financial Officer)