Form 10-Q
period 2024-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2024-08-07
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐     No ☒

As of August 1, 2024, there were 57,299,404 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259,498	$338,468
Marketable securities	430,333	521,570
Trade receivables, net of allowances of $27,626 and $16,400, respectively	295,590	622,425
Inventories, net	1,505,101	1,443,449
Prepaid expenses and other current assets	402,673	378,394
Total current assets	2,893,195	3,304,306
LONG-TERM ASSETS:
Marketable securities	120,260	407,825
Deferred tax assets, net	131,748	80,912
Property, plant and equipment, net	595,623	614,579
Operating lease right-of-use assets, net	53,510	64,167
Intangible assets, net	36,790	35,345
Goodwill	52,042	42,996
Other long-term assets	65,046	37,601
Total long-term assets	1,055,019	1,283,425
Total assets	$3,948,214	$4,587,731

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$134,421	$386,471
Employees and payroll accruals	67,810	76,966
Warranty obligations	169,214	183,047
Deferred revenues and customers advances	28,457	40,836
Accrued expenses and other current liabilities	166,922	205,911
Total current liabilities	566,824	893,231
LONG-TERM LIABILITIES:
Convertible senior notes, net	638,703	627,381
Warranty obligations	321,618	335,197
Deferred revenues	222,557	214,607
Finance lease liabilities	39,244	41,892
Operating lease liabilities	36,838	45,070
Other long-term liabilities	16,241	18,444
Total long-term liabilities	1,275,201	1,282,591
COMMITMENTS AND CONTINGENT LIABILITIES	-	-
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 57,705,386 shares at June 30, 2024 and 57,123,437 shares at December 31, 2023; outstanding: 56,952,022 shares at June 30, 2024 and 57,123,437 shares at December 31, 2023.	6	6
Additional paid-in capital	1,744,411	1,680,622
Treasury stock, at cost; 753,364 shares held	(50,315)	-
Accumulated other comprehensive loss	(77,950)	(46,885)
Retained earnings	490,037	778,166
Total stockholders’ equity	2,106,189	2,411,909
Total liabilities and stockholders’ equity	$3,948,214	$4,587,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$265,405	$991,290	$469,804	$1,935,179
Cost of revenues	276,374	673,985	506,960	1,317,748
Gross profit (loss)	(10,969)	317,305	(37,156)	617,431
Operating expenses:
Research and development	69,276	86,526	144,627	166,399
Sales and marketing	39,978	44,222	78,889	85,188
General and administrative	39,008	36,199	69,873	72,766
Other operating expense (income), net	951	-	3,342	(1,434)
Total operating expenses	149,213	166,947	296,731	322,919
Operating income (loss)	(160,182)	150,358	(333,887)	294,512
Financial income (expense), net	(865)	3,384	(7,929)	27,058
Other income (loss), net	18,551	-	18,551	(125)
Income (loss) before income taxes	(142,496)	153,742	(323,265)	321,445
Tax benefits (income taxes)	12,245	(34,232)	35,999	(63,557)
Net loss from equity method investments	(567)	-	(863)	-
Net income (loss)	$(130,818)	$119,510	$(288,129)	$257,888
Net basic earnings (loss) per share of common stock	$(2.31)	$2.12	$(5.06)	$4.58
Net diluted earnings (loss) per share of common stock	$(2.31)	$2.03	$(5.06)	$4.38
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	56,687,006	56,415,636	56,913,569	56,316,116
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	56,687,006	59,183,666	56,913,569	59,189,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(130,818)	$119,510	$(288,129)	$257,888
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	4	661	1,495	6,838
Cash flow hedges	(1,168)	316	(3,533)	(15)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(7,581)	(1,935)	(20,963)	(12,735)
Foreign currency translation adjustments	(2,594)	730	(8,064)	1,589
Total other comprehensive loss	(11,339)	(228)	(31,065)	(4,323)
Comprehensive income (loss)	$(142,157)	$119,282	$(319,194)	$253,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

			Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total
	Common stock
	Number	Amount
Balance as of January 1, 2024	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	175,254	*-	13	-	-	-	13
Stock based compensation	-	-	38,888	-	-	-	38,888
Repurchase of common stock	(505,896)	*-	-	(33,222)	-	-	(33,222)
Other comprehensive loss adjustments	-	-	-	-	(19,726)	-	(19,726)
Net loss	-	-	-	-	-	(157,311)	(157,311)
Balance as of March 31, 2024	56,792,795	$6	$1,719,523	$(33,222)	$(66,611)	$620,855	$2,240,551
Issuance of common stock upon exercise of stock-based awards	161,549	*-	13	-	-	-	13
Issuance of common stock under employee stock purchase plan	245,146	*-	10,208	-	-	-	10,208
Stock based compensation	-	-	39,897	-	-	-	39,897
Repurchase of common stock	(247,468)	*-	-	(17,093)	-	-	(17,093)
Capped call transactions related to notes 2029	-	-	(25,230)	-	-	-	(25,230)
Other comprehensive loss adjustments	-	-	-	-	(11,339)	-	(11,339)
Net loss	-	-	-	-	-	(130,818)	(130,818)
Balance as of June 30, 2024	56,952,022	$6	$1,744,411	$(50,315)	$(77,950)	$490,037	$2,106,189

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

			Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
	Common stock
	Number	Amount
Balance as of January 1, 2023	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	209,760	*-	75	-	-	75
Stock based compensation	-	-	40,070	-	-	40,070
Other comprehensive loss adjustments	-	-	-	(4,095)	-	(4,095)
Net income	-	-	-	-	138,378	138,378
Balance as of March 31, 2023	56,343,164	$6	$1,545,777	$(77,204)	$882,215	$2,350,794
Issuance of common stock upon exercise of stock-based awards	171,682	*-	89	-	-	89
Issuance of common stock under employee stock purchase plan	41,494	*-	10,046	-	-	10,046
Stock based compensation	-	-	39,978	-	-	39,978
Other comprehensive loss adjustments	-	-	-	(228)	-	(228)
Net income	-	-	-	-	119,510	119,510
Balance as of June 30, 2023	56,556,340	$6	$1,595,890	$(77,432)	$1,001,725	$2,520,189

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(288,129)	$257,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,430	26,725
Stock-based compensation expenses	76,177	78,200
Deferred income taxes, net	(50,843)	(7,636)
Gain from repurchasing of convertible notes	(15,455)	-
Loss (gain) from exchange rate fluctuations	10,499	(23,214)
Other items	3,340	4,783
Changes in assets and liabilities:
Trade receivables, net	317,574	(235,086)
Inventories, net	(58,764)	(246,193)
Prepaid expenses and other assets	2,486	(33,285)
Right-of-use assets	11,392	8,004
Trade payables, net	(245,612)	(22,304)
Warranty obligations	(27,178)	103,524
Deferred revenues and customers advances	(4,028)	17,222
Operating lease liabilities	(11,042)	(7,928)
Accrued expenses and other liabilities, net	(12,638)	(1,488)
Net cash used in operating activities	(261,791)	(80,788)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(155,334)	(124,138)
Proceeds from maturities of available-for-sale marketable securities	480,727	84,006
Proceeds from sales of available-for-sale marketable securities	51,918	2,807
Purchase of property, plant and equipment	(48,535)	(84,075)
Business combinations, net of cash acquired	(11,662)	(16,653)
Purchase of intangible assets	(10,000)	(10,000)
Disbursements for loans receivables	(37,500)	-
Investment in privately-held companies	(25,650)	(6,750)
Other investing activities	(740)	10,349
Net cash provided by (used in) investing activities	$243,224	$(144,454)

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Repurchase of common stock	$(50,015)	$-
Partial repurchase of Notes 2025	(267,900)	-
Proceeds from issuance of Notes 2029, net of issuance costs	293,625	-
Capped call transactions related to Notes 2029	(25,230)	-
Tax withholding in connection with stock-based awards, net	75	(8,811)
Other financing activities	(1,239)	(1,330)
Net cash used in financing activities	(50,684)	(10,141)

Effect of exchange rate differences on cash and cash equivalents	(9,719)	10,015

Decrease in cash and cash equivalents	(78,970)	(225,368)
Cash and cash equivalents at the beginning of the period	338,468	783,112
Cash and cash equivalents at the end of the period	$259,498	$557,744

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$-	$11,245
Right-of-use asset recognized with a corresponding lease liability	$1,505	$12,063
Purchase of property, plant and equipment	$5,968	$16,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL

a.
SolarEdge Technologies Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of Maximum Power Point individually per module, (ii) inverters which invert direct current ("DC") from the PV module to alternating current ("AC") including the Company’s future ready Energy Hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup capabilities, and optional connection to the Company's smart EV charger, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) batteries for PV applications that are used to increase energy independence and maximize self-consumption for PV system's owners including a battery and (v) additional smart energy management solutions.

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

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

e.
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2024, and close to the issuance date of the convertible Notes 2029, although the Company's share price deteriorated and albeit the slowdown in the Company's operations, the Company determined that no impairment was recorded. In addition to other events and circumstances, the Company believes that it is reasonably possible to estimate that the undiscounted cash flows may change in the near term and could result in the impairment of those long-lived assets to fair value. The Company's estimate of cash flows may change in the near future because of the losses incurred by the group's assets related to the Solar and Energy Storage segments due to high inventory levels in the channels which leads to slower than expected sales.

f.	Concentrations of supply risks:

The Company depends on two contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of June 30, 2024 one of our contract manufacturer accounts for 12.9% of the Company’s total trade payables, net.

As of December 31, 2023, two contract manufacturers collectively accounted for 58.5% of the Company’s total trade payables, net.

The Company's own manufacturing facility, Sella 1, located in the North of Israel, is primarily used in the Company's Solar segment operations. Additionally, Sella 2, a Company owned manufacturing facility in South Korea, together with a smaller Company owned facility, are used for the Energy Storage segment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

g.	New accounting standards updates:

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Additional segment reporting information required by ASU 2023-07 includes: disclosing the title and position of the individual or the name of the group or committee identified as the CODM, provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually, and additional disclosures regarding significant segment expenses. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 2:       BUSINESS COMBINATIONS

In January 2023, the Company completed an investment of $5,500 in the common stock of Weev Energy B.F. Ltd., ("Wevo"), an Israel-based software startup, specializing in EV charging optimization and management for sites with large quantities of EV chargers, which represented 34.8% of Wevo's outstanding shares. Wevo's solution will also be part of the SolarEdge ONE energy optimization system for the Commercial and Industrial ("C&I") segment, designed to offer SolarEdge customers a single energy optimization solution that orchestrates and integrates between on-site solar generation, battery storage and large-scale EV charging.

On April 1, 2024, the Company completed the acquisition of all remaining outstanding shares of Wevo for approximately $13,331 in cash.

Pursuant to ASC 805, "Business Combination", the Company accounted for the Wevo acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Wevo, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes the fair values recognized for the assets acquired and the liabilities assumed were based on reasonable estimates and assumptions.

From the initial investment through to the purchase of all remaining shares, the Company's share of net losses were $646.

The Company determined that the acquisition date fair value of the original investment on April 1, 2024 was $5,979, resulting in a gain of $1,125.

The following table summarizes the preliminary fair values estimation of assets acquired and liabilities assumed as of the date of the acquisition:

	Amount	Weighted Average Useful Life (In years)
Cash	$2,914
Net liabilities assumed	(903)
Identified intangible assets:
Technology	4,049	7
Customer relationships	1,241	1
Trade name	665	2
Goodwill	11,344
Total	$19,310

Acquisition costs were immaterial and are included in general and administrative expenses in the consolidated statements of income (loss).

Goodwill generated from this acquisition was primarily attributable to expected post-acquisition synergies from combining Wevo's platform with the Company's product offering to its commercial and industrial customers. All of the Goodwill was assigned to the Solar segment (see Note 23). Goodwill is not deductible for tax purposes. The fair values of technology, customer relationships and trade name were derived by applying the multi-period excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed were based on management's estimates and assumptions.

The results of Wevo have been included in the Company's consolidated statements of income (loss) since its acquisition date and are not material. Pro forma financial information has not been presented because the impact of the acquisition was not material to the Company's statement of income (loss).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVESTMENTS IN PRIVATELY-HELD COMPANIES

In January 2024, the Company completed an investment of $6,075 in the preferred stock of Ivy Energy, Inc, ("Ivy"), a privately-held U.S. company. The Company accounted for the Ivy investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $6,075 as of June 30, 2024.

As of March 2024, the Company completed an investment of $5,000 in the preferred stock of Stardust Solution, Inc, ("Stardust"), a privately-held U.S. company. The Company accounted for the Stardust investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $5,000 as of June 30, 2024.

In April 2024, the Company completed an investment of approximately $17,000 in the preferred stock of Ampeers Energy GmbH ("Ampeers"), a privately-held German company, which represented 28.23% of Ampeers' outstanding shares.

The Company accounted for its investment in Ampeers using the equity method of accounting. Under this method, the investment, which was initially recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee as they occur, rather than when dividends or other distributions are received. The Company's share of net losses in the three and six months ended June 30, 2024 were $567.

Investments in privately-held companies are included within other long-term assets in the condensed consolidated balance sheets. As of June 30, 2024, the carrying value of investments in privately-held companies was $27,405.

There were no impairment charges for the three and six months ended June 30, 2024 and 2023 associated with this equity method investment.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 4:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of June 30, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$413,866	$111	$(4,007)	$409,970
U.S. Treasury securities	9,289	-	(38)	9,251
U.S. Government agency securities	6,453	2	(13)	6,442
Non-U.S. Government securities	4,710	-	(40)	4,670
	434,318	113	(4,098)	430,333
Matures after one year:
Corporate bonds	78,924	248	(674)	78,498
U.S. Government agency securities	38,647	6	(98)	38,555
Non-U.S. Government securities	3,179	28	-	3,207
	120,750	282	(772)	120,260
Total	$555,068	$395	$(4,870)	$550,593

The following is a summary of available-for-sale marketable securities as of December 31, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$487,083	$679	$(5,942)	$481,820
U.S. Treasury securities	15,324	-	(63)	15,261
U.S. Government agency securities	8,787	11	(3)	8,795
Non-U.S. Government securities	15,161	673	(140)	15,694
	526,355	1,363	(6,148)	521,570
Matures after one year:
Corporate bonds	342,223	1,902	(4,444)	339,681
U.S. Treasury securities	2,430	-	(22)	2,408
U.S. Government agency securities	44,100	107	(121)	44,086
Non-U.S. Government securities	20,488	1,162	-	21,650
	409,241	3,171	(4,587)	407,825
Total	$935,596	$4,534	$(10,735)	$929,395

Proceeds from sales of available-for-sale marketable securities during the three months ended June 30, 2024 were $51,918 which led to realized gains of $1,970.

Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2024 and 2023 were $51,918 and $2,807, which led to realized gains of $1,970 and losses of $125, respectively.

The Company did not sell any available-for-sale marketable securities during the three months ended June 30, 2023.

As of June 30, 2024, and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 5:       INVENTORIES, NET

	June 30, 2024	December 31, 2023
Raw materials	$307,487	$340,604
Work in process	19,361	20,885
Finished goods	1,178,253	1,081,960
Total inventories, net	$1,505,101	$1,443,449

NOTE 6:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023
Government authorities	202,806	167,221
Vendor non-trade receivables[1]	65,650	102,991
Loan receivables[2]	82,297	55,418
Prepayments	33,807	29,578
Other	18,113	23,186
Total prepaid expenses and other current assets	$402,673	$378,394

1 Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

2 Loan receivables are loans to third parties. The loan repayments are expected on a monthly or annual basis as per the contractual terms of each loan agreement. The loan is measured at its amortized cost and is subjected to the Company's credit risk policy. The loans bear interest that represent market interest rate. As of June 30, 2024, the Company's provision for credit loss was $11,578 which was recorded under Financial income (expense), net. The amortized cost of the loan receivable approximates its fair value as of June 30, 2024. As of June 30, 2024 and December 31, 2023 the balance includes a loan granted to the Company’s customer at the amount of $80,000 and 43,000, respectively. Considering the loan amount the customer balance would potentially expose the Company to a concentration of credit risk.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 7:       INTANGIBLE ASSETS, NET

Acquired intangible assets consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Intangible assets with finite lives:
Technology	$29,676	$26,990
Customer relationships	4,233	3,193
Trade names	1,284	624
Assembled workforce	3,575	3,575
Patents and licenses	22,000	22,000
Gross intangible assets	60,768	56,382
Less - accumulated amortization	(23,978)	(21,037)
Total intangible assets, net	$36,790	$35,345

For the three months ended June 30, 2024 and 2023, the Company recorded amortization expenses related to intangible assets in the amount of $2,032 and $1,820, respectively.

For the six months ended June 30, 2024 and 2023, the Company recorded amortization expenses related to intangible assets in the amount of $3,929 and $3,238, respectively.

Expected future amortization expenses of intangible assets as of June 30, 2024 are as follows:

2024	$4,789
2025	7,539
2026	6,413
2027	4,312
2028	3,443
2029 and thereafter	10,294
$36,790

NOTE 8:       GOODWILL

Changes in the carrying amount of goodwill for the period ended June 30, 2024 were as follows:

	Solar	Energy Storage	Total
Goodwill at December 31, 2023	$40,632	$2,364	$42,996
Changes during the year:
Acquisitions	11,344	-	11,344
Foreign currency adjustments	(2,127)	(171)	(2,298)
Goodwill at June 30, 2024	$49,849	$2,193	$52,042

As of June 30, 2024 and December 31, 2023 there were $90,104 accumulated goodwill impairment losses.

NOTE 9:       OTHER LONG TERM ASSETS

	June 30, 2024	December 31, 2023
Cloud computing arrangements	$21,213	$13,666
Severance pay fund	9,625	9,241
Investments in privately held companies	27,405	7,650
Prepaid expenses and other	6,803	7,044
Total other long term assets	$65,046	$37,601

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 10:     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the six months ended June 30, 2024, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of June 30, 2024, the Company entered into put and call options to sell U.S. dollars (“USD”) for NIS in the amount of NIS 115 million.

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

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	June 30, 2024	December 31, 2023
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$463	$4,477
Non-designated hedges	Prepaid expenses and other current assets	-	410
Total derivative assets		$463	$4,887

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Affected line item	2024	2023	2024	2023
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Income (loss) - Financial income (expense), net	$191	$-	$802	$-
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Income (loss) - Cash flow hedges	$(1,019)	$(2,091)	$(2,557)	$(4,148)

See Note 18 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 11:     FAIR VALUE MEASUREMENTS

In accordance with ASC 820, "Fair Value Measurement", the Company measures its cash equivalents and marketable securities, at fair value using the market approach valuation technique. Cash and cash equivalents are classified within Level 1 because these assets are valued using quoted market prices. Marketable securities and foreign currency derivative contracts are classified within level 2 due to these assets being valued by alternative pricing sources and models utilizing market observable inputs.

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash	Level 1	$254,220	$309,521
Money market mutual funds	Level 1	$562	$22,311
Deposits	Level 1	$4,716	$6,636
Derivative instruments	Level 2	$463	$4,887
Short-term marketable securities:
Corporate bonds	Level 2	$409,970	$481,820
U.S. Treasury securities	Level 2	$9,251	$15,261
U.S. Government agency securities	Level 2	6,442	8,795
Non-U.S. Government securities	Level 2	$4,670	$15,694
Long-term marketable securities:
Corporate bonds	Level 2	$78,498	$339,681
U.S. Treasury securities	Level 2	$-	$2,408
U.S. Government agency securities	Level 2	38,555	44,086
Non-U.S. Government securities	Level 2	$3,207	$21,650

NOTE 12:     WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, at the beginning of the period	$502,499	$442,971	$518,244	$385,057
Accruals for warranty during the period	12,492	72,108	31,339	154,948
Changes in estimates	9,204	6,703	9,310	10,068
Settlements	(33,363)	(33,195)	(68,061)	(61,486)
Balance, at end of the period	490,832	488,587	490,832	488,587
Less current portion	(169,214)	(146,150)	(169,214)	(146,150)
Long term portion	$321,618	$342,437	$321,618	$342,437

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, at the beginning of the period	$254,616	$224,424	$255,443	$213,577
Revenue recognized	(25,359)	(19,000)	(33,790)	(21,990)
Increase in deferred revenues and customer advances	21,757	27,404	29,361	41,241
Balance, at the end of the period	251,014	232,828	251,014	232,828
Less current portion	(28,457)	(28,135)	(28,457)	(28,135)
Long term portion	$222,557	$204,693	$222,557	$204,693

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024:

2024	$21,373
2025	14,020
2026	13,653
2027	11,559
2028	10,808
Thereafter	179,601
Total deferred revenues	$251,014

NOTE 14:     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2024	December 31, 2023
Accrued expenses	$98,758	$142,130
Government authorities	37,473	34,309
Operating lease liabilities	14,330	17,704
Accrual for sales incentives	10,567	5,862
Other	5,794	5,906
Total accrued expenses and other current liabilities	$166,922	$205,911

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes, due 2025 (the “Notes 2025”). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 do not bear regular interest and mature on September 15, 2025, unless earlier repurchased or converted in accordance with their terms. The Notes 2025 are general senior unsecured obligations of the Company. Holders may convert their Notes 2025 prior to the close of business on the business day immediately preceding June 15, 2025 in multiples of $1 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business-day period after any five consecutive trading day period in which the trading price per $1 principal amount of the Notes 2025 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the Indenture. In addition, holders may convert their Notes 2025, in multiples of $1 principal amount, at their option at any time beginning on or after June 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes 2025, without regard to the foregoing circumstances. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1 principal amount of Notes 2025, which is equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes 2025 may require the Company to repurchase all or a portion of their Notes 2025, in multiples of $1 principal amounts, at a repurchase price of 100% of the principal amount of the Notes 2025, plus any accrued and unpaid special interest to, but excluding the fundamental change repurchase date. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the Notes 2025 may be increased.

On June 28, 2024, the Company sold an aggregate principal amount of $300,000 of its 2.25% convertible senior notes, due 2029 (the “Notes 2029”). The Notes 2029 were sold pursuant to an indenture, dated June 28, 2024 (the “Indenture 2029”), between the Company and U.S. Bank National Association, as trustee. The Notes 2029 will bear interest at a rate of 2.25% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Notes 2029 mature on July 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes 2029 are general senior unsecured obligations of the Company. Holders may convert their Notes 2029 at any time prior to the close of business on the business day immediately preceding April 1, 2029 in multiples of $1 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1 principal amount of the Notes 2029 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or if the Company provides a notice of redemption as described in the Indenture 2029. In addition, holders may convert their Notes 2029, in multiples of $1 principal amount, at their option at any time beginning on or after April 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes 2029, without regard to the foregoing circumstances. The initial conversion rate for the Notes 2029 is 29.1375 shares of common stock per $1 principal amount of Notes 2029, which is equivalent to an initial conversion price of approximately $34.32 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture 2029.

Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

In addition, upon the occurrence of a fundamental change (as defined in the Indenture 2029), holders of the Notes 2029 may require the Company to repurchase all or a portion of their Notes 2029, in multiples of $1 principal amounts, at a repurchase price of 100% of the principal amount of the Notes 2029, plus any accrued and unpaid interest, if any, to, but not including, the repurchase date. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the Notes 2029 may be increased.

The Notes 2029 are not redeemable prior to July 6, 2027. On or after July 6, 2027, the Company may redeem the Notes 2029 at its option if the last reported sale price of the common stock has been at least 130% of the conversion price, then in effect, for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The net proceeds from the offering of the Notes were approximately $293.2 million, after deducting fees and estimated expenses. Separately, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25.2 million of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267.9 million of the net proceeds from this offering to repurchase $285.0 million principal amount of its Notes 2025. The Company recorded under other income a gain of 15,456 from the repurchase of Notes 2025.

The Company accounts for the Notes 2029 at amortized cost, as a single unit of account on the balance sheet. The carrying value of the liability is represented by the face amount of the Notes 2029, less debt issuance costs, adjusted for any amortization of issuance costs. Issuance costs are being amortized as interest expense over the term of the Notes 2029, using the effective interest rate method.

The capped call transactions are expected generally to reduce the potential dilution to the common stock upon any conversion of the Notes 2029 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes 2029, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions. The strike price initially corresponds to the conversion price of the Notes and is subject to customary anti-dilution adjustments. If, however, the market price per share of common stock exceeds $48.84, the initial cap price of the capped call transactions, there would nevertheless be unmitigated dilution and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price. The cap price is subject to certain customary adjustments under the terms of the capped call transactions.

The capped call transactions are considered a freestanding instrument as they were entered into separately and apart from Notes 2029. In addition, the conversion or redemption of the Notes 2029 would not automatically result in the exercise of the capped call.

As the capped call transactions are indexed to the Company's common stock, they were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets.

The convertible senior notes consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Notes 2025
Principal	$347,500	$632,500
Unamortized issuance costs	(2,005)	(5,119)
Net carrying amount Notes 2025	345,495	627,381
Notes 2029
Principal	300,000	-
Unamortized issuance costs	(6,792)	-
Net carrying amount Notes 2029	293,208	-

Total notes carrying amount	$638,703	$627,381

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Costs relates to the Notes for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Notes 2025
Debt issuance cost	$736	$732	$1,470	$1,463
Notes 2029
Debt issuance cost	$7	$-	$7	$-
Contractual interest expense	$37	$-	$37	$-

As of June 30, 2024, the unamortized issuance costs of the Notes 2025 and Notes 2029 will be amortized over the remaining term of approximately 1.2 and 5 years, respectively.

The annual effective interest rate of Notes 2025 and Notes 2029 is 0.47%. and 2.62%, respectively.

As of June 30, 2024, the estimated fair value of Notes 2025 and Notes 2029, which the Company has classified as Level 2 financial instruments, is $316,746 and $287,880, respectively. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2024, the if-converted value of the Notes 2025 and Notes 2029 did not exceed the principal amount.

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

b. Equity Incentive Plans:

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of June 30, 2024, a total of 23,709,926 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 12,570,551 shares are still available for future grants.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of June 30, 2024, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Exercised	(5,920)	4.38	-	360
Outstanding as of June 30, 2024	311,496	$54.31	3.62	$1,314
Vested and expected to vest as of June 30, 2024	311,402	$54.23	3.62	$1,314
Exercisable as of June 30, 2024	307,839	$51.26	3.59	$1,314

The intrinsic value is the amount by which the closing price of the Company’s common stock on June 30, 2024 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2023	1,860,286	$182.52
Granted	1,401,181	51.09
Vested	(323,024)	209.53
Forfeited	(145,169)	201.70
Unvested as of June 30, 2024	2,793,274	$112.47

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2023	74,415	$302.58
Granted	81,249	99.13
Vested	(7,859)	298.93
Forfeited	(8,836)	288.77
Unvested as of June 30, 2024	138,969	$184.72

c. Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of June 30, 2024, a total of 4,638,023 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of June 30, 2024, 1,183,310 shares of common stock have been purchased under the ESPP.

As of June 30, 2024, 3,454,713 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

d. Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income (loss) for the three and six months ended June 30, 2024, and 2023, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expenses:
Cost of revenues	$6,218	$5,923	$12,186	$11,850
Research and development	17,639	17,272	34,778	34,481
Selling and marketing	8,149	7,822	16,060	15,901
General and administrative	6,565	7,948	13,153	15,968
Total stock-based compensation expenses	$38,571	$38,965	$76,177	$78,200

Stock-based compensation capitalized:
Inventory	$861	$606	$1,665	$1,011
Other long-term assets	465	407	943	837
Total stock-based compensation capitalized	$1,326	$1,013	$2,608	$1,848

The total tax benefit associated with stock-based compensation for the three months ended June 30, 2024 and 2023 was $4,744 and $4,102, respectively. The tax benefit realized from stock-based compensation for the three months ended June 30, 2024, and 2023 was $1,283 and $2,619, respectively.

The total tax benefit associated with stock-based compensation for the six months ended June 30, 2024, and 2023 was $10,110 and $8,298, respectively. The tax benefit realized from stock-based compensation for the six months ended June 30, 2024, and 2023 was $2,624 and $5,461, respectively.

As of June 30, 2024, there were total unrecognized compensation expenses in the amount of $314,604 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from July 1, 2024, through May 31, 2028.

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

During the six months ended June 30, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.79 per share for a total of $50,315.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:       COMMITMENTS AND CONTINGENT LIABILITIES

a. Guarantees:

As of June 30, 2024, contingent liabilities exist regarding guarantees in the amounts of $10,526, and $1,954 in respect of office rent lease agreements and other transactions, respectively.

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

As of June 30, 2024, the Company had non-cancellable purchase obligations totaling approximately $404,149, out of which the Company recorded a provision for loss in the amount of $23,358.

As of June 30, 2024, the Company had contractual obligations for capital expenditures totaling approximately $23,875. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

On March 15, 2024, Abdul Hirani (“Hirani”) filed a purported derivative complaint in the United States District Court for the Southern District of New York against certain current and former Company executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne (collectively, “Defendants”). The Hirani complaint makes largely the same allegations as those in the Consolidated Securities Litigation described below, namely, that the Company failed to disclose information about its inventory in Europe and cancellation rates from European distributors, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings. On June 10, 2024, Jonathan Blaufarb (“Blaufarb”) filed a second purported derivative complaint in the United States District Court for the Southern District of New York against the same Defendants as those named in the Hirani Complaint. The Blaufarb complaints makes largely the same allegations as well. It also pleads the same counts as those in the Hirani complaint, as well as additional counts for abuse of control and gross mismanagement.  Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case. The parties have until September 10, 2024 to file a proposed case schedule.

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and punitively on behalf of all others similarly situated, in the U.S. District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On February 7, 2024, the Court consolidated the two actions (the "Consolidated Securities Litigation"), and appointed co-lead plaintiffs (the "Plaintiffs") and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint makes substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”).  The Plaintiffs have until August 26, 2024 to file their opposition to the Motion, and defendants will have three weeks thereafter to file a reply brief in support of their Motion. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

In August 2019, the Company was served with a lawsuit filed in the civil courts of Milan, Italy against the Italian subsidiary of SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility in the tender offer that followed the SolarEdge e-Mobility Acquisition by certain former shareholders of SolarEdge e-Mobility who tendered their shares. The lawsuit asked for damages of approximately $3,000, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. In December 2023, the court of Milan, rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, (i.e. 0.44 euros per share) for a total payment of approximately $1,700, which consists, in addition to the shareholders' compensation, legal expenses, court fees, VAT, and CPA expenses per local law. The Company filed an appeal to this decision on May 30, 2024 in the Court of Appeals of Milan, First Civil Chamber.

As of June 30, 2024, the Company recorded an accrual of $2,154 for legal claims which was recorded under accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 18:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(3,469)	$(19,272)	$(4,960)	$(25,449)
Revaluation	1,873	793	3,733	8,363
Tax on revaluation	(400)	(132)	(769)	(1,603)
Other comprehensive income before reclassifications	1,473	661	2,964	6,760
Reclassification	(1,970)	-	(1,970)	107
Tax on reclassification	501	-	501	(29)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(1,469)	-	(1,469)	78
Net current period other comprehensive income	4	661	1,495	6,838
Ending balance	$(3,465)	$(18,611)	$(3,465)	$(18,611)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$1,575	$(2,092)	$3,940	$(1,761)
Revaluation	(1,158)	(2,229)	(2,906)	(4,425)
Tax on revaluation	139	138	349	277
Other comprehensive loss before reclassifications	(1,019)	(2,091)	(2,557)	(4,148)
Reclassification	(170)	2,566	(1,109)	4,406
Tax on reclassification	21	(159)	133	(273)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(149)	2,407	(976)	4,133
Net current period other comprehensive income (loss)	(1,168)	316	(3,533)	(15)
Ending balance	$407	$(1,776)	$407	$(1,776)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(56,717)	$(48,760)	$(43,335)	$(37,960)
Revaluation	(7,581)	(1,935)	(20,963)	(12,735)
Ending balance	$(64,298)	$(50,695)	$(64,298)	$(50,695)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(8,000)	$(7,080)	$(2,530)	$(7,939)
Revaluation	(2,594)	730	(8,064)	1,589
Ending balance	$(10,594)	$(6,350)	$(10,594)	$(6,350)
Total	$(77,950)	$(77,432)	$(77,950)	$(77,432)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassification out of "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Income
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale marketable securities
	$1,970	$-	$1,970	$(107)	Financial income (expense), net
	(501)	-	(501)	29	Tax benefits (income taxes)
	$1,469	$-	$1,469	$(78)	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	20	(303)	126	(515)	Cost of revenues
	98	(1,521)	662	(2,650)	Research and development
	23	(310)	145	(535)	Sales and marketing
	29	(432)	176	(706)	General and administrative
	$170	$(2,566)	$1,109	$(4,406)	Total, before income taxes
	(21)	159	(133)	273	Tax benefits (income taxes)
	149	(2,407)	976	(4,133)	Total, net of income taxes
Total reclassifications for the period	$1,618	$(2,407)	$2,445	$(4,211)

NOTE 19:       OTHER OPERATING EXPENSE (INCOME)

The following table presents the expenses (income) recorded in the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Impairment of property, plant and equipment	$-	$-	$1,732	$-
Loss (gain) from sales and disposal of assets	1,424	-	2,482	(1,434)
Legal settlements and contingencies	-	-	(399)	-
Other	(473)	-	(473)	-
Total other operating expense (income), net	$951	$-	$3,342	$(1,434)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20:       RESTRUCTURING AND OTHER EXIT ACTIVITIES

On January 21, 2024, the Company announced the adoption of a restructuring plan in response to challenging industry conditions (the “Restructuring Plan”). Under the Restructuring Plan, the Company reduced its headcount by approximately 16% over the first half of 2024 in an involuntary workforce reduction. The adoption of the Restructuring Plan follows the Company’s previous measures taken to align with current market conditions, including termination of manufacturing in Mexico, reduction of manufacturing capacity in China, and discontinuation of the Company’s light commercial vehicle e-mobility activity.

Restructuring and other exit charges for the three months ended June 30, 2024, by segment and type of cost were as follows:

	Solar		e-Mobility
	Employee termination costs	Contract termination and other	Inventory write- down	Contract termination and other	Total
Cost of revenues	$247	$4,272	$98	$(855)	$3,762
Research and development	-	248	-	-	248
Sales and marketing	-	-	-	-	-
General and administrative	-	118	-	-	118
Total	$247	$4,638	$98	$(855)	$4,128

Restructuring and other exit charges for the six months ended June 30, 2024, by segment and type of cost were as follows:

	Solar		e-Mobility
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Contract termination and other	Total
Cost of revenues	$1,054	$9,287	$(200)	$(136)	$(855)	$9,150
Research and development	2,913	248	-	-	-	3,161
Sales and marketing	645	-	(4)	-	-	641
General and administrative	385	118	(43)	-	-	460
Total	$4,997	$9,653	$(247)	$(136)	$(855)	$13,412

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Inventory write-down [1]	Contract termination and other
Balance as of December 31, 2023	$2,373	$27,774	$30,393
Charges	4,750	(136)	8,798
Cash payments	(6,857)	-	(12,091)
Non-cash utilization and other	(266)	(6,732)	(2,340)
Balance as of June 30, 2024	$-	$20,906	$24,760

1 Inventory write-down is included under Inventories, net on the balance sheet.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 21:       INCOME TAXES

For the three months ended June 30, 2024, the Company reported tax benefits and an effective tax rate of 8.6%, compared to the three months ended June 30, 2023, where the Company reported income taxes and an effective tax rate of 22.3%.

For the six months ended June 30, 2024, the Company reported tax benefits and an effective tax rate of 11.1%, compared to the six months ended June 30, 2023, where the Company reported income taxes and an effective tax rate of 19.8%.

The change in effective tax rate in the three and six months ended June 30, 2024 compared to the corresponding period in 2023 is primarily attributable to the fact that the pre-tax loss for the quarter was in jurisdictions where the Company is either subject to a lower tax rate or where we do not anticipate a future tax benefit.

As of June 30, 2024, and December 31, 2023, unrecognized tax benefits were valued at $20,152 and $15,908, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest as of June 30, 2024 and December 31, 2023 were $5,345 and $2,927, respectively.

As of June 30, 2024 the deferred tax asset related to stock based compensation was $33,934. Given the decrease in the Company's stock price, it is possible that the actual value of the stock based awards will be less than the grant date fair value awards, resulting in a possible write-off of the deferred tax asset.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is expected to impact our business and operations. As part of such incentives, the IRA will, among other things, extend the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of significant tax credits for qualifying energy projects, and Advanced Manufacturing Production Tax Credits ("AMPTC") for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems. The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In the three and six months ended June 30, 2024, the Company manufactured and sold products that entitle it to $15,161 and $30,121 of AMPTCs, respectively, which were recorded as a reduction in of cost of revenues. As of June 30, 2024 and December 31, 2023 benefits from AMPTCs of $36,141 and $6,020, respectively, were recorded as a tax prepayment within prepayment and other current assets. The implementation of the new incentive rules is complex and further guidance by the U.S. Treasury on these rules is still pending.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 22:       EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS:
Numerator:
Net income (loss)	$(130,818)	$119,510	$(288,129)	$257,888
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	56,687,006	56,415,636	56,913,569	56,316,116
Diluted EPS
Numerator:
Net income (loss) attributable to common stock, basic	$(130,818)	$119,510	$(288,129)	$257,888
Notes due 2025	-	536	-	1,072
Net income (loss) attributable to common stock, diluted	$(130,818)	$120,046	$(288,129)	$258,960
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	56,687,006	56,415,636	56,913,569	56,316,116
Notes due 2025	-	2,276,818	-	2,276,818
Effect of stock-based awards	-	491,212	-	596,368
Shares used in computing net earnings (loss) per share of common stock, diluted	56,687,006	59,183,666	56,913,569	59,189,302
Earnings (loss) per share:
Basic	$(2.31)	$2.12	$(5.06)	$4.58
Diluted	$(2.31)	$2.03	$(5.06)	$4.38

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based awards	1,786,999	211,635	1,807,014	201,987
Notes 2025	2,254,270	-	2,265,544	-
Notes 2029[1]	192,116	-	96,058	-
Total shares excluded	4,233,385	211,635	4,168,616	201,987

1 In conjunction with the issuance of the Notes 2029 in June 2024, the Company used approximately $25.2 million of the net proceeds from this offering to pay the cost of the capped call transactions. In accordance with FASB ASC 260, antidilutive contracts, such as purchased put options and purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transaction is excluded from our computation of diluted net income (loss) per share.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 23:       SEGMENT INFORMATION

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

The Company identified two operating segments as reportable, the Solar segment and the Energy Storage segment. The other operating segments are insignificant individually and therefore their results are presented together under “All other”.

The Solar segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and batteries for PV applications. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries, energy management solutions, and cloud‑based monitoring platform.

The Energy Storage segment includes the design, development, manufacturing, and sales of high-energy, high-power, lithium-ion cells and racks and containerized battery systems for commercial and industrial ("C&I") and utility markets. The Energy Storage segment provides purpose-built components and solutions, hardware and software, as well as pre and post sales engineering support to design, build, and manage battery and system solutions according to the customer’s use cases and mission profiles.

The “All other” category includes automated machines and e-Mobility (in prior periods).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following tables present information on reportable segments profit (loss) for the period presented:

	Solar	Energy Storage	All other
Three Months Ended June 30, 2024
Revenues	$241,243	$21,444	$2,472
Cost of revenues	238,134	24,956	1,599
Gross profit (loss)	3,109	(3,512)	873
Research and development	46,828	4,119	171
Sales and marketing	30,100	1,025	237
General and administrative	31,241	940	142
Segments profit (loss)	$(105,060)	$(9,596)	$323

Three Months Ended June 30, 2023
Revenues	$947,360	$19,144	$24,584
Cost of revenues	618,943	27,403	20,528
Gross profit (loss)	328,417	(8,259)	4,056
Research and development	62,102	4,005	2,858
Sales and marketing	34,136	1,123	906
General and administrative	25,145	1,871	1,117
Segments profit (loss)	$207,034	$(15,258)	$(825)

Six Months Ended June 30, 2024
Revenues	$431,345	$32,060	$5,919
Cost of revenues	434,916	42,784	4,471
Gross profit (loss)	(3,571)	(10,724)	1,448
Research and development	98,114	7,678	356
Sales and marketing	59,295	1,842	459
General and administrative	54,463	1,529	255
Segments profit (loss)	$(215,443)	$(21,773)	$378

Six Months Ended June 30, 2023
Revenues	$1,855,865	$28,277	$50,648
Cost of revenues	1,209,048	46,981	47,166
Gross profit (loss)	646,817	(18,704)	3,482
Research and development	117,925	8,214	5,177
Sales and marketing	65,281	2,038	1,552
General and administrative	49,888	4,823	1,943
Segments profit (loss)	$413,723	$(33,779)	$(5,190)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Solar segment revenues	$241,243	$947,360	$431,345	$1,855,865
Energy Storage segment revenues	21,444	19,144	32,060	28,277
All other segment revenues	2,472	24,584	5,919	50,648
Revenues from finance component	246	202	480	389
Consolidated revenues	$265,405	$991,290	$469,804	$1,935,179

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Solar segment profit (loss)	$(105,060)	$207,034	$(215,443)	$413,723
Energy Storage segment loss	(9,596)	(15,258)	(21,773)	(33,779)
All other segment profit (loss)	323	(825)	378	(5,190)
Segments operating profit (loss)	(114,333)	190,951	(236,838)	374,754
Amounts not allocated to segments:
Stock based compensation expenses	(38,571)	(38,965)	(76,177)	(78,200)
Restructuring and other exit activities	(4,885)	-	(14,650)	-
Impairment of long-lived assets	-	-	(1,732)	-
Amortization and depreciation of acquired assets	(2,083)	(1,379)	(4,030)	(3,414)
Other unallocated expenses	(310)	(249)	(460)	1,372
Consolidated operating income (loss)	(160,182)	150,358	(333,887)	294,512
Financial income (expense), net	(865)	3,384	(7,929)	27,058
Other income (loss), net	18,551	-	18,551	(125)
Income (loss) before income taxes	$(142,496)	$153,742	$(323,265)	$321,445

NOTE 24:     SUBSEQUENT EVENTS

1. On July 8, 2024, the Company sold an aggregate principal amount of $37 million of the Company’s Notes 2029. The Notes were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes.

2. On July 15, 2024, the Company announced its adoption of additional measures in response to challenging industry conditions, including reducing its headcount by approximately 400 employees. These decisions were made in order to better align the Company with current market conditions.

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

The Company identified two reportable segments: the Solar segment and Energy Storage segment. The Solar segment includes the design, development, manufacturing, and sales of its DC optimized inverter solutions designed to maximize power generation at the PV module level and batteries for PV applications. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform. The Energy Storage segment includes the design, development, manufacturing, and sales of high-energy, high-power, lithium-ion cells and BESS solutions for the C&I and Utility markets. The Energy Storage segment provides purpose-built components and solutions, hardware and software, as well as pre and post sales engineering support to design, build, and manage battery and system solutions according to the customer’s use cases and mission profiles. The “All other” category includes the design, development, manufacturing and sales of e-Mobility products and automated machines (in prior periods).

In the third quarter of 2020, we began commercial shipments from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles, as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers worldwide. In May 2022, we opened “Sella 2”, our own manufacturing facility for Li-Ion cells, in Korea. Sella 2 currently has a 2GWh capacity. In light of the Inflation Reduction Act legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of product with domestic content, as well as by incentivizing local manufacturing of our products, we have begun manufacturing inverters in Texas and are currently establishing additional manufacturing capabilities in Florida for optimizers and inverters. With the ramp up of these new sites and due to a decrease in demand for our products, we have reduced capacity in all of our manufacturing sites outside of the U,S and discontinued manufacturing of our products in Mexico. As of June 30, 2024, we shipped approximately 128.2 million power optimizers, 5.7 million inverters and 276.2 thousand batteries for PV applications. Over 4 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of June 30, 2024, we shipped approximately 54.5 GW of our DC optimized inverter systems and approximately 2.0 GWh of our batteries for PV applications.

Our revenues for the three months ended June 30, 2024, and 2023 were $265.4 million and $991.3 million, respectively. Gross loss was 4.1% for the three months ended June 30, 2024, compared to gross margin of 32.0% for the three months ended June 30, 2023. Net loss for the three months ended June 30, 2024 was $130.8 million compared to net income in the amount of $119.5 million for the three months ended June 30, 2023.

Our revenues for the six months ended June 30, 2024, and 2023 were $469.8 million and $1,935.2 million, respectively. Gross loss was 7.9% for the six months ended June 30, 2024, compared to gross margin of 31.9% for the six months ended June 30, 2023. Net loss for the six months ended June 30, 2024 was $288.1 million compared to net income in the amount of $257.9 million for the six months ended June 30, 2023.

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products in our Solar segment from our direct customers since the second part of the third quarter of 2023. This was a result of slowed market demand in the third quarter of 2023 as distributors began to take actions to reduce inventory levels. In particular, beginning in the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We attribute these cancellations and pushouts to high inventory in the channels and slower than expected installation rates both in the United States and Europe. This trend continued in the subsequent quarters. Additionally, the Company anticipates a continued lower level of revenues in the third quarter of 2024 when compared to the same quarter last year, as the inventory destocking process continues.

Disruptions due to the war in Israel

Due to the war that began on October 7, 2023, approximately 10% of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. About 75% of these employees have returned to work, though recruitments for additional reserve duties may and have reoccurred. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers, a prolonged war or an escalation of the current condition in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown.

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

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several provisions intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit and production tax credit through 2034 and is therefore expected to increase the demand for solar products. The IRA also further incentivizes residential and commercial solar customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. Section 45X of the IRA offers advanced manufacturing production tax credits ("AMPTC") that incentivize the production of eligible components within the U.S. To that end, we established manufacturing capabilities in the U.S. in 2023 and announced additional capacity expected during 2024. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. We continue to monitor the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers. To the extent that tax benefits or credits may be available to competing technology and not to our technology, our business could be adversely disadvantaged.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Inverters shipped	65,772	334,635	134,654	664,288
Power optimizers shipped	2,001,614	5,531,373	3,072,601	11,972,056
Megawatts shipped[1]	873	4,324	1,819	7,933
Megawatts hour shipped - batteries for PV applications	128	269	256	490

1Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of income (loss) data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues	$265,405	$991,290	$469,804	$1,935,179
Cost of revenues	276,374	673,985	506,960	1,317,748
Gross profit (loss)	(10,969)	317,305	(37,156)	617,431
Operating expenses:
Research and development	69,276	86,526	144,627	166,399
Sales and marketing	39,978	44,222	78,889	85,188
General and administrative	39,008	36,199	69,873	72,766
Other operating expense (income), net	951	—	3,342	(1,434)
Total operating expenses	149,213	166,947	296,731	322,919
Operating income (loss)	(160,182)	150,358	(333,887)	294,512
Financial income (expense), net	(865)	3,384	(7,929)	27,058
Other income (loss), net	18,551	—	18,551	(125)
Income (loss) before income taxes	(142,496)	153,742	(323,265)	321,445
Tax benefits (income taxes)	12,245	(34,232)	35,999	(63,557)
Net loss from equity method investments	(567)	—	$(863)	—
Net income (loss)	$(130,818)	$119,510	$(288,129)	$257,888

Comparison of three and six months ended June 30, 2024, to the three and six months ended June 30, 2023

Revenues

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2.024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Revenues	$265,405	$991,290	$(725,885)	(73.2)%	$469,804	$1,935,179	$(1,465,375)	(75.7)%

Revenues decreased by $725.9 million, or 73.2%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to (i) a decrease of $609.7 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $87.0 million related to the lower number of batteries for PV applications sold, primarily in Europe; (iii) a decrease of $20.9 million in revenues generated in 2023 from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity; and (iv) a decrease of $15.2 million related to less ancillary solar products sold. The overall decrease in revenues was due to the decline in demand that began in the third quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog, from our distributors.

Revenues from outside of the U.S. comprised 63.4% of our revenues in the three months ended June 30, 2024 as compared to 80.3% in the three months ended June 30, 2023.

The number of power optimizers recognized as revenues decreased by approximately 3.5 million units, or 63.6%, from approximately 5.5 million units in the three months ended June 30, 2023 to approximately 2.0 million units in the three months ended June 30, 2024. The number of inverters recognized as revenues decreased by approximately 268.5 thousand units, or 80.4%, from approximately 333.8 thousand units in the three months ended June 30, 2023 to approximately 65.4 thousand units in the three months ended June 30, 2024. The megawatts hour of batteries for PV applications recognized as revenues decreased by approximately 146.0 megawatts hour, or 53.8% from approximately 271.0 in the three months ended June 30, 2023 to approximately 125.0 megawatts hour in the three months ended June 30, 2024, as a result of lower demand.

Our blended ASP per watt for solar products excluding batteries for PV applications is calculated by dividing the sales of solar products, excluding the sales of batteries for PV applications, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding batteries for PV applications increased by $0.026, or 13.8%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in blended ASP per watt is mainly attributed to a significantly higher number of power optimizers and other solar products shipped compared to the number of inverters shipped. This increase in blended ASP per watt was partially offset by an additional price reduction we initiated in the second quarter and an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix.

Our blended ASP per watt/hour for batteries for PV applications is calculated by dividing batteries for PV applications sales, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by $0.108, or 22.7%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in blended ASP per watt/hour is mainly attributed to a price reduction of our batteries for PV applications. This decrease in ASP per watt/hour was partially offset by an increase in the sale of our one-phase battery that is sold at a higher ASP per watt/hour.

Revenues decreased by $1,465.4 million, or 75.7%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to (i) a decrease of $1,224.0 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $165.4 million related to the lower number of batteries for PV applications sold, primarily in Europe; (iii) a decrease of $45.4 million related to less ancillary solar products sold; and (iv) a decrease of $43.7 million in revenues generated from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity. The overall decrease in revenues was due to the decline in demand that began in the third quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog, from our distributors.

Revenues from outside of the U.S. comprised 65.4% of our revenues in the six months ended June 30, 2024 as compared to 76.7% in the six months ended June 30, 2023.

The number of power optimizers recognized as revenues decreased by approximately 9.0 million units, or 74.5%, from approximately 12.0 million units in the six months ended June 30, 2023 to approximately 3.1 million units in the six months ended June 30, 2024. The number of inverters recognized as revenues decreased by approximately 538.1 thousand units, or 80.8%, from approximately 665.8 thousand units in the six months ended June 30, 2023 to approximately 127.7 thousand units in the six months ended June 30, 2024. The megawatts hour of batteries for PV applications recognized as revenues decreased by approximately 268.0 megawatts hour, or 55.0% from approximately 487.0 megawatts hour in the six months ended June 30, 2023 to approximately 220.0 megawatts hour in the six months ended June 30, 2024 as a result of lower demand.

Our blended ASP per watt for solar products shipped excluding batteries for PV applications decreased by $0.011, or 5.2%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in blended ASP per watt is mainly attributed to price reduction as well as an increase in the sale of commercial products that are characterized by lower ASP per watt. This decrease in blended ASP per watt was partially offset by a relatively higher number of power optimizers shipped compared to the number of inverters shipped.

Our blended ASP per watt/hour for batteries for PV applications decreased by $0.101, or 21.1%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease in blended ASP per watt/hour is mainly attributed to price reduction of our batteries for PV applications. This decrease in ASP per watt/hour was partially offset by an increase in the sale of our one-phase battery that is sold at a higher ASP per watt/hour.

Cost of Revenues and Gross Profit (loss)

	Three months ended June 30, 2024 to 2023					Six months ended June 30, 2024 to 2023
	2024	2023	Change			2024	2023	Change
	(In thousands)
Cost of revenues	$276,374	$673,985	$(397,611)	(59.0)%		$506,960	$1,317,748	$(810,788)	(61.5)%
Gross profit (loss)	$(10,969)	$317,305	$(328,274)	(103.5	) %	$(37,156)	$617,431	$(654,587)	(106.0	) %

Cost of revenues decreased by $397.6 million, or 59.0%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to:

•	a decrease in direct cost of revenues sold of $280.2 million associated mainly with a decrease in the volume of products sold as well as an increase of $15.2 million in AMPTC recognized;

•	a decrease in warranty expenses and warranty accruals of $63.2 million associated primarily with a decrease in revenues;

•	a decrease in shipment and logistic costs in an aggregate amount of $43.8 million due to a decrease in volumes shipped and a decrease in expedited shipments costs; and

•	a decrease in in personnel-related costs of $2.9 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

Gross profit as a percentage of revenue decreased from 32.0% in the three months ended June 30, 2023 to gross loss of 4.1% in the three months ended June 30, 2024, primarily due to:

•	price reductions and a higher portion of our single phase batteries out of our total product mix resulting in lower gross margin of approximately 18%;

•	lower absolute fixed and other production related costs, which were divided this quarter by significantly lower revenue, resulting in lower gross margin of approximately 24%.

These were partially offset by an increase of approximately 6% due to AMPTC recognized.

Cost of revenues decreased by $810.8 million, or 61.5%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to:

•	a decrease in direct cost of revenues sold of $574.0 million associated primarily with a decrease in the volume of products sold as well as an increase of $30.1 million AMPTC recognized;

•	a decrease in warranty expenses and warranty accruals of $137.9 million associated primarily with a decrease in revenues;

•	a decrease in shipment and logistic costs in an aggregate amount of $83.7 million due to a decrease in volumes shipped and a decrease in expedited shipments costs.

Gross profit as a percentage of revenue decreased from 31.9% in the six months ended June 30, 2023 to gross loss of 7.9% in the six months ended June 30, 2024 primarily due to:

•	price reduction primarily in our batteries for PV applications and a higher portion of our single phase batteries out of our total product mix resulting in lower gross margin of approximately 18%;

•	lower absolute fixed and other production related costs, which were divided this year by significantly lower revenue, resulting in lower gross margin of approximately 27%.

These were partially offset by an increase of approximately 6% due to AMPTC recognized.

Operating Expenses:

Research and Development

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Research and development	$69,276	$86,526	$(17,250)	(19.9)%	$144,627	$166,399	$(21,772)	(13.1)%

Research and development costs decreased by $17.3 million or 19.9%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $13.3 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors in an amount of $3.1 million.

Research and development costs decreased by $21.8 million or 13.1%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $14.8 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors in an amount of $5.9 million.

Sales and Marketing

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Sales and marketing	$39,978	$44,222	$(4,244)	(9.6)%	$78,889	$85,188	$(6,299)	(7.4)%

Sales and marketing expenses decreased by $4.2 million, or 9.6%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $2.7 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in lead generation incentives of $1.4 million.

Sales and marketing expenses decreased by $6.3 million, or 7.4%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $3.8 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease of $1.4 million in training-related expenses as a result of resuming training activities that had been previously cancelled or postponed due to Covid-19 restrictions; and

•	a decrease in lead generation incentive of $1.4 million.

General and Administrative

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
General and administrative	$39,008	$36,199	$2,809	7.8%	$69,873	$72,766	$(2,893)	(4.0)%

General and administrative expenses increased by $2.8 million, or 7.8%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increase in expenses related to doubtful debt of $7.4 million. This was partially offset by:

•	a decrease in personnel-related costs of $3.1 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors of $1.2 million.

General and administrative expenses decreased by $2.9 million, or 4.0%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $6.6 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors $4.9 million.

These were partially offset by an increase in expenses related to doubtful debt of $8.8 million

Other operating expense (income), net

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Other operating expense (income), net	$951	$—	$951	100.0%	$3,342	$(1,434)	$4,776	(333.1)%

Other operating expenses, net, increased by $1.0 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in losses related to the sale of property, plant and equipment and other assets.

Other operating expense, net was $3.3 million, in the six months ended June 30, 2024, compared to other operating income, net of $1.4 million in the six months ended June 30, 2023, primarily due to:

•	an increase of $2.1 million in losses related to the sale of property, plant and equipment; and

•	an increase of $1.7 million in impairment of property, plant and equipment.

Financial income (expense), net

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Financial income (expense), net	$(865)	$3,384	$(4,249)	(125.6)%	$(7,929)	$27,058	$(34,987)	(129.3)%

Financial expense, net was $0.9 million in the three months ended June 30, 2024, compared to financial income, net in the amount of $3.4 million in the three months ended June 30, 2023, primarily due to an increase of $9.2 million in expenses due to credit loss related to loans receivables. This was partially offset by an increase of $4.5 million in income due to fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar.

Financial expenses, net was $7.9 million in the six months ended June 30, 2024, compared to financial income, net in the amount of $27.1 million in the six months ended June 30, 2023, primarily due to:

•
an expense of $5.1 million in the six months ended June 30, 2024, compared to income of $21.2 million in the six months ended June 30, 2023, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar; and

•	an increase of $11.4 million expenses due to credit loss related to loans receivables.

These were partially offset by a decrease of $2.6 million in accretion (amortization) of discount (premium) on marketable securities.

Please refer to the section entitled "Foreign Currency Exchange Risk" under Item 3 of this report for additional information.

Other income (loss), net

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Other income (loss), net	$18,551	$—	$18,551	100.0%	$18,551	$(125)	$18,676	(14,940.8)%

Other income increased by $18.6 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to:

•	an increase of $15.5 million due to a gain from the repurchase of the 2025 Notes;

•	an increase of $2.0 million in realized gain from marketable securities; and

•	an increase of $1.1 million due to gain from the revaluation of equity investment as a result of business combination.

Other income, net was $18.6 million in the six months ended June 30, 2024, compared to other loss, net of $0.1 million in the six months ended June 30, 2023, primarily due to:

•	an increase of $15.5 million due to a gain from the repurchase of the 2025 Notes;

•	an increase of $2.1 million in realized gain from marketable securities; and

•	an increase of $1.1 million due to gain from the revaluation of equity investment as a result of business combination.

Tax benefits (income taxes)

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Tax benefits (income taxes)	$12,245	$(34,232)	$46,477	(135.8)%	$35,999	$(63,557)	$99,556	(156.6)%

Tax benefits were $12.2 million in the three months ended June 30, 2024 compared to income taxes of $34.2 million in the three months ended June 30, 2023, primarily due to:

•
a current tax benefit of $3.4 million in the three months ended June 30, 2024, compared to a current tax expenses of $38.0 million in the three months ended June 30, 2023 related to the decrease in profits before tax in certain jurisdictions, partially offset by an increase in our provision for uncertain tax positions; and

•
an increase of $5.2 million in deferred tax income driven by the net operating loss in the current quarter compared to net profit in the comparable period in 2023, as well as the increase of the Preferred Technological Enterprises Tax rate in Israel, This was offset by lower tax benefits relating to stock-based compensation.

Tax benefit was $36.0 million in the six months ended June 30, 2024, compared to income taxes of $63.6 million in the six months ended June 30, 2023 primarily due to:

•	a decrease of $57.2 million mainly related to the decrease in profits before tax in certain jurisdictions, partially offset by an increase in our provision for uncertain tax positions; and

•
an increase of $43.2 million in deferred tax income driven by the net operating loss in the six months ended June 30, 2024 compared to net profit in the six months ended June 30, 2023, as well as the increase of the Preferred Technological Enterprises Tax rate in Israel. This was offset by lower tax benefits relating to stock-based compensation.

Net loss from equity method investments

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Net loss from equity method investments	$567	$—	$567	100.0%	$863	$—	$863	100.0%

Net loss from equity method investments increased by $0.6 million, or 100% in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Net loss from equity method investments increased by $0.9 million, or 100% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Net Income (loss)

	Three months ended June 30, 2024 to 2023				Six months ended June 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Net income (loss)	$(130,818)	$119,510	$(250,328)	(209.5)%	$(288,129)	$257,888	$(546,017)	(211.7)%

As a result of the factors discussed above, net loss was $130.8 million in the three months ended June 30, 2024, as compared to a net income of $119.5 million in the three months ended June 30, 2023.

As a result of the factors discussed above, net loss was $288.1 million in the six months ended June 30, 2024, as compared to a net income of $257.9 million in the six months ended June 30, 2023.

Segment analysis

In October 2023, we decided to discontinue our LCV e-Mobility activity and the remaining e-Mobility activity is included under the solar segment starting January 1, 2024. Following the discontinuation of its e-Mobility LCV activity, the Company operates in three different operating segments: Solar, Energy Storage and Automation Machines.We have identified two operating segments as reportable – the Solar and the Energy Storage segments. The other operating segments are insignificant individually, and therefore, their results are presented together under “All other.”

We do not allocate our operating segments revenue recognized due to advance payments received for performance obligations that extend for a period greater than one year (“financing component”), related to accounting standard codification 606, “Revenue from Contracts with Customers” ("ASC 606").

Segment profit (loss) is comprised of gross profit (loss) for the segment less operating expenses excluding amortization and impairment of purchased intangible assets, stock based compensation expenses, restructuring charges, discontinued activity charges, impairment of property, plant and equipment and certain other items (which are reported under "Not allocated to segments").

	Three Months Ended June 30,		2023 to 2024		Six Months Ended June 30,		2023 to 2024
	2024	2023	Change		2024	2023	Change
					(In thousands)
Solar
Revenues	241,243	947,360	(706,117)	(74.5)%	431,345	1,855,865	(1,424,520)	(76.8)%
Segment profit (loss)	(105,052)	207,034	(312,086)	(150.7)%	(215,435)	413,723	(629,158)	(152.1)%
Energy Storage
Revenues	21,444	19,144	2,300	12.0%	32,060	28,277	3,783	13.4%
Segment loss	(9,596)	(15,258)	5,662	(37.1)%	(21,773)	(33,779)	12,006	(35.5)%
All other
Revenues	2,472	24,584	(22,112)	(89.9)%	5,919	50,648	(44,729)	(88.3)%
Segment profit (loss)	323	(825)	1,148	(139.2)%	378	(5,190)	5,568	(107.3)%
Not allocated to segments
Revenues not allocated to segments	246	202	44	21.8%	480	389	91	23.4%
Expenses, net not allocated to segments	(45,857)	(40,593)	(5,264)	13.0%	(97,058)	(80,242)	(16,816)	21.0%

Solar

As discussed above, this decrease in revenues was due to high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog from our distributors.

Solar revenues decreased by $706.1 million, or 74.5%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 primarily due to (i) a decrease of $609.7 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $87.0 million related to the number of batteries for PV applications sold primarily in Europe; (iii) a decrease of $15.2 million related to less ancillary solar products sold.

Solar operating loss was $105.1 million, in the three months ended June 30, 2024, as compared to profit of $207.0 million in the three months ended June 30, 2023. This was due to the decrease of $706.1 million in revenue followed by a lesser decrease of $380.8 million in cost of revenues, mainly attributed to fixed and other production related costs as well as a decrease of $15.2 million in AMPTC recognize. This was partially offset by a decrease of $13.2 million in operating expenses, as a result of our workforce reduction plan designed to reduce operating expenses and align our cost structure with current market dynamics.

Solar revenues decreased by $1,424.5 million, or 76.8%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily due to (i) a decrease of $1,224.0 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $165.4 million related to the number of batteries for PV applications sold primarily in Europe; (iii) a decrease of $45.4 million related to less ancillary solar products sold.

Solar operating loss was $215.4 million, in the six months ended June 30, 2024, as compared to profit of $413.7 million in the six months ended June 30, 2023. This was primarily due to the decrease of $1,424.5 million in revenue followed by a lesser decrease of $774.1 million in cost of revenues, mainly attributed to fixed and other production related costs as well as a decrease of $30.1 million in AMPTC recognized. This was partially offset by a decrease of $21.2 million in operating expenses as a result of our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

Energy Storage

Energy Storage revenues increased by $2.3 million, or 12.0%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Energy Storage operating loss decreased by $5.7 million, or 37.1%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in operating loss was primarily due to the increase in revenues, a decrease of $2.4 million in cost of revenues mainly attributed to a decrease in inventory write-down and a decrease of $0.9 million in operating expenses.

Energy Storage revenues increased by $3.8 million, or 13.4%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Energy Storage operating loss decreased by $12.0 million, or 35.5%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease in operating loss was primarily due to an increase in revenues followed by a decrease of $4.2 million in cost of revenues mainly attributed to inventory write-down and a decrease of $4.0 million in operating expenses primarily due to a decrease in the doubtful debt expenses.

All other

All other segments revenues decreased by $22.1 million, or 89.9%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the discontinuation of the Company’s LCV e-Mobility activity.

All other segments operating profit was $0.3 million in the three months ended June 30, 2024, compared to operating loss of $0.8 million, in the three months ended June 30, 2023. This improvement was mainly due to the discontinuation of our LCV e-Mobility activity.

All other segments revenues decreased by $44.7 million, or 88.3%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the discontinuation of the Company’s LCV e-Mobility activity.

All other segments operating profit was $0.4 million in the six months ended June 30, 2024, compared to operating loss of $5.2 million, in the six months ended June 30, 2023. This improvement was mainly due to the discontinuation of our LCV e-Mobility activity.

Not allocated to segments

There were no significant changes in revenues not allocated to segments in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Expenses, net, not allocated to segments increased by $5.3 million, or 13.0%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was mainly due to an increase in costs related to the Restructuring Plan, which is not assessed by our CODM and therefore not allocated to any of the segments above.

There were no significant changes in revenues not allocated to segments in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Expenses, net, not allocated to segments increased by $16.8 million, or 21.0%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was mainly due to an increase in costs related to the Restructuring Plan as well as an increase in impairment of property, plant, and equipment partially offset by an increase from the revaluation of equity investment as a result of business combination, all of which are not assessed by our CODM and therefore not allocated to any of the segments above.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net cash used in operating activities	$(44,772)	$(88,711)	$(261,791)	$(80,788)
Net cash provided by (used in) investing activities	94,216	(76,674)	243,224	(144,454)
Net cash provided by (used in) financing activities	303	(4,919)	(50,684)	(10,141)
Increase (decrease) in cash and cash equivalents	$49,747	$(170,304)	$(69,251)	$(235,383)

As of June 30, 2024, our cash and cash equivalents were $259.5 million. This amount does not include $550.6 million invested in available-for-sale marketable securities and $3.8 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments, any potential future share repurchases and the repayment of our convertible notes due 2025. As of June 30, 2024, we have open commitments for capital expenditures in an amount of approximately $23.9 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $404.1 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure and operational commitments.

Operating Activities

Operating cash flows consist primarily of net income (loss), adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities increased by $181.0 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, mainly due to net loss adjusted for certain non-cash items generated in the six months ended June 30, 2024 as compared to net income adjusted for certain non-cash items in the six months ended June 30, 2023, which was partially offset by lower operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities was $243.2 million in the six months ended June 30, 2024 as compared to cash used in investing activities of $144.5 million in the six months ended June 30, 2023, primarily driven by an increase of $445.8 million in proceeds provided by sales and maturities of available-for-sale marketable securities and a decrease of $35.5 million in purchase of property plant and equipment. This was partially offset by an increase of $37.5 million in disbursements of loans made by the Company, an increase of $31.2 million in purchases of available-for-sale debt investments and an increase of $18.9 million in cash used in purchase of privately-held companies.

Financing Activities

Financing cash flows consisted primarily of repurchases of our common stock under the share repurchase program, proceeds from the sale of shares of common stock in a public offering and employee equity incentive plans. Cash used in financing activities in the six months ended June 30, 2024 increased by $40.5 million compared to the six months ended June 30, 2023, primarily due to a $267.9 million increase in cash used for the repurchase of convertible note, an increase of $50.0 million in cash used in share repurchases, a $25.2 million increase in cash used to purchase the capped call transactions and $11.4 million decrease in proceeds provided by the exercise of stock-based awards. This was partially offset by a $293.6 million increase in cash provided by the issuance of convertible notes and a decrease of $20.2 million in withholding taxes remitted to the tax authorities related to the exercise of stock-based awards.

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

During the six months ended June 30, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.79 per share for a total of $50.3 million.

Convertible Senior Notes

On June 28, 2024, we sold an aggregate principal amount of $300 million of 2.25% convertible senior notes due 2029 in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from the offering of the Notes 2029 were approximately $293.2 million, after deducting fees and estimated expenses. Separately, we have entered into capped call transactions. We used approximately $25.2 million of the net proceeds from this offering to pay the cost of the capped call transactions and approximately $267.9 million of the net proceeds from this offering to repurchase $285.0 million principal amount of its outstanding 0.000% convertible notes due 2025. As a result of the repurchase of Notes 2025, we recognized a gain of $15.5 million which was recorded under other income. We intend to use the remainder of the net proceeds from the offering for general corporate purposes.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as mentioned in Note 1, “General” (if any).

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

Foreign Currency Exchange Risk

Approximately 48.33% and 72.58% of our revenues for the six months ended June 30, 2024, and 2023, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, New Israeli Shekel (“NIS”), Euro, and to a lesser extent, the South Korean Won (“KRW”). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $23.3 million for the six months ended June 30, 2024. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $16.4 million for the six months ended June 30, 2024.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2024, two major customers jointly accounted for approximately 25.3% of our consolidated trade receivables, net balance. As of December 31, 2023, three major customers jointly accounted for approximately 46.8% of our consolidated trade receivables, net balance. For the three months ended June 30, 2024, one major customer accounted for approximately 11.3% of our total revenues. For the three months ended June 30, 2023, two major customers jointly accounted for approximately 29.6% of our total revenues. For the six months ended June 30, 2024 no major customers contributed more than 10% of our total revenues. For the six months ended June 30, 2023 two major customers accounted for approximately 24.7% of our total revenues.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of June 30, 2024, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023 and the Form 10-Q for the quarter ended March 31, 2024. Other than the risk factors set forth in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2024, there have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K. except as set forth below, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Following are our monthly share repurchases for the second quarter of fiscal year 2024 (in millions except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2024 – April 30, 2024	247,468	$68.70	247,468	$250.0
May 1, 2024 – May 31, 2024	—	—	—	250.0
June 1, 2024 – June 30, 2024	—	—	—	250.0
Total	247,468	$68.70	247,468	$250.0

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,   (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024

/s/ Zvi Lando
Zvi Lando
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024

/s/ Ronen Faier
Ronen Faier
Chief Financial Officer (Principal Financial Officer)