Form 10-Q
period 2024-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2024-11-07
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐    No ☒

       As of November 1, 2024, there were 57,950,134  shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$303,904	$338,468
Marketable securities	374,869	521,570
Trade receivables, net of allowances of $41,501 and $16,400, respectively	239,408	622,425
Inventories, net	798,383	1,443,449
Prepaid expenses and other current assets	401,551	378,394
Total current assets	2,118,115	3,304,306
LONG-TERM ASSETS:
Marketable securities	56,041	407,825
Deferred tax assets, net	-	80,912
Property, plant and equipment, net	423,905	614,579
Operating lease right-of-use assets, net	43,088	64,167
Intangible assets, net	11,169	35,345
Goodwill	51,875	42,996
Other long-term assets	112,201	37,601
Total long-term assets	698,279	1,283,425
Total assets	$2,816,394	$4,587,731

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$94,730	$386,471
Employees and payroll accruals	70,120	76,966
Warranty obligations	163,561	183,047
Deferred revenues and customers advances	27,367	40,836
Accrued expenses and other current liabilities	202,134	205,911
Convertible senior notes, net	345,900	-
Total current liabilities	903,812	893,231
LONG-TERM LIABILITIES:
Convertible senior notes, net	329,614	627,381
Warranty obligations	315,343	335,197
Deferred revenues	226,770	214,607
Finance lease liabilities	39,197	41,892
Operating lease liabilities	31,293	45,070
Other long-term liabilities	13,999	18,444
Total long-term liabilities	956,216	1,282,591
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 57,935,436 shares at September 30, 2024 and 57,123,437 shares at December 31, 2023; outstanding: 57,182,072 shares at September 30, 2024 and 57,123,437 shares at December 31, 2023.	6	6
Additional paid-in capital	1,779,212	1,680,622
Treasury stock, at cost; 753,364 shares held	(50,315)	-
Accumulated other comprehensive loss	(57,253)	(46,885)
Retained earnings (Accumulated deficit)	(715,284)	778,166
Total stockholders’ equity	956,366	2,411,909
Total liabilities and stockholders’ equity	$2,816,394	$4,587,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$260,903	$725,305	$730,707	$2,660,484
Cost of revenues	963,229	582,488	1,470,189	1,900,236
Gross profit (loss)	(702,326)	142,817	(739,482)	760,248
Operating expenses:
Research and development	70,372	80,082	214,999	246,481
Sales and marketing	37,427	40,351	116,316	125,539
General and administrative	41,212	39,110	111,085	111,876
Other operating expense (income), net	233,929	-	237,271	(1,434)
Total operating expenses	382,940	159,543	679,671	482,462
Operating income (loss)	(1,085,266)	(16,726)	(1,419,153)	277,786
Financial income (expense), net	5,558	(7,901)	(2,371)	19,157
Other income (loss), net	(3,928)	(484)	14,623	(609)
Income (loss) before income taxes	(1,083,636)	(25,111)	(1,406,901)	296,334
Income taxes	(121,108)	(36,065)	(85,109)	(99,622)
Net loss from equity method investments	(577)	-	(1,440)	-
Net income (loss)	$(1,205,321)	$(61,176)	$(1,493,450)	$196,712
Net basic earnings (loss) per share of common stock	$(21.13)	$(1.08)	$(26.22)	$3.49
Net diluted earnings (loss) per share of common stock	$(21.13)	$(1.08)	$(26.22)	$3.34
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	57,029,983	56,671,504	56,952,656	56,435,880
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	57,029,983	56,671,504	56,952,656	59,297,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(1,205,321)	$(61,176)	$(1,493,450)	$196,712
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	2,975	2,562	4,470	9,400
Cash flow hedges	563	(923)	(2,970)	(938)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	13,555	(9,989)	(7,408)	(22,724)
Foreign currency translation adjustments	3,604	1,833	(4,460)	3,422
Total other comprehensive income (loss)	20,697	(6,517)	(10,368)	(10,840)
Comprehensive income (loss)	$(1,184,624)	$(67,693)	$(1,503,818)	$185,872

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total
	Number	Amount
Balance as of January 1, 2024	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	175,254	*-	13	-	-	-	13
Stock based compensation	-	-	38,888	-	-	-	38,888
Repurchase of common stock	(505,896)	*-	-	(33,222)	-	-	(33,222)
Other comprehensive loss adjustments	-	-	-	-	(19,726)	-	(19,726)
Net loss	-	-	-	-	-	(157,311)	(157,311)
Balance as of March 31, 2024	56,792,795	$6	$1,719,523	$(33,222)	$(66,611)	$620,855	$2,240,551
Issuance of common stock upon exercise of stock-based awards	161,549	*-	13	-	-	-	13
Issuance of common stock under employee stock purchase plan	245,146	*-	10,208	-	-	-	10,208
Stock based compensation	-	-	39,897	-	-	-	39,897
Repurchase of common stock	(247,468)	*-	-	(17,093)	-	-	(17,093)
Capped call transactions related to notes 2029	-	-	(25,230)	-	-	-	(25,230)
Other comprehensive loss adjustments	-	-	-	-	(11,339)	-	(11,339)
Net loss	-	-	-	-	-	(130,818)	(130,818)
Balance as of June 30, 2024	56,952,022	$6	$1,744,411	$(50,315)	$(77,950)	$490,037	$2,106,189
Issuance of common stock upon exercise of stock-based awards	230,050	*-	42	-	-	-	42
Stock based compensation	-	-	37,871	-	-	-	37,871
Capped call transactions related to notes 2029	-	-	(3,112)	-	-	-	(3,112)
Other comprehensive gain adjustments	-	-	-	-	20,697	-	20,697
Net loss	-	-	-	-	-	(1,205,321)	(1,205,321)
Balance as of September 30, 2024	57,182,072	$6	$1,779,212	$(50,315)	$(57,253)	$(715,284)	$956,366

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Accumulated other comprehensive loss	Retained earnings	Total
	Number	Amount
Balance as of January 1, 2023	56,133,404	$6	$1,505,632	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	209,760	*-	75	-	-	75
Stock based compensation	-	-	40,070	-	-	40,070
Other comprehensive loss adjustments	-	-	-	(4,095)	-	(4,095)
Net income	-	-	-	-	138,378	138,378
Balance as of March 31, 2023	56,343,164	$6	$1,545,777	$(77,204)	$882,215	$2,350,794
Issuance of common stock upon exercise of stock-based awards	171,682	*-	89	-	-	89
Issuance of common stock under employee stock purchase plan	41,494	*-	10,046	-	-	10,046
Stock based compensation	-	-	39,978	-	-	39,978
Other comprehensive loss adjustments	-	-	-	(228)	-	(228)
Net income	-	-	-	-	119,510	119,510
Balance as of June 30, 2023	56,556,340	$6	$1,595,890	$(77,432)	$1,001,725	$2,520,189
Issuance of common stock upon exercise of stock-based awards	254,219	*-	18	-	-	18
Stock based compensation	-	-	37,892	-	-	37,892
Other comprehensive loss adjustments	-	-	-	(6,517)	-	(6,517)
Net income	-	-	-	-	(61,176)	(61,176)
Balance as of September 30, 2023	56,810,559	$6	$1,633,800	$(83,949)	$940,549	$2,490,406

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,493,450)	$196,712
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,215	42,019
Provision to write down inventories to net realizable value	638,966	20,674
Loss on impairment and disposal of property, plant and equipment	206,620	-
Stock-based compensation expenses	112,818	115,015
Impairment of goodwill and intangible assets	24,725	-
Deferred income taxes, net	79,831	(18,199)
Gain from repurchasing of convertible notes	(15,455)	-
Loss (gain) from exchange rate fluctuations	8,243	(8,170)
Other items	10,299	6,915
Changes in assets and liabilities:
Trade receivables, net	379,214	(40,011)
Inventories, net	15,858	(458,475)
Prepaid expenses and other assets	(38,223)	19,822
Operating lease right-of-use assets, net	12,286	12,323
Trade payables, net	(284,255)	(53,996)
Warranty obligations	(39,294)	130,863
Deferred revenues and customers advances	1,253	18,580
Operating lease liabilities	(11,881)	(11,945)
Accrued expenses and other liabilities, net	19,574	(12,330)
Net cash used in operating activities	(325,656)	(40,203)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(200,919)	(214,516)
Proceeds from maturities of available-for-sale marketable securities	632,866	191,810
Proceeds from sales of available-for-sale marketable securities	70,642	2,807
Purchase of property, plant and equipment	(95,905)	(130,024)
Business combinations, net of cash acquired	(10,417)	(16,653)
Purchase of intangible assets	(10,000)	(10,600)
Disbursements for loans receivables	(37,500)	(13,000)
Investment in privately-held companies	(25,742)	(8,000)
Other investing activities	(4,270)	9,989
Net cash provided by (used in) investing activities	$318,755	$(188,187)

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Repurchase of common stock	$(50,315)	$-
Partial repurchase of Notes 2025	(267,900)	-
Proceeds from issuance of Notes 2029, net of issuance costs	329,214	-
Capped call transactions related to Notes 2029	(28,342)	-
Tax withholding in connection with stock-based awards, net	(592)	(9,267)
Other financing activities	(1,938)	(2,038)
Net cash used in financing activities	(19,873)	(11,305)

Effect of exchange rate differences on cash and cash equivalents	(7,790)	7,705

Decrease in cash and cash equivalents	(34,564)	(231,990)
Cash and cash equivalents at the beginning of the period	338,468	783,112
Cash and cash equivalents at the end of the period	$303,904	$551,122

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$-	$11,307
Right-of-use asset recognized with a corresponding lease liability	$2,138	$17,658
Purchase of property, plant and equipment	$4,761	$19,574

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

e.
In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of 2024, the Company's share price continued to deteriorate and a major slowdown in operations occurred, leading the Company to perform an impairment test. For detailed information on impairments related to long-lived assets, refer to Notes 7 and 8.

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

As of September 30, 2024 none of the Company's contract manufacturers account for more than 10% of the Company’s total trade payables, net.

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

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Additional segment reporting information required by ASU 2023-07 includes: disclosing the title and position of the individual or the name of the group or committee identified as the CODM, provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually, and additional disclosures regarding significant segment expenses. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 is not expected to have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 is not expected to have a significant impact on its consolidated financial statements.

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

The fair value of the original investment was determined by multiplying the total fair value of Wevo, as outlined below, by the Company's 34.8% ownership stake and applying a discount to account for lack of control.

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

Goodwill generated from this acquisition was primarily attributable to expected post-acquisition synergies from combining Wevo's platform with the Company's product offering to its commercial and industrial customers. All of the Goodwill was assigned to the Solar segment (see Note 24). Goodwill is not deductible for tax purposes. The fair values of technology, customer relationships and trade name were derived by applying the multi-period excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed were based on management's estimates and assumptions.

The results of Wevo have been included in the Company's consolidated statements of income (loss) since its acquisition date and are not material. Pro forma financial information has not been presented because the impact of the acquisition was not material to the Company's statements of income (loss).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVESTMENTS IN PRIVATELY-HELD COMPANIES

In January 2024, the Company completed an investment of $6,075 in the preferred stock of Ivy Energy, Inc, ("Ivy"), a privately-held U.S. company. The Company accounted for the Ivy investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $6,075 as of September 30, 2024.

As of March 2024, the Company completed an investment of $5,000 in the preferred stock of Stardust Solution, Inc, ("Stardust"), a privately-held U.S. company. The Company accounted for the Stardust investment as an equity investment that does not have a readily determinable fair market value.

In April 2024, the Company completed an investment of approximately $17,000 in the preferred stock of Ampeers Energy GmbH ("Ampeers"), a privately-held German company, which represented 28.23% of Ampeers' outstanding shares.

The Company accounted for its investment in Ampeers using the equity method of accounting. Under this method, the investment, which was initially recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee as they occur, rather than when dividends or other distributions are received. Investments in privately-held companies are included within other long-term assets in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023 the carrying value of investments in privately-held companies was $22,574 and $7,650, respectively.

In September 2024, the Company impaired its investment in Stardust in the amount of $5,000. This impairment was recorded under Other income (loss), net in the consolidated statements of income (loss).

There were no impairment charges for the three and nine months ended September 30, 2023 associated with these equity investments.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 4:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of September 30, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$350,590	$164	$(1,505)	$349,249
U.S. Treasury securities	9,925	-	(7)	9,918
U.S. Government agency securities	13,284	25	-	13,309
Non-U.S. Government securities	2,400	-	(7)	2,393
	376,199	189	(1,519)	374,869
Matures after one year:
Corporate bonds	46,103	638	(50)	46,691
U.S. Government agency securities	9,280	70	-	9,350
	55,383	708	(50)	56,041
Total	$431,582	$897	$(1,569)	$430,910

The following is a summary of available-for-sale marketable securities as of December 31, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$487,083	$679	$(5,942)	$481,820
U.S. Treasury securities	15,324	-	(63)	15,261
U.S. Government agency securities	8,787	11	(3)	8,795
Non-U.S. Government securities	15,161	673	(140)	15,694
	526,355	1,363	(6,148)	521,570
Matures after one year:
Corporate bonds	342,223	1,902	(4,444)	339,681
U.S. Treasury securities	2,430	-	(22)	2,408
U.S. Government agency securities	44,100	107	(121)	44,086
Non-U.S. Government securities	20,488	1,162	-	21,650
	409,241	3,171	(4,587)	407,825
Total	$935,596	$4,534	$(10,735)	$929,395

Proceeds from sales of available-for-sale marketable securities during the three months ended September 30, 2024 were $18,724 which led to realized gains of $777.

The Company did not sell any available-for-sale marketable securities during the three months ended September 30, 2023.

Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2024 and 2023 were $70,642 and $2,807, which led to realized gains of $2,747 and losses of $125, respectively.

As of September 30, 2024, and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 5:       INVENTORIES, NET

	September 30, 2024	December 31, 2023
Raw materials	$204,083	$340,604
Work in process	493	20,885
Finished goods	593,807	1,081,960
Total inventories, net	$798,383	$1,443,449

The Company records inventory write-downs for excess or obsolete inventory or when it believes that the net realizable value of inventory is less than its carrying value. As of September 30, 2024, the Company examined its current inventory balances, analyzed inventory in its channels and evaluated future installation rates. The Company concluded that significant write-downs are necessary, primarily due to slowdown in the Company's products demand, excess inventory in the channels, repeated price reductions and the introduction of a new generation of products. The Company records write-downs under Cost of revenues, in the consolidated statements of income (loss).

During the three and nine months ended September 30, 2024, the Company recorded write-downs of $627,905 and $638,966, respectively.

During the three and nine months ended September 30, 2023, the Company recorded write-downs of $8,728 and $20,674, respectively.

NOTE 6:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2024	December 31, 2023
Government authorities	$255,603	$167,221
Vendor non-trade receivables[1]	56,508	102,991
Loan receivables, net[2]	32,297	55,418
Prepayments	38,438	29,578
Other	18,705	23,186
Total prepaid expenses and other current assets	$401,551	$378,394

1 Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

2 Loan receivables are loans to third parties. The loan repayments are expected on a monthly or annual basis as per the contractual terms of each loan agreement. The loan is measured at its amortized cost and is subjected to the Company's credit risk policy. The loans bear interest that represents market interest rate. As of September 30, 2024, the Company's provision for credit loss was $11,578 which was recorded under Financial income (expense), net. The amortized cost of the loan receivable approximates its fair value as of September 30, 2024. As of September 30, 2024 and December 31, 2023 the Company granted loans to a customer in the amounts of $80,000 and $43,000, respectively. Considering the loan amounts, the customer's balance would potentially expose the Company to a concentration of credit risk. See Note 10 for more information regarding the long-term portion of the loan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 7:       PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2024	December 31, 2023
Cost:
Land	$10,112	$12,823
Buildings and plants	122,437	153,813
Computers and peripheral equipment	51,978	57,527
Office furniture and equipment	9,149	10,992
Laboratory and testing equipment	63,921	67,248
Machinery and equipment	194,534	362,363
Leasehold improvements	112,019	96,730
Assets under construction and payments on account	46,656	88,077
Gross property, plant and equipment	610,806	849,573
Less - accumulated depreciation	186,901	234,994
Total property, plant and equipment, net	$423,905	$614,579

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the property, plant and equipment.

During the third quarter of 2024, the Company identified certain conditions in which, events or changes in circumstances indicated that the carrying value of certain long-lived assets may not be recoverable and as a result conducted impairment assessments.

Upon completion of such assessments, the Company disposed by abandonment and impaired certain property, plants and equipment, including but not limited to, machinery, buildings, plants, and assets under construction in the Solar and Energy Storage asset groups.

During the three and nine months ended September 30, 2024, the Company recorded impairment and abandonment by disposal of property, plant and equipment in the amount of $204,888 and $206,620, respectively, under Other operating expense (income), net in the consolidated statements of income (loss) section.

Depreciation expenses for the three months ended September 30, 2024 and 2023, were $13,965 and $12,627, respectively.

Depreciation expenses for the nine months ended September 30, 2024, and 2023, were $40,464 and $36,118, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 8:       INTANGIBLE ASSETS, NET

In September 2024, an impairment test for the Solar and Energy Storage asset group's long-lived assets was performed. The test included comparing the sum of the estimated undiscounted future cash flow attributable to the identified assets group and its carrying amounts, and recognizing an impairment for the amount to which the carrying amount exceeds the fair value of the assets groups.

The Company impaired and disposed intangible assets in the amount of $22,474, which mainly relates to patents and licenses under the Solar asset group that are no longer relevant for the Company's continued and future operations, and technology related to the Energy Storage asset group.

Acquired intangible assets consisted of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Intangible assets with finite lives:
Technology	$11,132	$26,990
Customer relationships	1,546	3,193
Trade names	1,322	624
Assembled workforce	3,575	3,575
Patents and licenses	2,000	22,000
Gross intangible assets	19,575	56,382
Less - accumulated amortization	(8,406)	(21,037)
Total intangible assets, net	$11,169	$35,345

For the three months ended September 30, 2024 and 2023, the Company recorded amortization expenses related to intangible assets in the amount of $2,823 and $2,663, respectively.

For the nine months ended September 30, 2024 and 2023, the Company recorded amortization expenses related to intangible assets in the amount of $6,751 and $5,901, respectively.

Expected future amortization expenses of intangible assets as of September 30, 2024 are as follows:

2024	$1,716
2025	2,576
2026	2,228
2027	2,184
2028	1,023
2029 and thereafter	1,442
$11,169

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 9:       GOODWILL

Goodwill is assessed annually for impairment in the fourth quarter of each year and is examined between annual tests if events or circumstances arise that indicate that the carrying amount may be impaired.

In light of impairment indicators which include, among other factors, a sustained decline in the Company's stock price and, as a result, the Company's market capitalization, the Company decided to conduct an impairment test as of September 30, 2024.

The fair value of the reporting units was estimated using a discounted cash flow analysis. When performing this analysis, the Company also considered multiples of earnings from comparable public companies.

The Company performed a qualitative assessment of its Energy Storage reporting unit in order to determine whether it was necessary to conduct the quantitative goodwill impairment test. Based on the results of this assessment, the Company acknowledged that it was more likely than not, that the fair value of said reporting unit is lower than its carrying value, and as such a quantitative goodwill impairment test was performed. Based on the results of the quantitative test, the Energy Storage reporting unit's goodwill was impaired in its entirety. This goodwill impairment was recorded under Other operating expense (income), net in the consolidated statements of income (loss) section.

The Solar reporting unit was also examined. As a result of such quantitative testing, the Company determined that its fair value exceeds its carrying amount, and therefore no impairment was recorded.

Changes in the carrying amount of goodwill for the period ended September 30, 2024 were as follows:

	Solar	Energy Storage	Total
Goodwill at December 31, 2023	$40,632	$2,364	$42,996
Changes during the year:
Acquisitions	11,344	-	11,344
Accumulated impairment losses	-	(2,251)	(2,251)
Foreign currency adjustments	(101)	(113)	(214)
Goodwill at September 30, 2024	$51,875	$-	$51,875

For the three and nine months ended September 30, 2024, the Company recorded goodwill impairment losses in the amount of $2,251.

The Company did not record any goodwill impairment losses for the three and nine months ended September 30, 2023.

As of September 30, 2024 and December 31, 2023 accumulated goodwill impairment amounted to $92,355 and $90,104, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 10:       OTHER LONG TERM ASSETS

	September 30, 2024	December 31, 2023
Loan receivables	$50,000	$-
Cloud computing arrangements	24,006	13,666
Severance pay fund	9,561	9,241
Investments in privately held companies	22,574	7,650
Prepaid expenses and other	6,060	7,044
Total other long term assets	$112,201	$37,601

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 11:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the nine months ended September 30, 2024, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of September 30, 2024, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) both, in the amounts of NIS 148 million.

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

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	September 30, 2024	December 31, 2023
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$1,102	$4,477
Non-designated hedges	Prepaid expenses and other current assets	-	410
Total derivative assets		$1,102	$4,887

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Affected line item	2024	2023	2024	2023
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Income (loss) - Financial income (expense), net	$-	$5,841	$802	$5,841
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Income (loss) - Cash flow hedges	$1,131	$(2,713)	$(1,426)	$(6,861)

See Note 19 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash	Level 1	$289,287	$309,521
Money market mutual funds	Level 1	$11,180	$22,311
Deposits	Level 1	$3,437	$6,636
Derivative instruments	Level 2	$1,102	$4,887
Short-term marketable securities:
Corporate bonds	Level 2	$349,249	$481,820
U.S. Treasury securities	Level 2	$9,918	$15,261
U.S. Government agency securities	Level 2	$13,309	$8,795
Non-U.S. Government securities	Level 2	$2,393	$15,694
Long-term marketable securities:
Corporate bonds	Level 2	$46,691	$339,681
U.S. Treasury securities	Level 2	$-	$2,408
U.S. Government agency securities	Level 2	$9,350	$44,086
Non-U.S. Government securities	Level 2	$-	$21,650

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements. The implied fair values of the Solar and Energy Storage reporting units were estimated using the discounted cash flow approach (see Notes 8 and 9). The inputs to these models are considered Level 3.

NOTE 13:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, at the beginning of the period	$490,832	$488,587	$518,244	$385,057
Accruals for warranty during the period	15,981	65,401	47,320	220,422
Changes in estimates	6,878	300	16,188	10,355
Settlements	(34,787)	(38,476)	(102,848)	(100,022)
Balance, at end of the period	478,904	515,812	478,904	515,812
Less current portion	(163,561)	(174,125)	(163,561)	(174,125)
Long term portion	$315,343	$341,687	$315,343	$341,687

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, at the beginning of the period	$251,014	$232,828	$255,443	$213,577
Revenue recognized	(17,824)	(19,869)	(37,442)	(25,819)
Increase in deferred revenues and customer advances	20,947	21,130	36,136	46,331
Balance, at the end of the period	254,137	234,089	254,137	234,089
Less current portion	(27,367)	(22,064)	(27,367)	(22,064)
Long term portion	$226,770	$212,025	$226,770	$212,025

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024:

2024	$16,674
2025	14,248
2026	13,904
2027	11,829
2028	11,339
Thereafter	186,143
Total deferred revenues	$254,137

NOTE 15:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2024	December 31, 2023
Accrued expenses	$137,698	$142,130
Government authorities	35,595	34,309
Operating lease liabilities	12,439	17,704
Accrual for sales incentives	10,350	5,862
Other	6,052	5,906
Total accrued expenses and other current liabilities	$202,134	$205,911

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 16:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes, due 2025 (the “Notes 2025”). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 do not bear regular interest and mature on September 15, 2025, unless earlier repurchased or converted in accordance with their terms. The Notes 2025 are general senior unsecured obligations of the Company. Holders may convert their Notes 2025 prior to the close of business on the business day immediately preceding June 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business-day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes 2025 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the Indenture. In addition, holders may convert their Notes 2025, in multiples of $1,000 principal amount, at their option at any time beginning on or after June 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes 2025, without regard to the foregoing circumstances. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1,000 principal amount of Notes 2025, which is equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes 2025 may require the Company to repurchase all or a portion of their Notes 2025, in multiples of $1,000 principal amounts, at a repurchase price of 100% of the principal amount of the Notes 2025, plus any accrued and unpaid special interest to, but excluding the fundamental change repurchase date. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the Notes 2025 may be increased.

On June 28, 2024, the Company sold an aggregate principal amount of $300,000 of its 2.25% convertible senior notes, due in 2029 (the “Notes 2029”). The Notes 2029 were sold pursuant to an indenture, dated June 28, 2024 (the “Indenture 2029”), between the Company and U.S. Bank National Association, as trustee. The Notes 2029 will bear interest at a rate of 2.25% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Notes 2029 mature on July 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes 2029 are general senior unsecured obligations of the Company. Holders may convert their Notes 2029 at any time prior to the close of business on the business day immediately preceding April 1, 2029 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes 2029 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or if the Company provides a notice of redemption as described in the Indenture 2029. In addition, holders may convert their Notes 2029, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes 2029, without regard to the foregoing circumstances. The initial conversion rate for the Notes 2029 is 29.1375 shares of common stock per $1,000 principal amount of Notes 2029, which is equivalent to an initial conversion price of approximately $34.32 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture 2029.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture 2029), holders of the Notes 2029 may require the Company to repurchase all or a portion of their Notes 2029, in multiples of $1,000 principal amounts, at a repurchase price of 100% of the principal amount of the Notes 2029, plus any accrued and unpaid interest, if any, up to, but not including, the repurchase date. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the Notes 2029 may be increased.

The Notes 2029 are not redeemable prior to July 6, 2027. On or after July 6, 2027, the Company may redeem the Notes 2029 at its option if the last reported sale price of the common stock has been at least 130% of the conversion price, then in effect, for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds from this offering to repurchase $285,000 principal amount of its Notes 2025. The Company recorded under other income a gain of $15,456 from the repurchase of Notes 2025.

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

On July 8, 2024 the Company sold to Goldman Sachs & Co. LLC, as representative of the several initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from the Company, $37,000 aggregate principal amount of additional Notes 2029. The additional Notes 2029 were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, solely to cover over-allotments, under the purchase agreement described in the Company's Form 8-K filed on June 28, 2024.

The net proceeds from the exercise of the option granted by the Company to the Initial Purchasers of the Notes 2029 were approximately $36,237, after deducting fees and estimated expenses. Congruently, the Company has entered into additional capped call transactions. The Company used approximately $3,111 of the net proceeds from this offering to pay the cost of the additional capped call transactions. The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The convertible senior notes consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Notes 2025
Principal	$347,500	$632,500
Unamortized issuance costs	(1,600)	(5,119)
Net carrying amount Notes 2025	345,900	627,381
Notes 2029
Principal	337,000	-
Unamortized issuance costs	(7,386)	-
Net carrying amount Notes 2029	329,614	-

Total notes carrying amount	$675,514	$627,381

Costs related to the Notes 2025 and the Notes 2029 for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Notes 2025
Debt issuance cost	$1,138	$733	$1,874	$2,196
Notes 2029
Debt issuance cost	$393	$-	$400	$-
Contractual interest expense	$1,913	$-	$1,950	$-

As of September 30, 2024, the unamortized issuance costs of the Notes 2025 and Notes 2029 will be amortized over the remaining term of approximately 1 and 4.8 years, respectively.

The annual effective interest rate of Notes 2025 and Notes 2029 is 0.47%. and 2.75%, respectively.

As of September 30, 2024, the estimated fair value of Notes 2025 and Notes 2029, which the Company has classified as Level 2 financial instruments, is $324,044 and $306,633, respectively. The estimated fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of September 30, 2024, the if-converted value of the Notes 2025 and Notes 2029 did not exceed the principal amount.

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

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of September 30, 2024, a total of 23,709,926 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 12,392,004 shares are still available for future grants.

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

Under its 2015 Plan, the Company granted PSU awards to certain employees and officers which vest upon the achievement of certain performance or market conditions subject to their continued employment with the Company.

The market condition for the PSUs is based on the Company’s share price target or total shareholder return ("TSR") compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of September 30, 2024, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Exercised	(14,757)	4.60	-	537
Forfeited or expired	(666)	3.96	-	-
Outstanding as of September 30, 2024	301,993	$55.87	3.48	$899
Vested and expected to vest as of September 30, 2024	301,930	$55.82	3.45	$25,782
Exercisable as of September 30, 2024	299,552	$53.79	3.42	$25,782

The intrinsic value is the amount by which the closing price of the Company’s common stock on September 30, 2024 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and related information is as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested as of December 31, 2023	1,860,286	$182.52
Granted	1,731,577	45.89
Vested	(539,819)	187.51
Forfeited	(306,658)	158.23
Unvested as of September 30, 2024	2,745,386	$98.11

A summary of the activity in the PSUs and related information is as follows:

	Number of PSUs	Weighted average grant date fair value
Unvested as of December 31, 2023	74,415	$302.58
Granted	96,249	86.06
Vested	(12,277)	298.92
Forfeited	(14,196)	247.53
Unvested as of September 30, 2024	144,191	$163.78

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

c.	Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of September 30, 2024, a total of 4,638,023 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

The ESPP is implemented through an offering every six months. According to the ESPP, eligible employees may use the lesser of either up to 15% of their salaries or $15,000 per participant, to purchase common stock for every six month plan. The price of an ordinary share purchased under the ESPP is equal to 85% of the lower of the fair market value of the ordinary share on the subscription date of each offering period or on the purchase date.

As of September 30, 2024, 1,183,310 shares of common stock have been purchased under the ESPP.

As of September 30, 2024, 3,454,713 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income (loss) for the three and nine months ended September 30, 2024, and 2023, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expenses:
Cost of revenues	$6,038	$5,882	$18,224	$17,732
Research and development	17,115	16,481	51,893	50,962
Sales and marketing	6,816	7,739	22,876	23,640
General and administrative	6,672	6,713	19,825	22,681
Total stock-based compensation expenses	$36,641	$36,815	$112,818	$115,015

Stock-based compensation capitalized:
Inventory	$722	$655	$2,387	$1,666
Other long-term assets	508	422	1,451	1,259
Total stock-based compensation capitalized	$1,230	$1,077	$3,838	$2,925

The Company did not recognize any tax benefits realized with stock-based compensation for the three and nine months ended September 30, 2024.

The total tax benefit associated with stock-based compensation for the three months ended September 30, 2023 was $3,124. The tax benefit realized from stock-based compensation for the three months ended September 30, 2023 was $1,589.

The total tax benefit associated with stock-based compensation for the nine months ended September 30, 2023 was $11,422. The tax benefit realized from stock-based compensation for the nine months ended September 30, 2023 was and $7,050.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

As of September 30, 2024, there were total unrecognized compensation expenses in the amount of $264,268 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from October 1, 2024, through August 31, 2028.

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

During the nine months ended September 30, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.79 per share for a total of $50,315.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 18:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2024, contingent liabilities exist regarding guarantees in the amounts of $10,871, and $1,502 in respect of office rent lease agreements and other transactions, respectively.

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

As of September 30, 2024, the Company had non-cancellable purchase obligations totaling approximately $443,830, out of which the Company recorded a provision for loss in the amount of $46,617.

As of September 30, 2024, the Company had contractual obligations for capital expenditures totaling approximately $18,452. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and punitively on behalf of all others similarly situated, in the U.S. District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On February 7, 2024, the Court consolidated the two actions (the "Consolidated Securities Litigation"), and appointed co-lead plaintiffs (the "Plaintiffs") and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint makes substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”). The Motion was fully briefed as of September 16, 2024, and the parties are awaiting a decision. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

On March 15, 2024, Abdul Hirani (“Hirani”) filed a purported derivative complaint in the United States District Court for the Southern District of New York against certain current and former Company executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne (collectively, “Defendants”). The Hirani complaint makes largely the same allegations as those in the Consolidated Securities Litigation described above, namely, that the Company failed to disclose information about its inventory in Europe and cancellation rates from European distributors, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings. On June 10, 2024, Jonathan Blaufarb (“Blaufarb”) filed a second purported derivative complaint in the United States District Court for the Southern District of New York against the same Defendants as those named in the Hirani Complaint. The Blaufarb complaints makes largely the same allegations as well. It also pleads the same counts as those in the Hirani complaint, as well as additional counts for abuse of control and gross mismanagement.  Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated (the “Consolidated Derivative Actions”) with the Hirani matter designated as the lead case. On September 9, 2024, the parties agreed to stay the Consolidated Derivative Actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac (“Isaac”) filed a purported derivative complaint in the United States District Court for the District of Delaware against the same Defendants as those named in the Consolidated Securities Litigation. The Isaac complaint makes largely the same allegations as those included in the amended complaint in the Consolidated Securities Litigation and Consolidated Derivative Actions. It also pleads the similar counts to those in the Consolidate Securities Litigation, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The parties are conferring on service of process and a possible stay of proceedings pending resolution of the motion to dismiss in the Consolidated Securities Litigation.

In August 2019, the Company was served with a lawsuit filed in the civil courts of Milan, Italy against the Italian subsidiary of SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility S.r.l in the tender offer that followed the SolarEdge e-Mobility S.r.l Acquisition by certain former shareholders of SolarEdge e-Mobility S.r.l who tendered their shares. The lawsuit asked for damages of approximately $3,000, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. In December 2023, the court of Milan, rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, (i.e. 0.44 euros per share) for a total payment of approximately $1,700, which consists, in addition to the shareholders' compensation, legal expenses, court fees, VAT, and CPA expenses per local law. The Company filed an appeal to this decision on May 30, 2024 in the Court of Appeals of Milan, First Civil Chamber.

As of September 30, 2024, the Company recorded an accrual of $391 for legal claims which was recorded under accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(3,465)	$(18,611)	$(4,960)	$(25,449)
Revaluation	4,571	3,216	8,304	11,579
Tax on revaluation	(1,017)	(654)	(1,786)	(2,257)
Other comprehensive income before reclassifications	3,554	2,562	6,518	9,322
Reclassification	(777)	-	(2,747)	107
Tax on reclassification	198	-	699	(29)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(579)	-	(2,048)	78
Net current period other comprehensive income	2,975	2,562	4,470	9,400
Ending balance	$(490)	$(16,049)	$(490)	$(16,049)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$407	$(1,776)	$3,940	$(1,761)
Revaluation	1,286	(2,896)	(1,620)	(7,321)
Tax on revaluation	(155)	183	194	460
Other comprehensive loss before reclassifications	1,131	(2,713)	(1,426)	(6,861)
Reclassification	(646)	1,910	(1,755)	6,316
Tax on reclassification	78	(120)	211	(393)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(568)	1,790	(1,544)	5,923
Net current period other comprehensive income (loss)	563	(923)	(2,970)	(938)
Ending balance	$970	$(2,699)	$970	$(2,699)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(64,298)	$(50,695)	$(43,335)	$(37,960)
Revaluation	13,555	(9,989)	(7,408)	(22,724)
Ending balance	$(50,743)	$(60,684)	$(50,743)	$(60,684)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(10,594)	$(6,350)	$(2,530)	$(7,939)
Revaluation	3,604	1,833	(4,460)	3,422
Ending balance	$(6,990)	$(4,517)	$(6,990)	$(4,517)
Total	$(57,253)	$(83,949)	$(57,253)	$(83,949)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassification out of "Accumulated other comprehensive loss", net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Income
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale marketable securities
	$777	$-	$2,747	$(107)	Financial income (expense), net
	(198)	-	(699)	29	Income taxes
	$579	$-	$2,048	$(78)	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	78	(219)	204	(734)	Cost of revenues
	369	(1,138)	1,031	(3,789)	Research and development
	85	(256)	231	(791)	Sales and marketing
	114	(297)	289	(1,002)	General and administrative
	$646	$(1,910)	$1,755	$(6,316)	Total, before income taxes
	(78)	120	(211)	393	Income taxes
	568	(1,790)	1,544	(5,923)	Total, net of income taxes
Total reclassifications for the period	$1,147	$(1,790)	$3,592	$(6,001)

NOTE 20:       OTHER OPERATING EXPENSE (INCOME)

The following table presents the expenses (income) recorded in the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Impairment of intangible assets and goodwill	$24,725	$-	$24,725	$-
Impairment and disposal by abandonment of property, plant and equipment	204,888	-	206,620	-
Loss (gain) from sales of assets	(644)	-	1,838	(1,434)
Other	4,960	-	4,088	-
Total other operating expense (income), net	$233,929	$-	$237,271	$(1,434)

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

Restructuring and other exit charges for the three months ended September 30, 2024, by segment and type of cost were as follows:

	Solar		e-Mobility
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Contract termination and other	Total
Cost of revenues	$884	$332	$-	$(2)	$(4)	$1,210
Research and development	648	-	-	-	-	648
Sales and marketing	468	-	-	-	-	468
General and administrative	183	-	(11)	-	-	172
Total	$2,183	$332	$(11)	$(2)	$(4)	$2,498

Restructuring and other exit charges for the nine months ended September 30, 2024, by segment and type of cost were as follows:

	Solar		e-Mobility
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Contract termination and other	Total
Cost of revenues	$1,938	$9,619	$(200)	$(138)	$(859)	$10,360
Research and development	3,561	248	-	-	-	3,809
Sales and marketing	1,113	-	(4)	-	-	1,109
General and administrative	568	118	(54)	-	-	632
Total	$7,180	$9,985	$(258)	$(138)	$(859)	$15,910

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Inventory write-down [1]	Contract termination and other
Balance as of December 31, 2023	$2,373	$27,774	$30,393
Charges	6,922	(137)	9,124
Cash payments	(9,029)	-	(36,853)
Non-cash utilization and other	(266)	(6,171)	(2,664)
Balance as of September 30, 2024	$-	$21,466	$-

1 Inventory write-down is included under Inventories, net on the balance sheet.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 22:       INCOME TAXES

For the three months ended September 30, 2024, the Company reported income taxes at an effective tax rate of (11.2)%, compared to the three months ended September 30, 2023, where the Company reported income taxes at an effective tax rate of (143.6)%.

The change in effective tax rate in the three months ended September 30, 2024 compared to the corresponding period in 2023 is mainly due to the impairments and disposals, which significantly increased the quarterly loss before income tax, offset by higher tax expenses resulting from an increase in the valuation allowance during the quarter.

For the nine months ended September 30, 2024, the Company reported income taxes at an effective tax rate of (6.0)%, compared to the nine months ended September 30, 2023, where the Company reported income taxes at an effective tax rate of 33.6%.

The change in effective tax rate in the nine months ended September 30, 2024 compared to the corresponding period in 2023 is mainly due to the Company transitioning to a loss position in 2024 which has increased significantly as a result of impairments and disposals, in addition to higher tax expenses due to valuation allowance.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes they will not be realized. The Company considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Based primarily on the negative evidence outweighing the positive evidence, including the Company's three year cumulative, consolidated GAAP loss, historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, the Company believes there is uncertainty as to when it will be possible to utilize certain net operating losses (each a "NOL"), credit carryforwards and other deferred tax assets. Therefore, the Company recorded a valuation allowance against the deferred tax assets for which it is more-likely-than-not they will not be realized.

Should the Company's operating results improve and projections show continued utilization of the tax attributes, the Company would consider that as significant positive evidence and future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total DTAs.

As of September 30, 2024, and December 31, 2023, the Company recorded valuation allowance in the amount of $217,314 and $51,245, respectively.

As of September 30, 2024, and December 31, 2023, unrecognized tax benefits were valued at $21,992 and $15,908, respectively. If recognized, such benefits would favorably affect the Company’s effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest as of September 30, 2024 and December 31, 2023 were $5,543 and $2,927, respectively.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is expected to impact our business and operations. As part of such incentives, the IRA will, among other things, extend the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA is expected to further incentivize residential and commercial solar customers and developers due to the inclusion of significant tax credits for qualifying energy projects, and Advanced Manufacturing Production Tax Credits ("AMPTC") for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems. The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In the three and nine months ended September 30, 2024, the Company manufactured and sold products that entitle it to $13,963 and $44,084 of AMPTCs, respectively, which were recorded as a reduction in of cost of revenues. As of September 30, 2024 and December 31, 2023 benefits from AMPTCs of $68,001 and $6,020, respectively, were recorded as a tax prepayment within prepaid expenses and other current assets.

On October 24, 2024, final regulations concerning the application of IRC §45X were published. The regulations contain detailed rules concerning the eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems, that are included in the definition of Microinverters.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 23:       EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS:
Numerator:
Net income (loss)	$(1,205,321)	$(61,176)	$(1,493,450)	$196,712
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	57,029,983	56,671,504	56,952,656	56,435,880
Diluted EPS
Numerator:
Net income (loss) attributable to common stock, basic	$(1,205,321)	$(61,176)	$(1,493,450)	$196,712
Notes 2025	-	-	-	1,608
Net income (loss) attributable to common stock, diluted	$(1,205,321)	$(61,176)	$(1,493,450)	$198,320
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	57,029,983	56,671,504	56,952,656	56,435,880
Notes 2025	-	-	-	2,276,818
Effect of stock-based awards	-	-	-	584,725
Shares used in computing net earnings (loss) per share of common stock, diluted	57,029,983	56,671,504	56,952,656	59,297,423
Earnings (loss) per share:
Basic	$(21.13)	$(1.08)	$(26.22)	$3.49
Diluted	$(21.13)	$(1.08)	$(26.22)	$3.34

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based awards	2,552,867	1,072,938	2,055,632	-
Notes 2025	-	2,276,818	1,510,363	-
Notes 2029[1]	984,342	-	392,152	-
Total shares excluded	3,537,209	3,349,756	3,958,147	-

1 In conjunction with the issuance of the Notes 2029 in June 2024, the Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. In July 2024, following an additional issuance of the Notes 2029, $3,111 of net proceeds were used to pay the cost of capped call transactions. In accordance with FASB ASC 260, antidilutive contracts, such as purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transaction is excluded from our computation of diluted net income (loss) per share.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 24:       SEGMENT INFORMATION

Following the discontinuation of its e-Mobility LCV activity, the Company operates in three different operating segments: Solar, Energy Storage and Automation Machines.

The Company’s Interim Chief Executive Officer, who is the chief operating decision maker (“CODM”), makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the operating segments.

The Company does not allocate to its operating segments revenue recognized due to advance payments received for performance obligations that extend for a period greater than one year (“financing component”), related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606).

Segment profit (loss) is comprised of gross profit (loss) for the segment less operating expenses that do not include amortization, disposal by abandonment and impairment of long-lived assets, and impairment of purchased intangible assets, stock based compensation expenses, restructuring charges, discontinued activity charges and certain other items.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following tables present information on reportable segments profit (loss) for the period presented:

	Solar	Energy Storage	All other
Three Months Ended September 30, 2024
Revenues	$247,516	$10,900	$2,237
Cost of revenues	855,832	95,323	1,307
Gross profit (loss)	(608,316)	(84,423)	930
Research and development	47,569	4,590	179
Sales and marketing	28,369	997	212
General and administrative	33,037	1,278	51
Segments profit (loss)	$(717,291)	$(91,288)	$488

Three Months Ended September 30, 2023
Revenues	$676,929	$24,215	$23,946
Cost of revenues	514,390	35,931	23,748
Gross profit (loss)	162,539	(11,716)	198
Research and development	56,886	4,134	2,252
Sales and marketing	30,810	1,009	472
General and administrative	29,711	1,827	855
Segments profit (loss)	$45,132	$(18,686)	$(3,381)

Nine Months Ended September 30, 2024
Revenues	$678,861	$42,960	$8,156
Cost of revenues	1,290,748	138,107	5,778
Gross profit (loss)	(611,887)	(95,147)	2,378
Research and development	145,683	12,268	535
Sales and marketing	87,664	2,839	671
General and administrative	87,500	2,807	306
Segments profit (loss)	$(932,734)	$(113,061)	$866

Nine Months Ended September 30, 2023
Revenues	$2,532,794	$52,492	$74,594
Cost of revenues	1,723,438	82,912	70,914
Gross profit (loss)	809,356	(30,420)	3,680
Research and development	174,811	12,348	7,429
Sales and marketing	96,091	3,047	2,024
General and administrative	79,599	6,650	2,798
Segments profit (loss)	$458,855	$(52,465)	$(8,571)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Solar segment revenues	$247,516	$676,929	$678,861	$2,532,794
Energy Storage segment revenues	10,900	24,215	42,960	52,492
All other segment revenues	2,237	23,946	8,156	74,594
Revenues from finance component	250	215	730	604
Consolidated revenues	$260,903	$725,305	$730,707	$2,660,484

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Solar segment profit (loss)	$(717,291)	$45,132	$(932,734)	$458,855
Energy Storage segment loss	(91,288)	(18,686)	(113,061)	(52,465)
All other segment profit (loss)	488	(3,381)	866	(8,571)
Segments operating profit (loss)	(808,091)	23,065	(1,044,929)	397,819
Amounts not allocated to segments:
Stock based compensation expenses	(36,641)	(36,815)	(112,818)	(115,015)
Restructuring and other exit activities	(2,498)	-	(15,910)	-
Impairment and disposal by abandonment of long-lived assets	(232,102)	-	(233,834)	-
Amortization and depreciation of acquired assets	(2,872)	(2,750)	(6,902)	(6,164)
Other unallocated income (expenses)	(3,062)	(226)	(4,760)	1,146
Consolidated operating income (loss)	(1,085,266)	(16,726)	(1,419,153)	277,786
Financial income (expense), net	5,558	(7,901)	(2,371)	19,157
Other income (loss), net	(3,928)	(484)	14,623	(609)
Income (loss) before income taxes	$(1,083,636)	$(25,111)	$(1,406,901)	$296,334

NOTE 25:       SUBSEQUENT EVENTS

On November 4, 2024, the Company announced that it closed its first transaction for the sale of §45X Advanced Manufacturing Production Tax Credits in consideration for a cash payment of $40,000, net of discounts and fees to Genworth Financial Inc. (the "Tax Credits"). The credits were generated from the sales of inverters, produced during the first half of 2024, at the Company's facility in Austin, Texas.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions in accordance with information currently available to our management. Forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, competitive position, backlog, industry and regulatory environment, effects of acquisitions, growth opportunities, potential future impairments, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;
•	changes in the U.S. trade environment, including the imposition of import tariffs;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	volatility of our stock price;
•	our customers’ financial stability, creditworthiness, and debt leverage ratio;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel;
•	our ability to effectively design, launch, market, and sell new generations of our products and services;
•	our ability to retain, and events affecting, our major customers;
•	natural disasters, public health events and other disruptions;
•	impairment of our goodwill or other long-lived and intangible assets;
•	our liquidity and ability to service our debt;

the other factors set forth below in Part II, Item 1.A under “Risk Factors” and in Part I, Item 1A under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

The Company identified two reportable segments: the Solar segment and Energy Storage segment. The Solar segment includes the design, development, manufacturing, and sales of its DC optimized inverter solutions designed to maximize power generation at the PV module level and batteries for PV applications. The Solar segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform. The Energy Storage segment includes the design, development, manufacturing, and sales of high-energy, high-power, lithium-ion cells and BESS solutions for the C&I and Utility markets. The Energy Storage segment provides purpose-built components and solutions, hardware and software, as well as pre and post sales engineering support to design, build, and manage battery and system solutions according to the customer’s use cases and mission profiles. The “All other” category includes the design, development, manufacturing and sales of e-Mobility products (in prior periods) and automated machines.

In the third quarter of 2020, we began commercial shipments from our manufacturing facility in the North of Israel, “Sella 1”. The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles, as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers worldwide. In May 2022, we opened “Sella 2”, our own manufacturing facility for Li-Ion cells, in Korea. Sella 2 currently has a 2GWh capacity. In light of the Inflation Reduction Act legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of product with domestic content, as well as by incentivizing local manufacturing of our products, we began manufacturing inverters in Texas and reached full capacity there during the third quarter of 2024. We are also currently expanding additional manufacturing capabilities in G, for optimizers and inverters. With the manufacturing capabilities of these new sites and due to a decrease in demand for our products, we have reduced capacity in all of our manufacturing sites outside of the U.S. As of September 30, 2024, we shipped approximately 130.0 million power optimizers, 5.7 million inverters and 303.3 thousand batteries for PV applications. Over 4.1 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of September 30, 2024, we shipped approximately 55.3 GW of our DC optimized inverter systems and approximately 2.1 GWh of our batteries for PV applications.

Our revenues for the three months ended September 30, 2024, and 2023 were $260.9 million and $725.3 million, respectively,. Gross loss was 269.2%  for the three months ended September 30, 2024, compared to our gross margin of 19.7% for the three months ended September 30, 2023. Net loss for the three months ended September 30, 2024, and 2023 was $1,205.3 million and $61.2 million, respectively.

Our revenues for the nine months ended September 30, 2024, and 2023 were $730.7 million and $2,660.5 million, respectively. Gross loss was  101.2% for the nine months ended September 30, 2024, compared to our gross margin of 28.6% for the nine months ended September 30, 2023. Net loss for the nine months ended September 30, 2024 was $1,493.5 million compared to our net income in the amount of  $196.7 million, for the nine months ended September 30, 2023.

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products in our Solar segment from our direct customers since the second part of the third quarter of 2023. This was a result of slowed market demand in the third quarter of 2023, as distributors began to take actions to reduce inventory levels. In particular, beginning in the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We attribute these cancellations and push outs to high inventory in the channels and slower than expected installation rates both in the United States and Europe. This trend continued in the subsequent quarters. Additionally, the Company anticipates a continued lower level of revenues in the fourth quarter of 2024 when compared to the same quarter last year, as the inventory destocking process continues.

Disruptions due to the war in Israel

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended September 30, approximately 10% of our employees in Israel have been called to active reserve duty for varying periods. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers, a prolonged war or an escalation of the current condition in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature, and the extent of these events, the adverse effect on our business operations is still unknown.

The majority of our key employees and officers are residents of Israel. If any of our facilities in Israel were to be damaged, destroyed or otherwise rendered unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay commercialization of our products, and if we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict, have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. In 2022, rising global interest in becoming less dependent on gas and oil led to higher demand for our products. The conflict adversely affected the prices of raw materials arriving from Eastern Asia and resulted in an increase in gas and oil prices. Furthermore, various shipment routes were adversely impacted by the conflict resulting in increased shipment lead times and shipping costs for our products. While the impact of this conflict continued to decrease in 2024, a change or escalation of this ongoing conflict could increase the impacts from the circumstances described above and may lead to an adverse effect on our business and results of operations.

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several provisions intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit and production tax credit through 2034 and is therefore expected to increase the demand for solar products. The IRA also further incentivizes residential and commercial solar customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. Section 45X of the IRA offers advanced manufacturing production tax credits ("AMPTC") that incentivize the production of eligible components within the U.S. To that end, we established manufacturing capabilities in the U.S. in 2023. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. On October 24, 2024, final regulations concerning the application of IRC §45X were published. The regulations contain detailed rules concerning the eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems, that are included in the definition of Microinverters.

We continue to monitor the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers and the domestic content tax credit bonus that provides incentives for project owners.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Inverters shipped	57,642	273,883	192,296	938,171
Power optimizers shipped	1,848,653	3,266,487	4,921,254	15,238,543
Megawatts shipped[1]	850	3,796	2,668	11,728
Megawatts hour shipped - batteries for PV applications	189	121	446	612

1Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter, as specified by the manufacturer.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of income (loss) data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenues	$260,903	$725,305	$730,707	$2,660,484
Cost of revenues	963,229	582,488	1,470,189	1,900,236
Gross profit (loss)	(702,326)	142,817	(739,482)	760,248
Operating expenses:
Research and development	70,372	80,082	214,999	246,481
Sales and marketing	37,427	40,351	116,316	125,539
General and administrative	41,212	39,110	111,085	111,876
Other operating expense (income), net	233,929	—	237,271	(1,434)
Total operating expenses	382,940	159,543	679,671	482,462
Operating income (loss)	(1,085,266)	(16,726)	(1,419,153)	277,786
Financial income (expense), net	5,558	(7,901)	(2,371)	19,157
Other income (loss), net	(3,928)	(484)	14,623	(609)
Income (loss) before income taxes	(1,083,636)	(25,111)	(1,406,901)	296,334
Income taxes	(121,108)	(36,065)	(85,109)	(99,622)
Net loss from equity method investments	(577)	—	(1,440)	—
Net income (loss)	$(1,205,321)	$(61,176)	$(1,493,450)	$196,712

Comparison of three and nine months ended September 30, 2024, and the three and nine months ended September 30, 2023

Revenues

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Revenues	$260,903	$725,305	$(464,402)	(64.0)%	$730,707	$2,660,484	$(1,929,777)	(72.5)%

Revenues decreased by $464.4 million, or 64.0%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to (i) a decrease of $416.5 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $22.1 million in revenues generated in 2023 from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity; and (iii) a decrease of $14.6 million related to less ancillary solar products sold. The overall decrease in revenues was due to a decline in demand that began in the second part of the third quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates, leading to substantial unexpected cancellations and push outs of existing backlog, from our distributors.

Revenues from outside of the U.S. comprised 50.7% of our revenues in the three months ended September 30, 2024 as compared to 73.0% in the three months ended September 30, 2023.

The number of power optimizers recognized as revenues decreased by approximately 1.4 million units, or 43.8%, from approximately 3.3 million units, in the three months ended September 30, 2023, to approximately 1.8 million units in the three months ended September 30, 2024. The number of inverters recognized as revenues decreased by approximately 203.9 thousand units, or 76.5%, from approximately 266.6 thousand units in the three months ended September 30, 2023 to approximately 62.7 thousand units in the three months ended September 30, 2024. The megawatts hour of batteries for PV applications recognized as revenues increased by approximately 55.2 megawatts hour, or 35.9% from approximately 153.7 in the three months ended September 30, 2023 to approximately 208.9 megawatts hour in the three months ended September 30, 2024, as a result of lower demand.

Our blended ASP per watt for solar products excluding batteries for PV applications is calculated by dividing the sales of solar products, excluding the sales of batteries for PV applications, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding batteries for PV applications increased by $0.039, or 24.0%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in blended ASP per watt is mainly attributed to a higher number of power optimizers and other solar products shipped compared to the number of inverters shipped. This increase in blended ASP per watt was partially offset by an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix.

Our blended ASP per watt/hour for batteries for PV applications is calculated by dividing batteries for PV applications sales, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by $0.158, or 33.3%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in blended ASP per watt/hour is mainly attributed to a price reduction of our batteries for PV applications.

Revenues decreased by $1,929.8 million, or 72.5%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to (i) a decrease of $1,640.5 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $167.7 million related to the lower number of batteries for PV applications sold, primarily in Europe; (iii) a decrease of $65.9 million in revenues generated from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity; and (iv) a decrease of $60.0 million related to less ancillary solar products sold. The overall decrease in revenues was due to the decline in demand that began in the second part of the third quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates, leading to substantial unexpected cancellations and push outs of existing backlog, from our distributors.

Revenues from outside of the U.S. comprised 60.2% of our revenues in the nine months ended September 30, 2024 as compared to 75.7% in the nine months ended September 30, 2023.

The number of power optimizers recognized as revenues decreased by approximately 10.4 million units, or 68.0%, from approximately 15.3 million units, in the nine months ended September 30, 2023, to approximately 4.9 million units in the nine months ended September 30, 2024. The number of inverters recognized as revenues decreased by approximately 742.0 thousand units, or 79.6%, from approximately 932.4 thousand units in the nine months ended September 30, 2023 to approximately 190.4 thousand units in the nine months ended September 30, 2024. The megawatts hour of batteries for PV applications recognized as revenues decreased by approximately 215.2 megawatts hour, or 33.4% from approximately 643.6 megawatts hour in the nine months ended September 30, 2023 to approximately 428.4 megawatts hour in the nine months ended September 30, 2024 as a result of lower demand.

Our blended ASP per watt for solar products shipped excluding batteries for PV applications increased by $0.005, or 2.9%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in blended ASP per watt is mainly attributed to a higher number of power optimizers and other solar products shipped compared to the number of inverters shipped. This increase in blended ASP per watt was partially offset by price reduction as well as an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix.

Our blended ASP per watt/hour for batteries for PV applications decreased by $0.126, or 26.3%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease in blended ASP per watt/hour is mainly attributed to price reduction of our batteries for PV applications.

Cost of Revenues and Gross Profit (loss)

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Cost of revenues	$963,229	$582,488	$380,741	65.4%	$1,470,189	$1,900,236	$(430,047)	(22.6)%
Gross profit (loss)	$(702,326)	$142,817	$(845,143)	(591.8)%	$(739,482)	$760,248	$(1,499,730)	(197.3)%

Cost of revenues increased by $380.7 million, or 65.4%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in inventory write-down accruals of $642.4 million related to the slowdown in our products demand, and excess inventory in our channels, the repeated price reductions and the introduction of a new generation of our products, which was partially offset by:

•	a decrease in direct cost of revenues sold of $157.2 million which includes a decrease in the volume of products sold and an increase of $14.0 million in AMPTC recognized;

•	a decrease in warranty expenses and warranty accruals of $52.1 million associated primarily with a decrease in revenues; and
•	a decrease in shipment and logistic costs in an aggregate amount of $44.2 million due to a decrease in volumes shipped;

Gross profit as a percentage of revenue decreased from 19.7%, in the three months ended September 30, 2023, to a gross loss of 269.2% in the three months ended September 30, 2024, primarily due to:

•	inventory write-down accruals resulting in lower gross margin of approximately 250%;

•	price reductions to our batteries for PV applications, which contributed a higher portion of our total product mix resulting in lower gross margin of approximately 23%;

•	lower absolute fixed and other production related costs, which were divided this quarter by significantly lower revenue, resulting in lower gross margin of approximately 13%.

Cost of revenues decreased by $430.0 million, or 22.6%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to:

•	a decrease in direct cost of revenues sold of $731.2 million which includes both a decrease in the volume of products sold and an increase of $44.1 million AMPTC recognized;

•	a decrease in warranty expenses and warranty accruals of $190.0 million associated primarily with a decrease in revenues;

•	a decrease in shipment and logistic costs in an aggregate amount of $124.1 million due to a decrease in volumes shipped and a decrease in expedited shipments costs.

These movements were partially offset by an increase of $636.5 million in inventory write-down related to the slowdown in our products demand and excess inventory in our channel, the repeated price reductions and the introduction of a new generation of our products.

Gross profit as a percentage of revenue decreased from 28.6% in the nine months ended September 30, 2023 to gross loss of  101.2% in the nine months ended September 30, 2024  primarily due to:

•	inventory write-down accruals resulting in lower gross margin of approximately 90%;

•	lower absolute fixed and other production related costs, which were divided this year by a significantly lower revenue, resulting in a lower gross margin, of approximately 23%; and

•	price reduction and a higher portion of our single phase batteries, out of our total product mix, resulting in lower gross margin of approximately 16%.

Operating Expenses:

Research and Development

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Research and development	$70,372	$80,082	$(9,710)	(12.1)%	$214,999	$246,481	$(31,482)	(12.8)%

Research and development costs decreased by $9.7 million or 12.1%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $5.8 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors in an amount of $2.5 million.

Research and development costs decreased by $31.5 million or 12.8%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $20.6 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors in an amount of $8.4 million.

Sales and Marketing

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Sales and marketing	$37,427	$40,351	$(2,924)	(7.2)%	$116,316	$125,539	$(9,223)	(7.3)%

Sales and marketing expenses decreased by $2.9 million, or 7.2%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in personnel-related costs of $2.7 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

Sales and marketing expenses decreased by $9.2 million, or 7.3%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $6.4 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease of $1.4 million in training-related expenses.

General and Administrative

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
General and administrative	$41,212	$39,110	$2,102	5.4%	$111,085	$111,876	$(791)	(0.7)%

General and administrative expenses increased by $2.1 million, or 5.4%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in expenses related to doubtful debt of $4.4 million. This was partially offset by:

•	a decrease in expenses related to consultants and sub-contractors of $0.7 million; and

•	a decrease in personnel-related costs of $0.5 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

General and administrative expenses decreased by $0.8 million, or 0.7%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to:

•	a decrease in personnel-related costs of $7.1 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors $5.6 million.

•	a decrease of $1.1 million related to other administrative costs.

These were partially offset by an increase in expenses related to doubtful debt of $13.2 million

Other operating expense (income), net

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Other operating expense (income), net	$233,929	$—	$233,929	100.0%	$237,271	$(1,434)	$238,705	(16,646.1)%

Other operating expenses, net, increased by $233.9 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to:

•	an increase of $207.4 million in losses related to the impairment of property, plant and equipment;

•	an increase of $22.5 million in losses related to the impairment of intangible assets; and

•	an increase of $2.3 million in losses related to the impairment of goodwill.

Other operating expense, net was $237.3 million, in the nine months ended September 30, 2024, compared to other operating income, net of $1.4 million in the nine months ended September 30, 2023, primarily due to:

•	an increase of $209.1 million in losses related to the impairment of property, plant, and equipment;

•	an increase of $22.5 million in losses related to the impairment of intangible assets; and

•	an increase of $2.3 million in losses related to the impairment of goodwill.

Financial income (expense), net

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Financial income (expense), net	$5,558	$(7,901)	$13,459	(170.3)%	$(2,371)	$19,157	$(21,528)	(112.4)%

Financial income, net was $5.6 million in the three months ended September 30, 2024,  compared to financial expense, net in the amount of $7.9 million in the three months ended September 30, 2023, primarily due to $4.6 million income in the three months ended September 30, 2024 as compared to expenses of $16.4 million in the three months ended September 30, 2023, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar. This was partially offset by a decrease of $5.8 million in income related to hedging transactions.

Financial expenses, net was $2.4 million in the nine months ended September 30, 2024, compared to financial income, net in the amount of  $19.2 million in the nine months ended September 30, 2023, primarily due to:

•	an increase in expenses of $11.4 million due to credit loss related to loans receivables.

•	a decrease of $5.0 million in income related to hedging transactions.

•	an expense of $0.5 million compared to an income of $4.8 million in fluctuations in foreign exchange rates primarily between the Euro and the NIS against the U.S. dollar.

Please refer to the section entitled "Foreign Currency Exchange Risk" under Item 3 of this report for additional information.

Other income (loss), net

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Other income (loss), net	$(3,928)	$(484)	$(3,444)	711.6%	$14,623	$(609)	$15,232	(2,501.1)%

Other loss increased by $3.4 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a loss of $5.0 million related to impairment of an investment in a privately held company. This was partially offset by an increase of $1.1 million in realized gain from marketable securities.

Other income, net was $14.6 million in the nine months ended September 30, 2024, compared to other loss, net of $0.6 million in the nine months ended September 30, 2023, primarily due to:

•	an increase of $15.5 million due to a gain from the repurchase of the 2025 Notes;

•	an increase of $3.2 million in realized gain from marketable securities; and

•	an increase of $1.1 million due to a gain from the revaluation of equity investment as a result of business combination.

These were partially offset by an increase in loss of $5.0 million as a result of an impairment of an investment in privately held company.

Tax benefits (income taxes)

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Income taxes	$(121,108)	$(36,065)	$(85,043)	235.8%	$(85,109)	$(99,622)	$14,513	(14.6)%

Income taxes increased by $85.0 million  in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to:

•
an increase in deferred tax expenses of $141.2 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven mainly by a valuation allowance due to uncertainty regarding future profitability.

•
a decrease of $46.8 million in current tax expenses related to the decrease in profits before tax in certain jurisdictions, partially offset by an increase in our provision for uncertain tax positions.

Income taxes decreased by $14.5 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to:

•
a decrease of $104.0 million in current tax expenses mainly related to the decrease in profits before tax in certain jurisdictions, partially offset by an increase in our provision for uncertain tax positions.

•
an increase in deferred tax expenses of $98.0 million, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven mainly by the valuation allowance due to uncertainty regarding  future profitability.

Net loss from equity method investments

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Net loss from equity method investments	$577	$—	$577	100.0%	$1,440	$—	$1,440	100.0%

Net loss from equity method investments increased by $0.6 million, or 100% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Net loss from equity method investments increased by $1.4 million, or 100% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Net Income (loss)

	Three months ended September 30, 2024 to 2023				Nine months ended September 30, 2024 to 2023
	2024	2023	Change		2024	2023	Change
	(In thousands)
Net income (loss)	$(1,205,321)	$(61,176)	$(1,144,145)	1,870.3%	$(1,493,450)	$196,712	$(1,690,162)	(859.2)%

As a result of the factors discussed above, net loss in the three months ended September 30, 2024 and September 30, 2023 was $1,205.3 million and $61.2 million, respectively.

As a result of the factors discussed above, net loss was $1,493.5 million in the nine months ended September 30, 2024, as compared to a net income of $196.7 million in the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,		2023 to 2024
	2024	2023	Change		2024	2023	Change
					(In thousands)
Solar
Revenues	247,516	676,929	(429,413)	(63.4)%	678,861	2,532,794	(1,853,933)	(73.2)%
Segment profit (loss)	(717,291)	45,132	(762,423)	(1,689.3)%	(932,734)	458,855	(1,391,589)	(303.3)%
Energy Storage
Revenues	10,900	24,215	(13,315)	(55.0)%	42,960	52,492	(9,532)	(18.2)%
Segment loss	(91,288)	(18,686)	(72,602)	388.5%	(113,061)	(52,465)	(60,596)	115.5%
All other
Revenues	2,237	23,946	(21,709)	(90.7)%	8,156	74,594	(66,438)	(89.1)%
Segment profit (loss)	488	(3,381)	3,869	(114.4)%	866	(8,571)	9,437	(110.1)%
Not allocated to segments
Revenues not allocated to segments	250	215	35	16.3%	730	604	126	20.9%
Expenses, net not allocated to segments	(277,175)	(39,791)	(237,384)	596.6%	(374,224)	(120,033)	(254,191)	211.8%

       Solar

As discussed above, this decrease in revenues was due to high inventory in the channels and slower than expected installation rates beginning in the third quarter of 2023, leading to substantial unexpected cancellations and push outs of existing backlog from our distributors.

Solar revenues decreased by $429.4 million, or 63.4%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily due to (i) a decrease of $416.5 million related to a decrease in the number of inverters and power optimizers sold; and a decrease of $14.6 million related to less ancillary solar products sold.

Solar operating loss was $717.3 million, in the three months ended September 30, 2024, as compared to profit of $45.1 million in the three months ended September 30, 2023. This was due to the decrease of $429.4 million in revenue as well as a significant increase in inventory write-down accrual of $545.2 million related to the slowdown in our products demand and the repeated price reductions, which were partially offset by a decrease in direct cost of revenues associated with a decrease in the volume of products sold of $118.0 million, a decrease in warranty expenses and warranty accruals of $51.4 million associated primarily with a decrease in revenues and a decrease in shipment and logistic costs in an aggregate amount of $32.2 million_ due to a decrease in volumes shipped;

Solar revenues decreased by $1,853.9 million, or 73.2%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily due to (i) a decrease of $1,640.5 million related to a decrease in the number of inverters and power optimizers sold;  (ii) a decrease of $167.7 million related to the number of batteries for PV applications sold primarily in Europe; (iii)  a decrease of $60.0 million related to less ancillary solar products sold.

Solar operating loss was $932.7 million, in the nine months ended September 30, 2024, as compared to profit of $458.9 million in the nine months ended September 30, 2023. This was primarily due to the decrease of $1,853.9 million in revenue followed by a decrease in direct cost of revenues of $648.8 million, a decrease in warranty expenses and warranty accruals of $192.8 million, and a decrease of $118.9 million in shipment and logistic costs, all associated with a decrease in the volume of products sold which was offset by a significant increase in inventory write-down accrual valued at $554.3 million related to the slowdown in our products demand and repeated price reductions.

Energy Storage

Energy Storage revenues decreased by $13.3 million, or 55.0%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Energy Storage operating loss increased by $72.6 million, or 388.5%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in operating loss was primarily due to the decrease in revenues and an increase of $59.4 million in cost of revenues mainly attributed to an increase in inventory write-down partially offset by a decrease in direct cost of revenues.

Energy Storage revenues decreased by $9.5 million, or 18.2%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Energy Storage operating loss increased by $60.6 million, or 115.5%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in operating loss was primarily due to the decrease in revenues as well as an increase of $55.2 million in cost of revenues mainly attributed to an increase in inventory write-down partially offset by a decrease in direct cost of revenues.

All other

All other segments revenues decreased by $21.7 million, or 90.7%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the discontinuation of the Company’s LCV e-Mobility activity.

All other segments operating profit was $0.5 million in the three months ended September 30, 2024, compared to operating loss of  $3.4 million, in the three months ended September 30, 2023. This improvement was mainly due to the discontinuation of our LCV e-Mobility activity.

All other segments revenues decreased by $66.4 million, or 89.1%, in the nine months ended September 30, 2024, as compared to the  nine months ended September 30, 2023, primarily due to the discontinuation of the Company’s LCV e-Mobility activity.

All other segments operating profit was $0.9 million in the nine months ended September 30, 2024, compared to operating loss of  $8.6 million, in the  nine months ended September 30, 2023. This improvement was mainly due to the discontinuation of our LCV e-Mobility activity.

Not allocated to segments

There were no significant changes in revenues not allocated to segments in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Expenses, net, not allocated to segments increased by $237.4 million, or 596.6%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was mainly due to the impairment of property, plant and equipment, intangible assets and goodwill.

There were no significant changes in revenues not allocated to segments in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Expenses, net, not allocated to segments increased by $254.2 million, or 211.8%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was mainly due to the impairment of property, plant and equipment, intangible assets and goodwill as well as an increase in costs related to the Restructuring Plan, all of which are not assessed by our CODM and therefore not allocated to any of the segments above.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net cash used in operating activities	$(63,865)	$40,585	$(325,656)	$(40,203)
Net cash provided by (used in) investing activities	75,531	(43,733)	318,755	(188,187)
Net cash provided by (used in) financing activities	30,811	(1,164)	(19,873)	(11,305)
Increase (decrease) in cash and cash equivalents	$42,477	$(4,312)	$(26,774)	$(239,695)

As of September 30, 2024, our cash and cash equivalents were $303.9 million. This amount does not include $430.9 million invested in available-for-sale marketable securities and $4.1 million invested in restricted bank deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments, any potential future share repurchases and the repayment of our convertible notes due 2025. As of September 30, 2024, we have open commitments for capital expenditures in an amount of approximately $18.5 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $443.8 million related to raw materials and commitments for the future manufacturing of our products.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt.

Operating Activities

Operating cash flows consist primarily of net income (loss), adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities increased by $285.5 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, mainly due to net loss adjusted for certain non-cash items generated in the nine months ended September 30, 2024 as compared to net income adjusted for certain non-cash items in the nine months ended September 30, 2023, which was partially offset by lower operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities was $318.8 million in the nine months ended September 30, 2024 as compared to cash used in investing activities of $188.2 million in the nine months ended September 30, 2023, primarily driven by an increase of $508.9 million in proceeds provided by sales and maturities of available-for-sale marketable securities and a decrease of $34.1 million in purchase of property plant and equipment and a decrease of  $13.6 million in purchases of available-for-sale debt investments. These were partially offset by an increase of $22.9 million in disbursements of loans made by the Company and an increase of  $17.7 million in cash used in the purchase of privately-held companies.

Financing Activities

Financing cash flows consisted primarily of repurchases of our common stock under the share repurchase program, the issuance and repurchase of convertible notes, and our employee equity incentive plans. Cash used in financing activities in the nine months ended September 30, 2024 increased by $8.6 million compared to the nine months ended September 30, 2023, primarily due to a $267.9 million increase in cash used for the repurchase of convertible note, an increase of $50.3 million in cash used in share repurchases, a $28.3 million increase in cash used to purchase the capped call transactions and  $13.0 million decrease in proceeds provided by the exercise of stock-based awards. This was partially offset by a $329.2 million increase in cash provided by the issuance of convertible notes and a decrease of $21.6 million in withholding taxes remitted to the tax authorities related to the exercise of stock-based awards.

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

During the nine months ended September 30, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.79 per share for a total of $50.3 million.

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

On July 8, 2024, we sold an aggregate principal amount of $37 million of the Notes 2029. The Notes 2029 were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, as described above in Note 16, “Convertible Senior Notes.”

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as mentioned in Note 1, “General” (if any).

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

Foreign Currency Exchange Risk

Approximately 44.93% and 70.87% of our revenues for the nine months ended September 30, 2024, and 2023, respectively, were earned in non U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, Euro, and to a lesser extent, the South Korean Won (“KRW”). Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $45.8 million for the nine months ended September 30, 2024. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $20.8 million for the nine months ended September 30, 2024.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2024, three major customers jointly accounted for approximately 37.4% of our consolidated trade receivables, net balance. As of September 30, 2023, two major customers jointly accounted for approximately 37.3% of our consolidated trade receivables, net balance. For the three months ended September 30, 2024, one major customer accounted for approximately 16.7% of our total revenues. For the three months ended September 30, 2023, two major customers jointly accounted for approximately 27.3% of our total revenues. For the nine months ended September 30, 2024 one major customer accounted for approximately 11.0% of our total revenues. For the nine months ended September 30, 2023 two major customers accounted for approximately 25.4% of our total revenues.

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

ITEM 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim chief executive officer and chief financial officer concluded, as of September 30, 2024, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.  Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 18 – “Commitments and Contingent Liabilities” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2023. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.

Disruption to our business operations as a result of war and hostilities in Israel and other conditions in Israel that affect our operations may limit our ability to develop, produce and sell our products and have a material adverse effect on our business, financial condition, and results of operations.

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

Violence between Hamas and Israel started on October 7, 2023 when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023 the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Hezbollah (an Islamist militia and political group based in Lebanon) also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and towns in northern Israel in October 2023.Since our headquarters and most of our employees operate from Israel, the state of war has disrupted and is continuing to disrupt our business operations. This situation has impacted the availability of our workforce, as approximately 10% of our workforce in Israel, where we are headquartered, have been called into active reserve duty. Several of our employees who reside close to the southern or northern boarders of Israel have been forced to evacuate their homes and have relocated to temporary housing. Since the education system is partially operating, many of our employees with small children are working from home. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers a prolonged war or an escalation of the current conditions in Israel could  materially adversely affect our business, financial condition, and results of operations.

On September 17, 2024, the  Israeli cabinet declared the return of displaced Israeli residents to their homes, in the North of the country as a war goal, which has caused an intensification of fighting. The potential deterioration of Israel’s economy, as a direct and indirect result of these terrorist attacks and the military campaigns in Gaza and Lebanon that has resulted from them, could have a material adverse effect on us and our ability to effectively conduct our operations.

In addition, any future ongoing armed conflict, political instability or violence in the region may impede our ability to manage our business effectively, operate our manufacturing plant in northern Israel, engage in research and development, or otherwise adversely affect our business or operations. In the event of escalation of the current war situation or others, we may be forced to cease operations, which may cause delays in the distribution and sale of our products. Some of our directors, executive officers, and employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. In the event that our principal executive office is damaged as a result of hostile action, or hostilities otherwise disrupt the ongoing operation of our offices, our ability to operate could be materially adversely affected.

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

Additionally, in 2023, the Israeli government announced plans to significantly reduce the Israeli Supreme Court's judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges. Although the Israeli Supreme Court partially struck down these plans, the current government has vowed to make other changes to law that limit the powers of the Supreme Court. If such government plans are eventually enacted, they may cause operational challenges for us since we are headquartered in Israel and many of our employees are located in Israel. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel due in part to the reluctance of foreign investors to invest or transact business in Israel, and lead to increased volatility in foreign exchange rates involving the Israeli new shekel, downgrades in the credit rating of Israel, increased volatility in securities markets, and other changes in macroeconomic conditions. All of these risks have been compounded by the current wars against Hamas and Hezbollah.

The loss of key executives, and our ability to retain key personnel and attract additional qualified personnel

On August 26, 2024, the Company's former CEO, Zvi Lando resigned, and the Board of Directors appointed its former CFO, Ronen Faier to the position of interim CEO. In conjunction with this transition, the Board of Directors also appointed Ariel Porat, formerly the Company’s Senior Vice President of Finance, to serve as CFO. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge, and any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements, any and all of which could in turn adversely impact our business, financial condition, and results of operations.

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

We have incurred significant losses and expect to incur losses in the future, which could restrict our liquidity and ability to service our debt

The Company’s accumulated deficit totaled $715.28 million as of September 30, 2024 and we expect to incur  losses in future periods. These losses could restrict our operations and make it more difficult for us to service our debt obligations and satisfy our liquidity needs. These outcomes could increase our vulnerability to general adverse economic, industry or competitive conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; limit our ability to raise additional debt or equity capital in the future; and restrict us from exploiting business opportunities, any or all of which could adversely affect our business, financial condition, and results of operations.Our future operations are also dependent on the success of the Company’s development and commercialization efforts and, ultimately, upon the market acceptance of the Company’s products. Our failure to develop and commercialize its products successfully, or to achieve market acceptance for our products, could have an adverse effect on our business, financial condition, and results of operations and subject us to further losses.

Additional impairments of the carrying value of our long-lived assets, goodwill or other intangible assets could adversely affect our financial condition and results of operations.

Our long-lived assets, goodwill and other intangible assets represent a significant portion of our total assets. We test our goodwill and such assets for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets, which include complex, and often subjective, assumptions and estimates. These assumptions and estimates can be affected by a variety of external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations

During the three months ended September 30, 2024, we concluded indicators of impairment existed due to a sustained decline in the Company's stock price and, as a result, the Company’s market capitalization. Therefore we performed an interim impairment test of long-lived assets, goodwill and other intangible assets, which resulted in an impairment charge and disposals related to certain tangible assets of $207.4 million and a goodwill impairment charge of $2.3 million (see Notes 7, 8 and 9 to the financial statements for additional information).

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.  D efaults upon Senior Securities.

None

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

5.01 Tax Credit Purchase and Sale Agreement between SolarEdge Manufacturing Inc. and Genworth Financial., Inc. dated November 4, 2024.

Pursuant to the Tax Purchase and Sale Agreement  (the “Credit Sale and Transfer Agreement”), the Company agreed to sell to the Purchaser $42.6 million of advanced manufacturing production tax credits (“Tax Credits”) generated by the production of certain inverter components in the United States and the sale of such components during the first half of 2024 (the “Eligible Transactions”) pursuant to Sections 45X and and 6418 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the Credit Sale and Transfer Agreement, the purchase price for such Tax Credits is $40.1 million which was paid at closing.

The foregoing summary of the Credit Sale and Transfer Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, which will be filed by the Company as required in its Form 10-K for the year ending December 31, 2024.

ITEM 6.  Exhibits

Index to Exhibit

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Interim Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL	Included in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 2024

/s/ Ronen Faier
Ronen Faier
Interim Chief Executive Officer (Principal Executive Officer)

Date:   November 7, 2024

/s/ Ariel Porat
Ariel Porat
Chief Financial Officer (Principal Financial Officer)