Form 10-K
period 2024-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2025-02-25
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐      No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.25 billion (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $25.26 per share as reported on the Nasdaq Global Select Market.

As of February 1, 2025, there were 58,782,519 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K, including:

•	future demand for renewable energy including solar energy solutions;
•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;
•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, rising interest rates and recessionary concerns;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;
•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	delays, disruptions, and quality control problems in manufacturing;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	disruption in our global supply chain and rising prices of oil and raw materials as a result of global unrest such as the conflict between Russia and Ukraine;
•	performance of distributors and large installers in selling our products;
•	consolidation in the solar industry among our customers and distributors;
•	our ability to manage effectively the growth of our organization and expansion into new markets;
•	our ability to recognize expected benefits from restructuring plans

i

•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•
disruption to our business operations due to the evolving state of war in Israel and political conditions related to the Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements including emerging environmental, social and governance requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;
•	changes in the U.S. trade environment, including the imposition of import tariffs;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	volatility of our stock price;
•	our customers’ financial stability, creditworthiness and debt leverage ratio;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel;
•	our ability to effectively design, launch, market, and sell new generations of our products and services;
•	our ability to retain, and events affecting, our major customers;
•	our ability to integrate acquired businesses;
•	natural disasters, public health events and other disruptions;
•	impairment of our goodwill or other long-lived and intangible assets;
•	our liquidity and our ability to service our debt; and
•	the other factors set forth under “Item 1A. Risk Factors.”

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

ii

PART I

ITEM 1.  Business

Introduction

We are a leading provider of an optimized inverter solution that changed the way power is harvested and managed in photovoltaic (also known as PV) systems. Our direct current (“DC”), optimized inverter system maximizes power generation while lowering the cost of energy produced by the PV system for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include: comprehensive and advanced safety features, improved design flexibility, efficient integration (DC coupled) with SolarEdge storage solutions, and improved operation and maintenance, or O&M, with remote monitoring at the module-level. The typical SolarEdge DC optimized inverter system consists of inverters, Power Optimizers, a communication device which enables access to a cloud-based Monitoring Platform and, in many cases, a battery and additional smart energy management solutions and devices, such as EV chargers and load controllers. As part of our hardware sales, we also provide the energy management software which controls, manages and optimizes the energy production, storage and use of energy generated by our systems. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility scale solar installations. Since we began commercial shipments in 2010, we have shipped approximately 56.2 gigawatts (“GW”) of our DC optimized inverter systems and our products have been installed in solar PV systems in over 145 countries.

Since introducing the DC optimized inverter solution in 2010, SolarEdge has expanded its activity to other areas of smart energy technology, both through organic growth and through acquisitions. By leveraging world-class engineering capabilities and with a relentless focus on innovation, SolarEdge now offers energy solutions that include primarily the hardware technology used in residential, commercial, and small scale utility PV systems and also product offerings in the areas of energy storage systems, or ESS, including manufacturing of lithium-ion cells and batteries, smart trackers for solar panels, EV chargers, home and commercial energy management software, grid services and software platforms and applications that enable development of virtual power plants ("VPPs").

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

As of December 31, 2024, we have shipped in the aggregate approximately 132.1 million Power Optimizers and 5.8 million inverters. More than 4.2 million PV installations, many of which may include multiple inverters, are currently connected to and monitored through our cloud-based Monitoring Platform.

The SolarEdge Solution. The key advantages of our solution over a traditional string inverter PV system include:

•
Maximized PV module power output.  Our Power Optimizers provide module-level, maximum power point ("MPP") tracking, i.e. real-time adjustments of current and voltage to the optimal working point of each individual PV module. This enables each PV module to continuously operate at its MPP, independent of other modules in the same string, thus minimizing power lost due to module mismatch (e.g. due to manufacturing differences, aging, etc.)  and partial shading. By performing these adjustments at a very high rate, our Power Optimizers also reduce the dynamic MPP losses associated with traditional inverters.

•
Optimized architecture with economies of scale.  Our system shifts certain functions of the traditional inverter to our Power Optimizers while keeping the DC to AC function and grid interaction in our inverter. As a result, our inverter is smaller, more efficient and more reliable than inverters used in traditional string inverter systems. The cost saving that we have achieved with the inverter enables our system to be priced at a cost per watt that is comparable with traditional inverter systems of leading manufacturers. As a PV system grows in size, our inverter benefits from economies of scale. This enables our technology to be viable for both large commercial and small-scale utility applications.

•
Enhanced system design flexibility.  Unlike a traditional inverter system that requires each parallel connected string to be substantially the same length, use the same type of PV modules and be positioned at the same angle toward the sun, our system allows significant design flexibility by enabling the installer to place PV modules in uneven string lengths, on multiple roof facets, and in locations receiving different irradiance. This design flexibility increases the amount of the available roof that can be utilized for power production. As a result, our system is significantly less prone to wasted roof space resulting from rooftop asymmetries and obstructions.

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

•
Continuous monitoring and control to reduce operation and maintenance costs.  Our cloud-based monitoring platform provides data visibility at the module level, string level, inverter level and system level. The data can be accessed remotely by any web-enabled device, allowing comprehensive analysis, immediate fault detection and alerts. These monitoring features reduce O&M costs for the system owner by identifying and locating faults, enabling remote testing and reducing field visits.

•
Enhanced safety. We have incorporated module-level safety mechanisms in our system to protect installers, electricians and firefighters. Each Power Optimizer is configured to reduce output voltage to 1 volt unless the Power Optimizer receives a fail-safe signal from a functioning inverter that is paired to the optimizer. As a result, if the inverter is shut down (e.g., for system maintenance, grid shutdown, due to malfunction, in the event of a fire or otherwise), the DC voltage throughout the system is reduced to a safe level. Our DC optimized inverters comply with the applicable safety requirements of the regions in which they are sold, providing cost savings to installers by reducing the need for additional hardware such as DC breakers, switches or fire-proof ducts required by traditional inverter systems. In the U.S., the SolarEdge SafeDC feature is compliant with NEC 2020 & NEC 2023 Rapid Shutdown functionality, Section 690.12. SolarEdge inverters also have a built-in safety feature designed to mitigate the effects of some arcing faults that may pose a risk of fire, in compliance with the UL1699B arc detection standard. Most SolarEdge inverters comply with IEC 63027 arc detection standards. In addition, some of the SolarEdge Power Optimizers include the SolarEdge "Sense Connect" capability which is designed to monitor Power Optimizers’ connectors, and identify improper connections and possible malfunctions for early detection and mitigation of arc risks.

•
High reliability. Solar PV systems are typically expected to operate for at least 25 years under harsh outdoor conditions. High reliability is critical and is facilitated by our utilization of systems and components that have low heat generation, solid and stable materials, and the minimal use of moving parts in our products. We have designed our system to meet these stringent requirements. Our Power Optimizers’ high switching frequency allows the use of ceramic capacitors with a low, fixed rate of aging and a proven life expectancy in excess of 25 years. Further, we use application-specific integrated circuits (“ASICs”) that embed many of the required electronics. This reduces the number of components and consequently the potential points of failure.

•
DC Coupling with Energy Storage. Our DC-optimized inverter system enables direct storage of solar energy in batteries without the need for DC-AC or AC-DC conversions, a process known as DC coupling. This approach eliminates energy loss that is typically associated with such conversions, allowing for more efficient energy management within the battery. As a result, users benefit from improved efficiency, increased savings, and a higher overall return on investment (ROI). Additionally, when paired with a DC-enabled EV charger, solar energy can directly charge electric vehicles, further enhancing energy retention by minimizing conversion losses.

•
Energy Management. Our residential and commercial systems feature SolarEdge ONE, a single platform to manage, monitor and gain real-time, module-level insights on all site energy assets. SolarEdge ONE manages a site’s entire energy portfolio, including PV, battery storage, EV, smart devices, and building assets, to ensure optimized performance of each component. It includes a wealth of innovative capabilities tailored to the specific needs of the varying residential and commercial system stakeholders and is fortified with advanced cyber capabilities designed to protect against current and future cyber threats.

For residential systems, SolarEdge ONE optimizes the way homeowners use, store, and sell their energy, in accordance with their personalized preferences. It enables users to store solar energy at cost-effective times. It also allows homeowners to control the timing of their PV energy consumption in order to increase their energy independence, take advantage of lower time-of-use rates, reduce electricity bills, and improve overall system return on investment.

Commercial installations benefit from SolarEdge ONE’s ability to synchronize production, consumption, and storage to align with business goals, making data-driven decisions based on customer definitions and market conditions. SolarEdge ONE includes robust monitoring and reporting tools that enable PV professionals to enhance operational efficiencies and lower maintenance costs across their fleets.

The SolarEdge ONE for commercial and industrial (C&I) capabilities extend to optimization and management of sites featuring large quantities of EV chargers (e.g. workplaces, parking lots, apartment buildings, public charging stations, etc.) as well as support for enterprises seeking to take control of their energy usage with greater energy management and connectivity capabilities, enabling more efficient and sustainable energy management.

•
Distributed Energy Generation. As an electric grid evolves from centralized power stations to a network of distributed, renewable energy sources, our inverter can serve as a local control system that manages the energy resources within such a distributed network. Our inverters facilitate the creation of a distributed and interactive grid, enhancing grid stability. One such example is inverter-enabled charging and discharging of batteries within a VPP, helping to manage grid load and support grid stability.

Our Product Offering

Our primary segment is our solar business, which includes the following products:

SolarEdge Power Optimizer. Our Power Optimizer which forms an integral part of our DC optimized inverter system is a highly reliable and efficient DC-to-DC converter which is connected to each PV module. Our Power Optimizer increases energy output from the connected PV module by continuously tracking the MPP of the module and controlling its operating point. The Power Optimizer’s ability to track the MPP of the connected PV module and its ability to adjust the optimizer output voltage enables the inverter’s input voltage to remain fixed under a large variety of string configurations. This feature enhances the flexibility in PV system designs, enabling a single inverter to be connected to strings of different lengths to PV modules featuring multiple orientations, and using various PV module types. In addition, our Power Optimizers monitor the performance of each PV module and communicate performance data to our inverter using our proprietary power line communications ("PLC"). In turn, the inverter transmits this information to our monitoring server. Each Power Optimizer is equipped with our proprietary safety mechanism which automatically reduces the output voltage of each PV module to 1 volt unless the Power Optimizer receives a fail-safe signal from a paired functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the system is designed to reduce the DC voltage to a safe level. Some of our SolarEdge Power Optimizers include our "Sense-Connect” capability which is designed to monitor Power Optimizers’ connectors to identify improper connections and possible malfunctions, enabling the early detection and mitigation of arc risks.

Our Power Optimizers are designed to withstand high temperatures and harsh environmental conditions and contain multiple bypass features that localize failures and enable continued system operation, even in cases of Power Optimizer failure, in the vast majority of cases. Our Power Optimizers are compatible with most modules on the market today and carry a 25-year product warranty. During the year ended December 31, 2024, the year ended December 31, 2023 and the year ended December 31, 2022, revenues derived from the sale of Power Optimizers represented 34.9%, 30.3% and 36.5% of total revenues, respectively.

SolarEdge Inverters. Our DC-to-AC inverters which form an integral part of our DC optimized inverter systems, contain sophisticated digital control technology with efficient power conversion architecture resulting in superior solar power harvesting and high reliability, and are designed to work exclusively with our DC Power Optimizers. A proprietary power line communication receiver is integrated into each inverter, receiving data from our Power Optimizers, storing this data and transmitting it to our monitoring server when an internet connection exists. Since each string that features our Power Optimizers provides fixed input voltage to our inverter, the inverter is able to operate at an optimized efficiency at all times and therefore is more cost effective, energy efficient and reliable.

Like our Power Optimizers, our inverters are designed to withstand harsh environmental conditions.
We currently offer single-phase inverters designed to address the residential market (3 kilowatt (“kW”) to 11.4 kW), and three-phase inverters designed to address the residential and commercial markets (4 kW to 120 kW). We also offer our three-phase SolarEdge Terramax™ inverters, which are designed to address the ground mount market (300kW to 330kW). Paired with our H-Series Power Optimizers, the SolarEdge Terramax™ supports distributed and centralized inverter configurations and is designed for small-scale utility installations, community solar, floating PV, and dual use Agri-PV sites that harvest crops.

The vast majority of our inverters are sold with a 12 year warranty that is extendable to 20 or 25 years for an additional cost. During the year ended December 31, 2024, the year ended December 31, 2023 and the year ended December 31, 2022 revenues derived from the sale of inverters, represented 27.5%, 46.2% and 36.6% of our total revenues, respectively.

Storage Solutions.

For the Residential Market: The SolarEdge Home Battery 400V, our DC-coupled, 10kWh, single phase battery integrates with our single phase SolarEdge Home Hub and Wave family of inverters. We also offer the SolarEdge Home Battery 48V, our DC-coupled, 4.6kWh, battery that integrates with our three phase SolarEdge Home Hub Inverters. When connected with our SolarEdge Home Backup Interface (BUI), either our single and three phase inverters, the SolarEdge Home Battery provides homeowners the ability to power their homes even when the grid is off for anywhere from several hours to many days, depending on use of loads and available sunlight during the outage. The battery also works in tandem with the SolarEdge ONE energy optimization system to optimize the use of solar energy in locations with different types of import and export tariffs scenarios (such as time of use and dynamic rates).

With the SolarEdge backup solution, power is stored in a battery and can be used during a power outage to power essential devices such as refrigerators, communication devices, lighting, and AC outlets for anywhere from several hours to many days, depending on use of loads and available sunlight during the outage.

For the Commercial market: Released in 2024, the SolarEdge CSS-OD is a 102.4 kilowatt hour (“kWh") rated solution scalable up to  megawatt hour ("MWh") size sites, suitable for indoor outdoor or indoor installations. It consists of a pre-assembled battery cabinet and battery inverter, featuring safety features and connects with the SolarEdge PV system. The CSS-OD is managed by the SolarEdge ONE for our C&I energy optimization platform, which controls the battery’s functionality to support various use cases such as maximum self-consumption, peak shaving and more, for maximum electricity savings.

The CSS-OD solution also supports backup power by integrating with the CSS-OD back up unit, or BUI, which is available in some countries. It is designed to avoid downtime with uninterrupted power supply, ensuring continuous business operations during unplanned outages or challenging grid conditions such as load shedding.

For small-scale indoor/outdoor commercial sites, we also offer our modular SolarEdge 48V battery. Scaling up to 69kW per hour per site, this battery supports new and existing PV installations connected to three phase SolarEdge commercial inverters. This on-grid storage solution can enable system owners to reduce their electricity costs by storing excess solar production in the battery for maximizing self-consumption and by boosting their resilience to volatile electricity prices.

EV Chargers and Software management of EV charging. SolarEdge sells EV chargers for residential and commercial applications which allow the system owner to redirect excess PV energy to charge electric vehicles. This product enables consumers to increase their self-consumption of clean energy. The SolarEdge ONE smart energy optimization system can be programmed to automatically charge the EVs using energy generated at the most advantageous times  and the optimal economically efficient rates.

In addition, in April 2024, we completed the acquisition of all outstanding shares in Weev Energy B.F. Ltd., ("Wevo"). Wevo is a software company specializing in EV charging optimization and management for sites with large quantities of EV chargers such as apartment buildings, workplace parking lots, and public charging locations. The Wevo solution is expected to become a part of the SolarEdge ONE energy optimization system for our C&I segment, designed to offer SolarEdge customers a single energy optimization solution that manages and integrates between on-site solar generation, battery storage and large-scale EV charging.

Smart Energy Products. As the solar energy industry evolves, SolarEdge has and continues to develop innovative solutions to further enhance smart energy technology, including inverters that include compatibility with batteries for increased self-consumption for backup, backup interfaces devices, smart meters, smart energy management devices (sockets, hot water controllers, wireless relay) and smart PV modules. This product expansion has enabled us to increase average revenue per installation, or ARPI.

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

Smart Energy Management. We have developed smart energy management software and capabilities that integrate seamlessly with our hardware solutions. These innovations enable system owners to store solar energy at cost-effective times, and control the timing of their PV energy consumption. This approach increases their energy independence, take advantage of lower time-of-use rates, reduces electricity bills, and improves overall system ROI.

SolarEdge ONE is an energy optimization system, designed for a dynamic energy landscape. It deploys a personalized 24-hour home energy plan that adapts to real-time market and weather changes, optimizing how homeowners use, store & sell their PV power to maximize savings. ONE is based on AI algorithms that gather & process data from three sources: external data (weather forecasts, utility rates), internal data (homeowner usage patterns & PV system parameters), and homeowner preferences and schedules. SolarEdge ONE is designed to adapt to dynamic or peak rates tariffs, optimize negative rates, facilitate VPP participation, and maximize self-consumption & backup duration, while synchronizing with site data & correcting itself in real-time.

In April 2023, SolarEdge completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the C&I sector. Hark's platform is designed to enable commercial and industrial customers expanded capabilities in energy management and connectivity, including identification of potential energy savings, detection of anomalies in assets’ energy consumption, and optimization of energy usage and carbon emissions through load orchestration and storage control.

SolarEdge Software Solutions. We offer a variety of professional software tools to support the complete PV system planning, installation, monitoring and maintenance processes of our DC optimized inverter solutions:

Monitoring Platform. The SolarEdge monitoring platform is a cloud-based monitoring platform which collects power, voltage, current temperature, and other data sent from SolarEdge inverters and Power Optimizers and allows users to view the data pertaining to their SolarEdge site/s at the module level, string level, inverter level and system level. The monitoring platform is accessible from most browsers and from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential issues. The monitoring software includes features which are used routinely by integrators, installers, maintenance staff, and system owners to improve a solar PV system’s performance.

mySolarEdge app. The mySolarEdge application enables system owners to track their real-time system production and household energy consumption, view their inverter and battery status for quick analysis, and control the battery's back-up configuration, all from their mobile phones.

SolarEdge Go app. The SolarEdgeGo app is a mobile application designed for SolarEdge installers, integrating installation, management, and service capabilities into a single platform. This comprehensive app allows installers to manage their fleets efficiently by providing real-time alerts, equipment management, and user administration. It also offers remote service and operation features, including diagnosis, troubleshooting, and configuration, which help minimize downtime and reduce the need for on-site visits. Additionally, SolarEdge Go simplifies the commissioning process with an intuitive step-by-step “wizard” and detailed reports, ensuring streamlined installations. This app enhances the overall installer experience by consolidating multiple functionalities into one tool, making it convenient  for installers to monitor and manage their entire fleet.

Designer platform. Our designer platform is a proprietary web-based tool that helps solar professionals plan, build, simulate, and validate residential and commercial systems from inception to installation.

Mapper application. The mapper application provides SolarEdge installers with an efficient, streamlined process for registering the physical layout of new PV sites installed with SolarEdge DC optimized inverter systems in the SolarEdge Monitoring Platform. Installers can use the Mapper application to scan SolarEdge Power Optimizer and SolarEdge inverter barcodes, creating a virtual map of the PV site in the monitoring platform. The map may later help facilitate remote diagnostics thereby enabling enhanced customer support and reducing maintenance costs for installers and SolarEdge system owners.

SetApp application. The SetApp application is used to activate and configure SolarEdge inverters during commissioning directly through a smartphone. This application is designed to simplify and expedite installations.

Grid Services. As PV and storage continue to proliferate around the world, energy production is transitioning from a centralized system to a distributed network model, where energy is produced and stored close to the location in which it is consumed. This model creates an opportunity for new interconnected and decentralized energy networks offering improved grid reliability and stability, new energy service and reduction in grid infrastructure costs. SolarEdge grid services deliver near real-time aggregated control and data reporting, enabling the pooling of distributed energy resources - photovoltaic systems, battery storage and electric vehicle chargers, in the cloud for the creation of VPPs. The SolarEdge grid services and VPP solution provide management platforms to enable near real-time, aggregated control of available energy resources to meet ever-changing supply needs and demand. Our Virtual Power Plant program interfaces (APIs) are used by our partners for countering peak demand events and for participating in various electricity markets. In 2024, SolarEdge continued to sell grid services in the U.S., Europe and Australia, including services provided to independent system operators, energy retailers, national installers and others. In the last year, SolarEdge has introduced flexible grid services by partnering with Axle Energy in the United Kingdom and with Frank Energie in the Netherlands.

Product Roadmap

Our solar segment products reflect our focus on innovation, the capacity of our technology departments as well as the emphasis that we put on creating value for our customers. Our core solar product roadmap is divided into five categories: Power Optimizers, inverters, software supporting our DC optimized inverter systems, batteries for PV applications, and smart energy management.

Power Optimizers. We currently sell our fourth and fifth generation of Power Optimizers, the S-Series, designed for fully automated assembly and based on our fourth and fifth generation ASICs, respectively. We have launched the H1300, a Gen 4 based power optimizer, as a part of the SolarEdge TerraMax™ inverter solution, and expect to add the H1500 Power Optimizer to the TerraMax™ offering. The H1500 will enable more power per string and support even higher power PV modules, leading to reduced BoS costs. The H-Series models are our first optimizer equipped with high frequency DC power line communications technology which allows communication with larger numbers of Power Optimizers for ground mount applications as well as improved remote software upgrade capabilities. A key element of our reliability strategy, and a significant differentiator relative to our competitors, is our use of proprietary ASICs to control our Power Optimizer’s power conversion, safety features, and PV module monitoring. Instead of using large numbers of discrete components, our Power Optimizer uses a single proprietary ASIC, thus reducing the total number of components in an electrical circuit and improving reliability.

With each new ASIC generated, we have reduced the number of components required for any given functionality, thereby adding more functions to the Power Optimizer, and meaningfully improves its efficiency. This improvement in efficiency reduces energy loss, which in turn, decreases heat dissipation. This enables design of a more cost-effective and typically smaller enclosure and while keeping the electronics cooler, thereby improving the Power Optimizer’s reliability. Our research and development teams continuously work on further improving our ASICs and releasing new generations of this advanced technology.

Inverters. Our inverter roadmap includes both new products as well as additional capabilities for existing inverters. Our inverter roadmap is intended to serve four main purposes: (i) expand addressable markets: develop new and larger inverters, designed specifically for larger commercial installations and utility-scale projects; (ii) improve electronic design: increase total power throughput while minimally changing the existing enclosure, thereby reducing cost per watt and increasing economies of scale; (iii) simplify and enhance ease of installation: integrate additional functionality required in certain installations to reduce costs of additional hardware and subcontractors’ labor costs; and (iv) improve the residential inverter's functionality: serve as a hub for home energy management, integrating, controlling and optimizing the main home energy sources and loads.

Software.  We continue to expand our software offering with the introduction of new tools and features. These include both professional web-based software and system owner applications such as fleet management, the site designer tool, the mySolarEdge consumer applications, all of which are offered to our install base as complimentary to the sales of our hardware solutions.

Our cloud-based Monitoring Platform is in the process of being phased out, as we continue to migrate users to the new SolarEdge One energy optimization platform, launched in 2024. We are continuously developing tools to accommodate our growth and further enhance our service offering. We continue developing algorithms that detect and pinpoint problems that can affect power production in field systems. We plan to add more capabilities through our public API to allow users to build and integrate our system into their own systems and build and share useful applications based on monitoring data gathered by our software.

Since our acquisition of Wevo, in April 2024, we continue to integrate Wevo's charging optimization and management software capabilities into our SolarEdge ONE for C&I platform. We are also working to provide partners with enhanced transparency and control over their energy usage and carbon emissions, by integrating new energy management and connectivity capabilities with SolarEdge

Batteries for PV applications.  Our residential storage solution, launched in 2021, is designed to integrate with our single-phase and three-phase inverters to provide optimal energy management, maximum efficiency, longer backup times and increased ease of use for homeowners. We expect to continue to expand our residential storage solutions to cover more applications, improve battery management, efficiency and integration with energy management systems. In 2024 we accelerated the development of our next-generation residential battery for single-phase and three-phase systems, which is planned to be launched sometime in 2025.

Smart Energy Management. We are developing new features and capabilities for the smart energy management solutions, which are constantly evolving. For instance, our SolarEdge Home Local Controller, will enable the homeowner to run and manage their most energy-intensive devices on excess solar energy. We are also introducing smart energy management and fleet management to the commercial segment. We also plan on expanding the availability of our smart energy products, including smart energy management devices, to new geographies and use cases.

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

Sales and Marketing Strategy

Our solar business strategy is to focus on penetrating new geographic regions and increasing our market share. More specifically, we focus on markets where electricity prices, irradiance and government policies make solar PV installations economically viable. Our solar products have been installed in over 145 countries.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. Our products are carried and actively sold by most of the top solar PV distributors as well as the largest electrical distribution companies. As of December 31, 2024, based on the number of installer accounts on our monitoring portal, over 74,000 installers around the world have installed SolarEdge solar PV systems.

Additionally, as further detailed below, we have launched several programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars, and partner trainings to teach them how to best design, sell, and implement our technology in their projects.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In 2024, one of our customers, CED group, represented 12.9% of our revenues. None of our other customers accounted for more than ten percent of our revenues in the year ended December 31, 2024.

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

During 2024, our training portal (Edge Academy) hosted over 225,000 learners.

During 2024, over 14,000 installers completed our certification programs.

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

Customer service and satisfaction continues to be a key component of our business offering and we consider it integral to our continued success. We maintain high levels of customer engagement through our call centers in California, Australia, Japan, Israel, India, Bulgaria, Brazil, Taiwan, Thailand, South Africa, Philippines and Poland. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. As of December 31, 2024, our customer support and training organization consisted of 662 employees worldwide.

Our Technology

We have drawn on our expertise in the fields of power electronics, analog and digital electronics, magnetic design, mechanical and heat dissipation, control, and algorithms, power line communications and lithium-ion battery technology to design and develop what we believe to be the most advanced commercial solutions for harvesting power from solar PV, storage and energy management solutions for residential and commercial applications. These technologies are explained in greater detail below.

As part of our growth strategy, we have acquired companies that have technologies that can leverage our expertise in power electronics and power optimization. By combining acquired resources with our current research and development teams, we are expanding our activities into other areas such as  energy IoT, EV charging optimization, and energy storage systems.

Power Optimizers

Our Power Optimizers are DC/DC step up/step down ("buck+boost") converters designed and developed to operate in harsh outdoor environments at very high conversion efficiency. Our Power Optimizers include proprietary power electronics and control loops customized to efficiently convert power from the PV module to the inverter.

A key factor in the performance of our Power Optimizer is determined by the digital control algorithms and closed-loop control mechanism. The Power Optimizer’s control is built into our advanced ASIC which is responsible for all digital control functions of the power optimizer, including detailed power analysis, digital real-time control of the power conversion subsystem, power line communications and networking. Since each Power Optimizer handles the power and voltage of either a single module or two modules, we are able to reach a high degree of semiconductor integration by leveraging low-cost silicon in standard semiconductor packages. As a result, much of the Power Optimizer functionality can be integrated into a standard ASIC instead of requiring discrete electronic components, resulting in lower costs and higher reliability.

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

Inverters

Most of our inverters are designed for single-stage DC/AC conversion. Using our inverter in combination with the Power Optimizers allows the inverter control loop to maintain a regulated DC voltage level at its input, thereby enabling the inclusion of long, uneven, and multi-faceted strings of solar modules while also enabling custom, cost efficient, and reliable inverter design and component selection. All of the power components, as well as the main magnetic components for our inverters, can then be optimized for highly efficient DC/AC inversion.

Our inverters’ digital control algorithms are implemented using programmable digital signal processors which allow for flexibility and the adaptation of control loops for various grids and for the requirements and standards of different grid operators across geographies. We have already implemented the control mechanisms necessary to support advanced grid codes and standards that are required to support high penetration of solar energy into utility grids. We continue to develop and manufacture our own DSP (ASIC) in our inverters which enables us to improve the performance of our control loops, increase our cost savings and reduce dependence on third party suppliers. The DSP (ASIC) performs the critical power analysis and power conversion control functions of the inverter. The power analysis functions process the state and working parameters at the power inverter’s input and output, and together with advanced digital control and state machine logic controls the power conversion function. Additionally, our digital control system uses technology that is designed to allow the inverter to anticipate and adapt to changing operating conditions, and to protect itself against system anomalies as well as comply with applicable regulations in the different regions in which we operate.

Our DSP (ASIC) is also in charge of our PLC networking link between the inverter and the optimizers. Our PLC uses a proprietary networking technology that we developed, utilizing the existing DC wiring between the Power Optimizers and the inverter to transmit and receive data and commands between these devices.

We have developed and continue to develop in-house design and manufacturing capabilities for several major passive components, such as magnetic components, in order to decrease dependence on suppliers, improve component performance, reduce costs and have better control over our production processes.

Batteries for PV applications

Residential Market.

In 2021, we released our first lithium-ion residential batteries for sale in the U.S. and Europe through our solar distribution channels. Our batteries are composed of lithium cells, a Battery Management System (BMS), bi-directional DC/DC high efficiency converter that facilitates the charging and discharging of the battery,and a user interface. Our DC/DC converter uses digital control algorithms, which are implemented using a programmable digital signal processor. Our power products, inverter, Power Optimizers and battery are connected to the same DC bus, allowing the battery to be directly charged by the DC current generated by the Power Optimizers and bypassing the AC conversion, thereby reducing the round-trip efficiency of PV generated power provided from batteries the AC loads.

Our DC-coupled battery is designed to connect with our inverters, allowing up to three batteries per inverter. Our batteries can be connected to our cloud‑based monitoring platform, reporting information on the battery status, solar production, and self-consumption data.

Commercial market.

Our 102.4kWh-rated CSS-OD battery solution was released in 2024 for commercial PV system owners. Designed for indoor and outdoor use, including operation in harsh environments, it is delivered in a pre-assembled enclosure, with an integrated 50kW inverter, to minimize onsite work and reduce installation faults. The CSS-OD is an AC-coupled battery, supporting connection of up to two CSS-OD batteries for each SolarEdge commercial inverter, scaling up to MWh-size sites.

The CSS-OD’s, built-in safety technology, is designed to address potential risks at four distinct levels, creating a multi-layered safety net that safeguards both the system and the site. At the most granular level, the cell and energy module protection focus on preventing risks at the core of the battery. Each of the 20 energy modules comes with its own battery management unit (BMU) that continuously measures voltage and temperature for performance and safety optimization. At the cluster-level, the CSS-OD has multiple safety mechanisms including fire, smoke, and water sensors, to monitor and regulate the behavior of groups of energy modules. The cabinet layer provides physical and environmental protection for the battery system as a whole and software-driven safety measures are provided at the application level, including real-time alerts and diagnostics.

The CSS-OD is designed to protect internal components with a built-in battery enclosure HVAC system, module-level fire detection mechanism and multiple electrical safeguards such as Dual DC Relays and DC Breakers (MCCB) that work to isolate faults in connected energy modules. The CSS-OD is connected to our SolarEdge ONE for the C&I platform, for cloud-based O&M and monitoring. It presents operational status and alerts from cell to cabinet level and consolidates data and alerts for both the PV system and CSS-OD battery.

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate, and localize. We currently contract to have our solar products manufactured by two of the world’s leading global electronics manufacturing service providers, Jabil Circuit, Inc. (“Jabil”) and Flex Ltd. (“Flex”). By using contract manufacturers, we are able to access advanced manufacturing equipment, processes, skills and capacity on a relatively “asset light” budget while remaining flexible in our manufacturing operations and are able to enjoy the CM’s global reach and access to different manufacturing regions. Our contract manufacturers are responsible for funding some of the  capital expenses incurred in connection with the manufacture of our products, except with regard to some of the automated optimizer assembly lines, our proprietary end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by the Company. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines save for circumstances where the direct purchase by us of non-specific manufacturing equipment will result in a substantial reduction in costs in which case we will consider financing such non-specific manufacturing equipment ourselves. In light of recent Inflation Reduction Act legislation in the United States which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing manufacturers of such products domestically, we are manufacturing single phase inverters in Texas, are currently increasing manufacturing of three phase inverters and optimizers in Florida, and are also ramping manufacturing of our residential batteries in Utah. With the ramp-up of these new sites and as part of an effort to centralize and improve operational activity, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to maintain manufacturing capabilities in Vietnam with a third party manufacturer.

Our own manufacturing facility in the North of Israel, is called “Sella 1". The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers worldwide.

SolarEdge is mindful of the transformative impact of automation and AI in manufacturing efficiency and product innovation. We are continuously striving to enhance the capabilities of all of our products through cutting-edge advancements in production processes. One significant focus that we have taken on is automating the manufacture of our inverters, aiming to replicate the significant advantages achieved in the automated manufacturing line of our optimizers.

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

Reliability and Quality Control

Our Power Optimizers are connected to each PV module by installers, designed to be as reliable as the PV module itself and capable of withstanding the same operating and environmental conditions.

Our reliability methodology includes a multi-level plan with design analysis, sub-system testing of critical components by Accelerated Life Testing, and integrative testing of design prototypes by Highly Accelerated Life Testing and large sample groups. As part of our reliability efforts, we subject components to industry standard conditions and tests including in accelerated life chambers that simulate burn-in, thermal cycling, damp-heat, and other stresses at large sample size groups. For validation purposes, finished products are tested by simulating accelerated aging through the use of Thermal Cycling, Damp Heat, and High Temperature Endurance. Specific additional tests have been developed to assess design changes' impact on reliability. We also conduct out of box audits (OBA) on our finished products. In addition, online reliability tests (ORT) are conducted on our optimizers and we test complete products in stress tests and in the field. Our rigorous testing processes have helped us to develop highly reliable products.

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

We have a strong research and development team with wide ranging experience in power electronics, semiconductors, power line communications and networking, chemical, mechanical and software engineering. In addition, many members of our research and development team have expertise in solar technologies. As of December 31, 2024 our research and development organization had a headcount of 1,171 employees.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2024, SolarEdge had 595 issued patents worldwide and 393 patent applications pending for examination. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control, battery technology and management systems. Our issued patents are scheduled to expire between 2025 and 2044.

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

Competition

The markets for our solar products are competitive, and we compete with manufacturers of traditional inverters, as well as manufacturers of other MLPE systems. The principal areas in which we compete with other companies include:

•	product and system performance and features;

•	total cost of ownership (TCO);

•	reliability and duration of product warranty;

•	customer service and support;

•	breadth of product line;

•	technological expertise;

•	brand recognition;

•	local sales and distribution capabilities;

•	compliance with applicable certifications and grid codes;

•	product safety features;

•	size and financial stability of operations; and

•	size of installed base.

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

Our DC optimized inverter system competes principally with products from traditional inverter manufacturers, such as SMA Solar Technology AG, Sungrow Power Supply Co., Ltd. and Huawei Technologies Co. Ltd. as well as from other Chinese inverter manufacturers. In the North American residential market, we compete with traditional string inverter manufacturers such as Tesla Inc., as well as microinverter manufacturers such as Enphase Energy, Inc. In addition, there are several new entrants to the MLPE market, including low-cost Asian manufacturers. We believe that our DC optimized inverter system offers significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies.

Our residential lithium-ion batteries for PV applications compete with global manufacturers of both lithium-ion and other residential battery storage solutions such as Tesla, LG Energy solutions Ltd., BYD Company Limited, and Enphase Energy.

Government Incentives

U.S. federal, state, and local government laws, regulations, and bodies as well as non-U.S. government bodies, provide incentives to owners, end users, distributors, and manufacturers of solar PV and BESS systems to promote solar electricity in the form of rebates, tax credits, lower VAT rate and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation, and exclusion of solar PV systems from property tax assessments. The market for on grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary from time to time by geographic market.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore had positive impact on our business and operations and overall US solar market. Some of the applicable provisions in IRA that are positively impacting the market for renewable energy include the extension of 48E, the tech-neutral investment tax credit (“ITC”), and 45Y, the tech-neutral Production Tax Credit (“PTC"), through at least 2032. These credits are subject to a phase-out when annual greenhouse emissions from the production of electricity in the U.S. drop to 25% of their 2022 levels. The IRA includes incentives for residential and commercial solar customers and developers through the inclusion of ITCs for qualifying energy projects of up to 30% with a potential to gain further bonus credits such as through the utilization of Domestic Content. Because these provisions both extend existing law and create new law, guidance concerning their implementation continues to be published by the U.S. Treasury Department and the Internal Revenue Service. We continue to monitor the implementation process and are monetizing the benefits that are available to us. For example, Section 45X of the IRA offers advanced manufacturing production tax credits ("AMPTCs"), that incentivize the production of eligible components within the United States. To that end, we established manufacturing capabilities in the United States starting in 2023.

The new U.S. administration entered office on January 20, 2025, and to the extent that tax benefits or credits may be impacted through new regulation or by new law passed by Congress, our business could be adversely disadvantaged. We continue to monitor the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers.

Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Particularly, our exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Countries duties, tariffs or other restrictions on our imports could adversely impact our business. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.

Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some solar products. As of September 19, 2024, the U.S. trade representative (“USTR”) announced the final Section 301 import tariffs ranging from 25% to 50% on a long list of products imported from China, including solar cells, semiconductors, EVs, and Lithium-ion batteries.

The new U.S. administration has announced proposed tariffs on products manufactured abroad that are intended to be sold in the U.S. market. We continue to monitor how this situation could affect our global business operations and manufacturing in various jurisdictions. To the extent that our products or imported components could be subject to U.S. tariffs, our business could be adversely disadvantaged. The U.S. administration has proposed imposed tariffs on the import of certain goods from China which, if implemented could disadvantage some of our competitors.

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

Sustainable, Responsible and Transparent Business Practices

During 2024, we continued making progress in our Environmental, Social and Governance ("ESG") performance and disclosure. Our ESG practices are guided by our mission of accelerating the move to a low-carbon world, powered by a decentralized, distributed, interconnected energy network, where electricity is generated, stored, managed and used in the most optimal manner. We have crafted a comprehensive sustainability strategy with qualitative and quantitative targets spanning various ESG matters. Our sixth annual Sustainability Report, published in 2024, was prepared in reference to leading global sustainability disclosure standards, GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board). Our sustainability strategy includes the following pillars:

•
Powering Clean Energy: Accelerating the uptake of clean energy, delivering new smart energy, innovative solutions and improving the lifecycle impacts of our products. As a business founded upon the acceleration of clean energy, we strive to reduce our climate impact by minimizing GHG (greenhouse gas) emissions and increasing renewable electricity usage in our facilities.

•
Powering People: Maintaining leading responsible employment practices, upholding human rights and investing in communities. In 2024, we continued to enhance our responsible employment practices, focusing on safety and on employee growth and development.

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

Human Capital

We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2024, we had 3,961 employees (full time and part time). Of these employees, 1,171 were engaged in research and development, 539 in sales and marketing, 1,804 in operations, production, quality and reliability, and support, and 448 in general and administrative capacities. Of our employees, 2,052 were based in Israel, 600 were based in Europe, 475 were based in Korea, 336 were based in the U.S, 228 were based in India, and 270 were based in the remaining countries in which we operate, including China, Vietnam, Australia, and others.

Except for our SolarEdge e-Mobility employees, none of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Recruitment: We rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and global operations. We aim to be inclusive in our hiring practices, focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity.

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

Corporate Social Responsibility: We strive to increase opportunities for women in executive and management positions as part of our mission to promote gender parity and equal pay in accordance with equal opportunity laws.

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

ITEM 1A. Risk Factors

When evaluating our business, you should carefully consider the risks, events and uncertainties described below together with the other information set forth in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially affect our business, financial condition, results of operations and future growth prospects. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results in the future. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred, and are instead provided because future occurrences of such factors, events, or contingencies could have a material adverse effect.

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

We face risks related to our business and our industry, including those related to:

•	Our ability to be profitable in the future.
•	The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects.
•	Changes in tax law, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act.
•	The loss of key executives, and our ability to retain key personnel and attract additional qualified personnel.
•	Our ability to successfully operate our global operations with a reduced work force.
•
Fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated, and our ability to accurately forecast customer demand.

•	Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns.
•	The impact of declines in the retail price of electricity derived from the utility grid or from alternative energy sources.
•	The impact of increases in interest rates or tightening of the supply of capital on the ability of end-users to finance the cost of a solar PV system.
•	The impact of increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring, batteries and other smart energy products.
•	Developments in alternative technologies or improvements in distributed solar energy generation.
•	The cyclicality of the solar industry.
•	Defects or performance problems in our products.
•	Our dependence on a small number of outside contract manufacturers, including difficulties increasing production with new contract manufacturers.

•	Any delays, disruptions, or quality control problems in our manufacturing operations.
•	Our dependence on a limited number of suppliers for key components and raw materials in our products to adequately meet anticipated demand.
•	Disruptions to our global supply chain and rising prices of oil and raw materials due to the conflict between Russia and Ukraine.
•	Our reliance on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected.
•	Mergers in the solar industry among our current or potential customers.
•	Discontinuance of our e-Mobility business and Energy Storage Business, resulting in the write-off of tangible and intangible assets.
•	We have discontinued our Energy Storage Business, resulting in the write-off of tangible and intangible assets
•	Our ability to recognize expected benefits from cost reduction and restructuring.
•	Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use.
•	Attempts by third parties, our employees, or our vendors to gain unauthorized access to our network or seek to compromise our products and services.
•
Our entry into business engagements with South Korean military bodies as our customers in the lithium-ion battery and energy storage business embodies a risk for potentially large-scale and uncapped liability.

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

Risk Factors

Risks related to Our Business and Our Industry

Our ability to be profitable in the future.

We achieved a net loss of $1,806.4 million for the year ended December 31, 2024 and net profit of $34.3 million for the year ended December 31, 2023. In 2021, we experienced an increase in revenues and profitability when compared to the same period in 2020. In 2022 our revenues grew when compared to the same period in 2021 while our net profit decreased due to reasons detailed in the Management's Discussion and Analysis Section of our Annual Report on Form 10-K for the year ended December 31, 2022. Conversely, in the third quarter of 2023, we experienced a slowdown in the demand for our products and during the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We continued to experience a slowdown in demand for our products throughout the year ending December 31, 2024. As a result, revenues in 2024 were significantly lower than the Company expected.

In the future, our revenues may not grow at the pace we anticipate, or may decline for a number of reasons, many of which are outside our control, including a decline in demand for our products, increased competition, a decrease in the growth of the solar industry, and business and industry trends including component shortages and supply chain disruptions due to ocean freight capacity, shipping times and port congestions as well as other macroeconomic conditions in our domestic and international markets, inflation concerns, rising interest rates and recessionary concerns, or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to sustain profitability.

In addition, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with recent or future acquisitions as well as ongoing marketing and developing our products, development of our own manufacturing facilities, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and hiring additional personnel. We do not know whether our revenues will grow rapidly enough to absorb these costs, or the extent of these expenses or their impact on the results of our operations.

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

The viability and demand for our products and services may be affected by many factors beyond our control, including:

•	cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;
•	competing new technologies at more competitive prices than those we offer for our products and services;
•	policy change and the introduction of tariffs affecting the manufacture or sale of our products;
•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;
•	the extent of deregulation in the electric power industry and broader energy industries to permit broader adoption of solar electricity generation;
•	prices of traditional carbon-based energy sources;
•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and
•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

A change in tax law, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act.

In August 2022, the IRA was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits, intended to promote clean energy. The Company has invested resources in establishing a manufacturing presence in the U.S. to benefit from the incentives available under the IRA, including benefits to installers for the purchase and installation of U.S. manufactured products and incentives for manufacturers of such products domestically. Moreover, we incorporated into our financial planning and agreements with our customers and suppliers certain assumptions regarding the future level of U.S. tax incentives. Any unfavorable regulatory treatment, or guidance, expiration of or changes to the benefits being made available, which we relied upon in structuring certain projects and investments, or any adverse impacts on our ability to ramp up production in the U.S. in a timely manner to benefit from the incentives available under the IRA, could adversely impact our business and financial condition.

As mentioned, the new U.S. Presidential administration entered office on January 20, 2025, and to the extent that tax benefits or credits available under the IRA may be changed through acts of congress by new regulation or new law, our business could be adversely disadvantaged. We continue to monitor the benefits available to us, such as the availability of tax credits for domestic manufacturers.

The loss of key executives, and our ability to retain key personnel and attract additional qualified personnel

On August 26, 2024, the Company's former CEO, Zvi Lando resigned, and the Board of Directors appointed its former CFO, Ronen Faier to the position of interim CEO. In conjunction with this transition, the Board of Directors also appointed Ariel Porat, formerly the Company’s Senior Vice President of Finance, to serve as CFO. On December 31, 2024, Rachel Prishkolnik, our long time VP General Counsel and Corporate Secretary retired from her position and was replaced by our new Chief Legal Officer, Dalia Litay. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge, and any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business strategy. These impacts could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements, any and all of which could in turn adversely impact our business, financial condition, and results of operations.

Our ability to successfully operate our global operations with a reduced work force

The workforce reductions we are implementing as part of our Restructuring Plans may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, may harm our reputation with current or prospective employees. may cause disruption to our business and result in the loss of institutional knowledge and may impede the execution of our day-to-day operations and affect our ability to execute our business strategy. Under the Restructuring Plans, the Company reduced its workforce throughout the year ending December 31, 2024, through involuntary workforce reductions in order to better align the Company with current market conditions.

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

The cancellation or deferral of product orders, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. For example, in the second part of 2023, the solar industry began to experience a downturn, particularly in Europe, and we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. This was a result of operational challenges in the later part of 2022, followed by record level shipments in the first half of 2023, slowing market demand in the third quarter of 2023, and which continued through the year ending December 31, 2024, as distributors began to experience financial challenges. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements.

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

In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

•	reduced demand for our products as a result of constraints on capital spending for solar energy systems by our customers and/or a reduction in government subsidies for renewable energy investments;
•	increased price competition for our products that may adversely affect revenue, gross margin and profitability;
•	the introduction of any disadvantageous trade regulations and import tariffs;
•	decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;
•	decrease in the popularity of solar energy as a green energy solution;
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

Several of our existing and potential competitors have the financial resources or have received certain subsidies in order to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products in order to compete effectively. Specifically, competition from Chinese state owned or financed companies pose a threat. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

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

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including the residential and commercial sectors in the U.S. and Europe. The solar industry has historically been cyclical and has experienced periodic downturns which have affected and may in the future affect demand for our products. The solar industry has undergone challenging business conditions in past years, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. For example, since the second part of 2023 and throughout 2024, the solar industry experienced a downturn, which continues, particularly in Europe, which led to a large amount of requests to cancel or push out orders and the buildup of significant backlog for our products. This slowdown in the market in Europe continues in 2025 and it is not clear when demand for PV systems in Europe will increase and return to the levels that it was at in 2021 and 2022. Additionally, there is no assurance that the solar industry will not suffer additional significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

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

Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. In most cases, we offer a minimum 12-year limited warranty for our inverters, extendable to twenty-five years for an additional cost, a 25-year limited warranty for our power optimizers and a 10-year limited warranty for our residential energy bank battery. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions; therefore, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In particular, our commercial CSS-OD batteries are still relatively new on the market and we do not have the experience in servicing these products yet.

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

               While we manufacture a small portion of our products in Israel, we heavily rely upon our contract manufacturers to manufacture most of our products. We mainly rely on two contract manufacturers. Any change in our relationship or contractual terms with our contract manufacturers, or changes in our contract manufacturers’ ability to comply with their contractual obligations could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Even though we have commenced manufacturing in our facilities in Israel, the expected production volumes will not be sufficient to relieve our significant dependence on our contract manufacturers. In addition, we remain heavily dependent on suppliers of the components needed for our manufacturing.

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

Further, the ramping up of a new contract manufacturer is time consuming and draining on the resources of our operations team. For example, in light of the IRA, a law in the United States that incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of U.S.-manufactured products as well as by incentivizing manufacturers of such products domestically, we have engaged two contract manufacturers in the U.S. Our ability to ramp up production with these contract manufacturers in a timely manner, and to realize the benefits from the IRA as planned, is dependent upon supply times of equipment deliveries and readiness of the assembly lines, recruitment and training of the necessary work force, ramp up of the assembly lines and the quality of the initial production.

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

Managing our supplier and contractor relationships is particularly difficult when we are introducing new products. For example, as we began to ramp assembly and production of residential and commercial batteries we became heavily reliant on new third-party suppliers that needed to be approved through rigorous testing and validation processes for use in our supply chain. Once selected, it is time consuming and costly to replace such vendors. Any delay or shortage of supply or inability to deliver the components to our manufacturing facilities could harm our business or financial performance.

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

 The conflict that began between Russia and Ukraine in late February 2022 may lead to disruptions to our supply-chain and logistics. Specifically, the conflict may disrupt the transit of goods by train from China to Europe, resulting in an increase in prices of certain raw materials sourced in Russia (such as nickel and aluminum) that we use in the manufacture of our products as well as increase in oil prices that will in turn cause overall shipping costs to rise. In addition, the governments of the U.S., the European Union, Japan and other jurisdictions have announced sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility and any additional measures or sanctions, as well as the resulting rise in prices of oil and certain raw materials sourced in Russia may disrupt our business and results of operations and/or adversely affect the pricing of our products.

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

In the second half of 2023 and throughout 2024, with the downturn of the renewable energy demand, some players in the market have announced exiting the solar market and others have shown signs of financial distress. For example, in January 2024, ADT announced that it was exiting the residential solar business completely after having bought Sunpro Solar in 2021. ADT was not a customer of SolarEdge, but the trend could continue and SolarEdge customers could also decide to exit the solar business. Some of our customers and some installers who purchase our products from distributors have shown signs of financial distress and some have requested and received extended payment terms or loans from us. If these installers and distributors become insolvent or if some of their customers fail to pay our distributors for products sold by such distributors, we may need to write off some of their debt to us and we may suffer harm to our business, financial condition, and results of operations.

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

Our expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.

We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen and expand our market position, technological capabilities, or provide synergy opportunities. For example, we intend to continue to introduce new products targeted at large commercial installations.

Our successful operation in any markets, or any acquired business, will depend on a number of factors, including our ability to develop solutions to address the requirements of the large commercial and utility-scale solar PV markets, timely certification of new products for large commercial and utility-scale solar PV installations, acceptance of power optimizers in solar PV markets in which they have not traditionally been used, and our ability to manage increased manufacturing capacity and production and to identify and integrate any acquired businesses.

Further, we expect these new solar PV markets and additional markets we have entered, or may enter into, to have different characteristics from the markets in which we currently sell our products. Our success will depend on our ability to properly adapt to these differences, which include differing regulatory requirements, such as tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, and performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to existing risks, such as fluctuations in the value of foreign currencies and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to successfully develop and introduce these new products, successfully integrate acquired businesses, or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to sustain profitability.

We have discontinued our e-Mobility business and energy storage business, resulting in the write-off of tangible and intangible assets.

In October 2023, the Company decided to discontinue its LCV e-Mobility activity related to the supply of products to its sole customer, Stellantis. Our e-Mobility business currently does not have additional substantial projects in the pipeline, and we do not plan to engage additional customers or generate revenues from the e-Mobility business. We have therefore discontinued this business. In the year ended December 31, 2022, we impaired goodwill and intangible assets related to our e-Mobility business and in the year ended December 31, 2023, we impaired tangible assets including machinery and inventory write-off. Such impairment charges have had a negative impact on our operating results and related financial statements.

In November 2024, the Company announced that it intends to discontinue its Energy Storage business related to the manufacture of batteries, mainly at our Sella2 location in South Korea in order to focus on the Company's core solar business.

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we have, and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. For example, in January, July, and November 2024, as well as January 2025, we announced adoption of a restructuring plan in response to challenging industry conditions, including a reduction in workforce. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Attempts by third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services.

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

Our entry into business engagements with South Korean military bodies as our customers in the lithium-ion battery and energy storage business embodies a risk for potentially large-scale and uncapped liability.

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

Our entry into adjacent markets through acquisitions is highly competitive and it is difficult to evaluate our future in these new markets. Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments including our ability to effectively integrate such acquisitions.

Our non-solar businesses in adjacent markets, such as energy storage, are highly competitive markets in which we will need to compete. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses, with respect to the ability or failure to integrate such acquisitions. For example, in October 2023, we decided to discontinue our light commercial vehicle e-Mobility ("LCV") activity related to the supply of products to the sole customer and do not plan to be active in the e-Mobility business in the future. Also in November 2024, we decided to discontinue our Energy Storage activity in South Korea. The viability and demand for our products and services may be affected by many factors beyond our control, including:

•	cost competitiveness, reliability and performance of storage solutions, including the price of raw materials for battery cells and the manufacturing costs of battery cells, packs and containers;
•	popularity of solar energy as a green energy solution;
•	competing new technologies at more competitive prices than those we offer for our products and services;
•	prices of traditional carbon-based energy sources; and
•	the emergence, continuance or success of, or increased government support for, other alternative energy generation and storage technologies and products.

As part of our growth strategy, we made a number of acquisitions, and may, in the future continue to make acquisitions and investments in the future. Discontinuing businesses may also create liabilities and expenses that may adversely affect our business. We evaluate the tactical or strategic opportunities available related to complementary businesses, products or technologies. There can be no assurance that we will be successful in making additional acquisitions. Even if we are successful in making additional acquisitions, integrating an acquired company’s business into ours or investing in new technologies may result in unforeseen operating difficulties and large expenditures and absorb significant management attention that would otherwise be available for the ongoing development of our business, both of which may result in the loss of key customers or personnel and expose us to unanticipated liabilities. Further, we may not be able to retain the key employees that may be necessary to operate the businesses we acquire and we may not be able to attract, in a timely manner, new skilled employees and management to replace them.

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

Our headquarters and research and development center are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in a number of armed conflicts and is the target of terrorist activity, including threats from Gaza, Iran, the Houthi militants in Yemen, Hezbollah militants in Lebanon, Iranian militia in Syria, and others. The state of hostility disrupts day-to-day civilian activity and negatively affects our business conditions.

Violence between Hamas and Israel intensified on October 7th, 2023 when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023 the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Since our headquarters and most of our employees operate from Israel, the state of war has disrupted and is continuing to disrupt our business operations. This situation has impacted the availability of our workforce, as part of our workforce in Israel, where we are headquartered, have been called into active reserve duty. Since November 2023, the Houthis, a rebel Shi'a group in Yemen have been attacking international shipping lanes in the red sea forcing commercial ships to redirect commercial freight traffic away from the Bab al Mandab Strait and the Suez Canal, and find alternative longer and safer travel routes. If this situation continues or intensifies shipment costs and energy prices may increase which in turn may have an impact on the Company as well as on the global economy. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations.

In addition, any future armed conflict, political instability or violence in the region may impede our ability to manage our business effectively, operate our manufacturing plant in northern Israel, engage in research and development, or otherwise adversely affect our business or operations. In the event of escalation of the current war situation or others, we may be forced to cease operations, which may cause delays in the distribution and sale of our products. Some of our directors, executive officers, and employees in Israel are obligated to perform reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. In the event that our principal executive office is damaged as a result of hostile action, or hostilities otherwise disrupt the ongoing operation of our offices, our ability to operate could be materially adversely affected.

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

SolarEdge Technologies, Ltd., our Israeli subsidiary ("Israeli Subsidiary") was eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”). Beginning in January 2019, and with respect to its taxable results from 2019 onwards, our Israeli Subsidiary further elected to apply the terms of the Investments Law as per “Preferred Enterprise” (“PE”) or “Preferred Technological Enterprise” (“PTE”). In order to remain eligible for the tax benefits for “Benefited Enterprises” with respect to our Israeli Subsidiary’s taxable results until 2018 and with respect to its taxable results from 2019 for PE or PTE, we must continue to meet certain conditions stipulated in the Investments Law and its regulations, as amended. If these tax benefits are reduced, cancelled, or discontinued, or if we are held to have violated the conditions stipulated in the Law, our Israeli taxable income would be subject, in whole or in part, to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The statutory corporate tax rate for Israeli companies is 23% as of January 1, 2018 and onward. Additionally, if we increase our activities outside of Israel through acquisitions or otherwise through our Israeli Subsidiary, our existing or expanded activities might not be eligible for inclusion in existing or future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out or eliminate entirely the benefit programs under the Investments Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

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

Throughout the year ended December 31, 2023 and until the middle of the year ending December 31, 2024, we experienced an increase in the cost of revenues sold due to an increase in shipping rates that resulted from a reduction in ocean freight capacity and the reduction in the availability of air freight that increased the demand for ocean freight. Shipping rates have significantly decreased in the second half of 2024. Due to a decrease in the sale of our products, the mentioned costs have had marginal effects on our business.

 Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Although our financial results are reported in U.S. dollars, 42.6% of our revenues in the year ended December 31, 2024 were generated in currencies other than the U.S. Dollar. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll), the Euro and, to a lesser extent, the South Korean Won (“KRW”) and other currencies. As detailed in the Foreign Currency Exchange Risk under Item 7A - Quantitative and Qualitative Disclosures About Market Risk, our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel, KRW and other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, New Israeli Shekel, KRW and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

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

We may face scrutiny related to our corporate social responsibility practices and requested disclosures by institutional and individual investors who may be using corporate social responsibility screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for corporate social responsibility practices and reporting may potentially harm our reputation and impact relationships with investors, customers, and /or regulators. Certain market participants including major institutional investors use third-party benchmarks or scores to measure our corporate social responsibility practices in making investment decisions. Similarly, some of our customers and suppliers may evaluate our corporate social responsibility practices. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforced actions and/or private litigation.

As sustainability-related, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to sustainability monitoring and reporting. For example, in January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of environmental, social and governance topics for both EU and non-EU companies, and in October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims and the use or sale of voluntary carbon offsets. Numerous countries have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards. These proposed regulatory changes related to climate change and reporting could increase the complexity of and costs associated with compliance with such regulations that could have a material adverse effect on our business, results of operations and financial condition.

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

Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. We own manufacturing facilities in Israel, Italy and South Korea and rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in the United States, and to a lesser extent, Vietnam. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, a pandemic or an outbreak of contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. As our customers’ sales are typically to the on-grid market, the reduction, elimination or expiration of government subsidies and incentives for on-grid solar electricity may negatively affect the desirability of solar electricity and could harm or halt the growth of the solar electricity industry and our business. For example, in 2015 the U.S. congress passed a multi-year extension to the solar Investment Tax Credit (ITC), and such extension helped grow the U.S. solar market. The IRA extended the term of the ITC through 2034. However, future reduction in the ITC could reduce the demand for solar energy solutions in the U.S. which would have an adverse effect on our business, financial condition, and results of operations.

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

In 2023, we began to move manufacturing to the U.S in order to benefit further from the clean energy tax credits provided under the IRA. Recent executive orders issued by the newly elected administration may lead to uncertainty regarding future projects and manufacturing costs of U.S.-made products. We are actively monitoring the situation and evaluating potential impacts on our financial condition and operational strategy.

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

We have applied for patents in the U.S., Europe, and other jurisdictions, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated.

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

Due to our acquisitions and following the latest impairment recorded during 2024, goodwill and other intangible assets totaled approximately $58.0 million, or approximately 2.2% of our total assets, as of December 31, 2024. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets, which include complex, and often subjective, assumptions and estimates. These assumptions and estimates can be affected by a variety of external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations (see Notes 10 and 11 of the financial statements for additional information).

Risks Related to our Notes and the Ownership of Our Common Stock

Our stock price has been, and may continue to be, subject to significant volatility.

Our common stock price during the year ended December 31, 2024, ranged from $10.24 to $97.27 per share. As further detailed in the Performance Graph in Item 5 below, the price of our Common Stock in 2024 was highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. We have been subject to securities class action litigation as a result of our stock price volatility, which could result in substantial cost and diversion of our management’s attention from other business concerns, which could seriously harm our business.

Among other factors that could affect our stock price are:

•	the addition or loss of significant customers;
•	changes in laws or regulations applicable to our industry, products or services;

•	changes in the popularity of solar energy or renewable energy in general;
•	speculation about our business in the press or the investment community;
•	price and volume fluctuations including due to general macro-economic and geopolitical changes and developments in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our significant stockholders, officers and directors;
•	the expiration of contractual lock-up agreements;
•	success of competitive products or services;
•
the public’s response to press releases or other public announcements by us or others, including our filings with the Securities and Exchange Commission (the “SEC”), announcements relating to litigation or significant changes to our key personnel;

•	the effectiveness of our internal controls over financial reporting;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	tax developments in the U.S., Europe, or other markets;
•	the inclusion, exclusion, or deletion of our stock from any trading indices;
•	conversion of all or portion of the Convertible Senior Notes;
•	strategic actions by us or our competitors, such as acquisitions or restructurings; and
•	changes in accounting principles.

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

Holders of the Notes 2025 or Notes 2029 (together, the "Notes") have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the Indentures governing their respective Convertible Senior Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such Notes or to pay cash upon conversion of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.

We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents, restricted cash and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital or debt financing to execute on our current or future business strategies, including to:

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

Although the board of directors has authorized the share repurchase program, any determination to execute the share repurchase program will be subject to, among other things, the Company’s financial position and results of operations, available cash and cash flow, capital requirements and other factors, as well as the board of director’s continuing determination that the repurchase program is in the best interests of its stockholders and is in compliance with all laws and agreements applicable to the repurchase program. Our share repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to share repurchases, this could have a material adverse impact on investor confidence and the market price of our common stock could decline. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time. Our share repurchase program expired on December 31, 2024.

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

ITEM 1C. Cybersecurity

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

We design and assess our cybersecurity program based on the CIS Controls and NIST Cybersecurity Framework (CSF). These frameworks provide us with a common language and structure for identifying, assessing, and managing cybersecurity risks across our organization. We do not claim to comply with any technical standards, specifications, or requirements by using these frameworks. They are guides that help us to deal with the cybersecurity risks that are relevant to our business.

Our cybersecurity program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. To this end, we have implemented a cybersecurity program that includes the following elements:

▪	A Cybersecurity Manager responsible for developing and maintaining our administrative, technical, and physical cybersecurity controls.
▪	Risk assessments designed to identify material cybersecurity risks to our critical systems and information.
▪	A Security Operations Center (SOC) to monitor our critical infrastructure and execute immediate, human-led responses to confirmed threats.

▪	External technology and security providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity program.
▪	Cybersecurity awareness training for employees and supplemental training for senior management and other personnel who access highly sensitive information
▪	A third-party risk management process and questionnaire for service providers and vendors who access sensitive information.
▪	A trained incident response team and written procedures to navigate the incident response lifecycle.

Based on the information that we have to date, we have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected, including our operations, business strategy, results of operations, or financial condition. and, as of the date of this Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. There can be no guarantee that our policies, programs and controls, and those of our third-party vendors, including those described in this section, will be sufficient to protect our information, information systems or other property. Additional information on cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” which should be read in conjunction with the foregoing information.

Risk Management and Strategy

While we follow IoT cybersecurity standards and regulations, our products and information systems are potentially subject to cyber risks of data leakage and operational damages. To protect our products and information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, annual cyber testing, internal auditing, monitoring and detection tools, and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. Any reported vulnerability is analyzed and reported to our Chief Information Security Officer ("CISO").

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

Third Party Cybersecurity Oversight

We have implemented governance processes designed to monitor, evaluate, and mitigate security risks that may arise from a relationship with a third party vendor, partner, or customer. These security measures include:

◦	Vendor security assessments - Evaluating the cybersecurity protection that key vendors employ, prior to and during engagement.
◦	Insurance risk assessments - conducted by our insurance providers in order to evaluate cybersecurity related exposure.

◦	Operational Technology Security - Implementing security measures within some of our manufacturing facilities to enhance our cybersecurity protection.
◦	Secure customer data management - Solutions designed to safeguard customer data and critical systems.

We engaged a well-known external firm to audit our compliance with the European Union's NIS 2.0 Directive (the Directive on Security of Network and Information Systems). This audit is being conducted to confirm that our cybersecurity practices align with the latest regulatory requirements and best practices for managing the security of critical infrastructure and services. The Technology Committee receives periodic reports from management on our cybersecurity program and risks. In addition, management updates the Technology Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Technology Committee reports to our Board regarding its risk management functions, including those related to cybersecurity.

Governance & Oversight

The Board has delegated primary oversight of the Company's risks from cybersecurity threats to the Technology Committee. Our management team, including our CISO, provides quarterly updates to our Technology Committee and annually to the full Board regarding our cyber security activities and other developments impacting our digital security. We have protocols by which certain cyber security incidents are escalated within the Company and, where appropriate, reported to the Board and Technology Committee in a timely manner.

At the management level, our CISO, who reports to our Chief Information Officer, is responsible for overseeing the assessment and management of our material risks from cyber security threats. Our CISO has extensive experience and knowledge in cyber security as a result of 27 years of experience in leading security teams, developing security strategies, and managing risk across various industries. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from a number of experienced information security officers responsible for various parts of the business and regularly reviewing risk management measures implemented by the Company to identify and mitigate cyber security risks.

ITEM 2.  Properties

Our corporate headquarters are located in Herziliya Pituach, Israel.

Leased Offices and R&D Laboratories

As of December 31, 2024, we lease office, testing, and product design facilities in Israel. In May 2021, we signed a long-term lease agreement for the development of a 38,000 square meter campus, to be built on 16,500 square meters of land, in the central area of Israel. The campus, which is scheduled to be completed in by the end of 2025, will replace our current headquarters in Herziliya, Israel.

In addition to our leased properties in Israel, we lease offices and lab facilities in California, Nevada, Germany, Netherlands, Italy, France, Australia, UK, Japan, India, Bulgaria, Belgium, Taiwan, Korea, Brazil, Spain, Sweden, Vietnam and Poland.

Manufacturing

We outsource most of our manufacturing to our manufacturing partners. We have our own manufacturing facility, Sella 1 (which property is leased), in the North of Israel, which is used in our solar segment. We also have our own manufacturing facility, Sella 2 in South Korea and own an additional smaller facility in South Korea, both of which are used in our Energy Storage segment. In November 2024, the Company announced that it is closing its Energy Storage segment. As such, Sella 2 is no longer operational. We also own manufacturing facilities in Umbria, Italy which currently are leased out in part and also used for support for remaining commitments of e-Mobility parts.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and putatively on behalf of all others similarly situated, in the U.S District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On January 2, 2024, six purported lead plaintiffs filed motions in the Shen litigation seeking to consolidate the Cascallar and Shen litigations and appoint lead plaintiffs and lead counsel pursuant to the procedures of the Private Securities Litigation Reform Act of 1995.

On February 7, 2024, the Court consolidated the two actions (the "Consolidated Securities Litigation"), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed the Plaintiffs to again amend their complaint, and they filed a Second Amended Complaint on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4 order. Discovery remains stayed pending the Court’s ultimate decision on the motion to dismiss the Second Amended Complaint.

On March 15, 2024, Abdul Hirani filed a purported derivative complaint in the United States District Court for the Southern District of New York against certain current and former SolarEdge executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne. The Hirani complaint makes largely the same allegations as those in the abovementioned securities litigation, namely, that the Company failed to disclose information about SolarEdge’s inventory in Europe and cancellation rates from European distributors, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings. The Hirani complaint contends that defendants’ role in allowing those alleged misstatements to be made constitutes (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) securities fraud under Section 10(b) of the Exchange Act. The complaint seeks compensatory and punitive damages, interest, attorneys’ fees, and other relief.

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint in the United States District Court for the Southern District of New York against the same defendants as those named in the Hirani complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb complaint makes largely the same allegations as those in the complaint in the abovementioned securities litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case. September 9, 2024 the parties agreed to stay the Hirani and Blaurarb actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. The parties have agreed to keep the stay in place pending a decision on the motion to dismiss the plaintiffs’ Second Amended Complaint in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint in the United States District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Actions. The Isaac complaint makes largely the same allegations as those in the Daphne Shen and Javier Cascallar cases. It also pleads the similar counts to those in the aforementioned securities claims, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief. The parties are conferring on service of process and a possible stay of proceedings pending resolution of the motion to dismiss in the consolidated securities litigation.

Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

In August 2019, the Company was served with a lawsuit filed in the Tribunal of Milan, Italy against our Italian subsidiary SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility s.r.l in the tender offer that followed the SolarEdge e-Mobility Acquisition by certain former shareholders of SolarEdge e-Mobility who tendered their shares. The lawsuit asked for damages of approximately $3 million, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. On December 6, 2023, the courts of Milan rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, i.e. 0.44 euros per share for a total payment of approximately $1.6 million Euros. The Company has paid the amount due under the judgement and appealed this decision to a court of appeal. The first hearing was held on November 27, 2024, and the case was adjourned to January 14, 2026.

On January 13, 2025, Stellantis Europe s.p.a. ("Stellantis") submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock, par value $0.0001 per share, trades on the Nasdaq Global Select Market, where prices are quoted under the symbol “SEDG”.

Holders of Record

As of December 31, 2024, there were 11 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and organizational documents.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any shares of the Company’s common stock during the three months ended December 31, 2024.

On November 1, 2023, we announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock. Under the share repurchase program, which expired on December 31, 2024, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not obligate the Company to acquire any amount of common stock, it may be suspended, extended, modified, discontinued or terminated at any time at the Company’s discretion without prior notice, and expired on December 31, 2024. During the year ended December 31, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.63 per share for a total of $50.2 million.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for each year from December 31, 2019 to December 31, 2024 to that of the total return of the S&P 500 Index and the Invesco Solar ETF. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Solaredge Technologies
Invesco Solar ETF
S&P 500 Index
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
2019
2020
2021
2022
2023
2024

 * The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2019 and that all dividends were reinvested.

ITEM 6. Reserved

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section of this Annual Report on Form 10-K captioned “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Special Note Regarding Forward Looking Statements” and “Risk Factors”. For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2023 (including as compared to 2022), refer to Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2024.

Overview

We develop, manufacture, and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging capabilities, home energy management, grid services and virtual power plants, as well as products in our non-solar businesses including lithium-ion cells, batteries and energy storage systems, prior to October 2024, automation machines ("Automation Machines") and in prior years we also had product offerings for the e-mobility market. In October 2023, we decided to discontinue our LCV activity and the remaining e-mobility activity. Starting January 1, 2024, all e-mobility activity, which includes PV solutions are included under our solar segment. In October 2024, the Company completed the sale of Automation Machines. Additionally, in November 2024, the Company announced the closure of its Energy Storage Division, as part of its focus on its core solar activities

In the fourth quarter 2024 the Company identified one reportable segment: the Solar segment.

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report.

For the year ended December 31, 2024, one customer accounted for 12.9% of our revenues and our top three customers (all distributors) together represented 31.3% of our revenues.

Our revenues were $901.5 million and $2,976.5 million for the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024 our gross loss was 97.3% as compared to gross profit of 23.6% for the year ended December 31, 2023. For the year ended December 31, 2024, our net loss was $1,806.4 million as compared to our net income of $34.3 million for the year ended December 31, 2023.

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

We provide the “megawatts shipped” and "megawatt hours shipped" metrics, which are calculated based on inverter or battery nameplate capacity shipped respectively, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter or battery, and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues may increase in a non-correlated manner to the "megawatt shipped" metric since other products such as Power Optimizers, are not accounted for in this metric.

	Year ended December 31,
	2024	2023
Inverters shipped	257,808	1,011,890
Power optimizers shipped	6,975,739	17,430,082
Megawatts shipped[1]	3,563	12,629
Megawatt hours shipped - batteries for PV applications	576	744

1Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period.

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products in our Solar segment from our direct customers since the second part of the third quarter of 2023 and throughout 2024. This was a result of slowed market demand in the third quarter of 2023 and throughout 2024 as distributors began to take actions to reduce inventory levels. In particular, beginning in the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We attribute these cancellations and pushouts to high inventory in the channels and slower than expected installation rates both in the United States and to a greater extent in Europe. This trend continued in the subsequent quarters, throughout 2024. Additionally, the Company anticipates that this trend will continue in the first quarter of 2025, as our inventory destocking process continues.

Disruptions due to the war in Israel

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the year ended December 31, 2024 approximately 319 or 13% of our employees in Israel have been called to active reserve duty for varying periods. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers. Although the situation is somewhat stabilized due to ceasefires between Israel and Hamas, as well as Israel and Hezbollah, an escalation of the current conflicts in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature of the conflict in Israel, and the extent of these events, the adverse effect on our business operations is still unknown.

The majority of our key employees and officers are residents of Israel. If any of our facilities in Israel were to be damaged, destroyed or otherwise rendered unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, storms,other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay commercialization of our products, and if we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

Impact of Ukraine’s Conflict on the Energy Landscape

The conflict between Ukraine and Russia, which started in early 2022, and the sanctions and other measures imposed in response to this conflict, have increased the level of economic and political uncertainty. While we do not have any meaningful business in Russia or Ukraine and we do not have physical assets in these countries, this conflict has, and is likely to continue to have, a multidimensional impact on the global economy, the energy landscape in general and the global supply chain. While the impact of this conflict continued to decreased in 2024, an escalation of this ongoing conflict could lead to an adverse effect on our business and results of operations.

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several provisions intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit and production tax credit through 2034 and is therefore expected to increase the demand for solar products. The IRA also further incentivizes residential and commercial solar customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. Section 45X of the IRA offers advanced manufacturing production tax credits ("AMPTC") that incentivize the production of eligible components within the U.S. To that end, we established manufacturing capabilities in the U.S. in 2023. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. On October 24, 2024, final regulations concerning the application of IRC §45X were published. The regulations contain detailed rules concerning the eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems, that are included in the definition of Microinverters. In 2024 we sold a significant part of the AMPTCs we generated from our U.S. production of eligible components.

In January 2025, the new U.S. administration issued executive orders aimed at pausing grants and other government funding that have not already been dispersed to under the IRA, creating uncertainty regarding the ability to secure government awards and grants. This potential loss of financial support could adversely impact our business, and potentially the overall financial performance of the Company.

Key Components of Our Results of Operations

The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenues

We generate revenues from the sale of DC optimized inverter systems for solar PV installations, which include power optimizers, inverters, storage and backup solutions, EV chargers, smart energy devices, our cloud-based monitoring platform, extended warranty for our products and grid services. Our customer base mainly includes distributors, large solar installers, wholesalers, and EPCs. In addition, we also generated revenues from the sale of lithium-ion cells, batteries and energy storage solutions and automation machines.

Our revenues from the sale of solar-related products are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end user government incentives, seasonality, and competitive product offerings. Revenues from the sale of lithium-ion cells, batteries, energy storage system or ESS products, are affected by the type of product sold (cell, battery or system) and the type of battery that is sold.

Our revenue growth is dependent on our ability to expand our market share in each of the geographies in which we compete, expand and retain our global footprint to new evolving markets, manage our production capabilities to meet demand, continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers and expand of the new businesses we acquired.

In the year ended December 31, 2024, 42.1% of our revenues were generated from the United States, 35.8% of our revenues were generated from Europe, and 22.1% of our revenues were generated from the rest of the world ("ROW"). In the year ended December 31, 2023, 64.0% of our revenues were generated from Europe, 25.5% of our revenues were generated from the United States and 10.5% of our revenues were generated from ROW.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers, as well as costs related to shipping, customer support, product warranty, personnel, depreciation of testing and manufacturing equipment, amortization of intangible assets and other fixed costs, provision for losses related to slow moving and dead inventory, hosting services for our cloud based monitoring platform, variable utility costs, operational costs related to the manufacturing factories, other logistics services, and contract termination costs,  partially offset by AMPTCs we are entitled to under IRA. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, improvements in production processes and automation, the volume of products subject to import tariffs (for example, for imports from China to the U.S.) and the volume of products for which manufacturing credits are available (for example, for products made in the U.S.). Some of these costs, primarily personnel, amortization of intangible assets and depreciation of testing and manufacturing equipment, are not directly affected by sales volume.

In November 2024, the Company announced its decision to cease all activities in its Energy Storage Division. As such, SolarEdge is currently in the process of closing down its operations in South Korea, including at Sella 2.

Cost of revenues also includes our operations, production and support departments’ costs. The operations and production departments are responsible for production management such as planning, procurement, supply chain, production methodologies and machinery planning, logistics management and manufacturing support to our contract manufacturers, as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third-level support services, which are provided by support personnel located in our headquarters. Our employees headcount in our operations, production and support departments has reduced to 1,804 as of December 31, 2024 from 2,857 as of December 31, 2023.

In October of 2023, the Company made an announcement regarding its restructuring plans to adjust its manufacturing capacity and increase operating efficiency, including, terminating the manufacturing process in Mexico, reducing manufacturing capacity in China, and discontinuing the Company’s LCV e-Mobility activity, and on January 21, 2024, the Company announced adoption of additional measures in response to challenging industry conditions, including reducing its headcount by approximately 900 over the first half of 2024  through involuntary workforce reduction plans, followed by an additional  involuntary workforce reduction in July 2024 resulting in the layoff of approximately 400 employees (together, the “Restructuring Plans”). These decisions were made in order to better align the Company with current market conditions.

On November 27, 2024, the Company announced the closure of its Energy Storage Division. Under the closure, the Company expects to reduce its headcount by approximately 500 employees, primarily employees working in manufacturing positions in South Korea. In connection with this closure and associated headcount reduction, almost all of the employee population will be dismissed over the first half of 2025.

Gross profit (loss) may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, manufacturing ramp-up costs, restructuring costs, product mix, customer mix, geographical mix, location of manufacturing, shipping method, warranty costs, inventory write-offs, exchange rates and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, goodwill impairment and other operating expenses, net. Personnel-related costs are a significant component of the operating expenses and include salaries, benefits, payroll taxes, commissions, severance and stock-based compensation. Our employees headcount in our research and development, sales and marketing and general and administrative departments, has reduced to 2,157 as of December 31, 2024 from 2,776 as of December 31, 2023. Under the 2024 and 2025 Restructuring Plans described above, our headcount will be further reduced over the first half of 2025.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, severance, sales commissions, benefits, payroll taxes, and stock-based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. We currently have a sales presence in many countries worldwide. We may either continue to expand our sales presence to additional regions or reduce our presence in certain regions, globally.

General and administrative expenses

General and administrative expenses consist primarily of salaries, severance, employee benefits and stock-based compensation related to our executives, finance, human resources, information technology, and legal organizations, travel expenses, facilities costs, fees for professional services, and registration fees related to being a publicly-traded company. Professional services consist of audit and legal costs, remuneration to board members, insurance, information technology and other costs. General and administrative expenses also include expenses related to certain legal claims and provision for expected credit losses in the event of uncollectible account receivables balances.

Other operating expenses, net

Other operating expenses, net, consist primarily of impairment and abandonment of long-lived assets, as well as goodwill impairment assigned to our reporting units and tested for impairment at least on an annual basis and certain other nonrecurring items.

Non Operating Expenses

Financial income (expense), net

Financial income (expense), net, consists primarily of interest income, interest expense, gains or losses from foreign currency fluctuations, credit loss related to loans receivable and hedging transactions.

Interest income consists of interest from our investment in available for sale marketable securities, deposits, loans to third parties and accretion of discounts related to our investment in available for sale marketable securities.

Interest expense consists of interest related to bank loans, advance payments received for performance obligations that extend for a period greater than one year, related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606), interest related to Accounting Standard Codification 842, “Leases” (ASC 842), amortization of premium related to our investment in available for sale marketable securities, the amortization of debt issuance cost associated with our Notes due 2025 and 2029 as well as the contractual interest expenses from our Notes due 2029.

Our functional currency is the U.S. dollar. With respect to certain of our subsidiaries, the functional currency is the applicable local currency. Financial income (expenses), net, also consists of gains or losses from foreign currency fluctuations, the fair value remeasurement of hedging contracts not designated as cash flow hedge and bank charges. Foreign currency fluctuations primarily consist of the effect of foreign exchange differences between the U.S. dollar and the New Israeli Shekel, the Euro, and other currencies related to our monetary assets and liabilities.

Other income (loss)

Other income (loss) consists primarily of realized and unrealized gains and losses on investments in privately-held companies and realized gains and losses on investment in available for sale marketable securities.

Income taxes

We are subject to income taxes in the countries where we operate.

In the year ended December 31, 2024, we recorded a net income tax expense of $96.2 million, which consists of a $79.2 million of deferred tax expense and $16.9 million current income tax expense. In the year ended December 31, 2023, we recorded a net income tax expense of $46.4 million, which consists of a $89.5 million current income tax expense and a $43.1 million deferred tax income. Our tax rate for 2024 is a negative 6% compared with 57% in 2023. The change in effective tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023, is mainly due our transition to a significant loss position in 2024 and the valuation allowance recorded against the tax benefit of such loss, as well as the valuation allowance booked against deferred tax assets of the company and its subsidiaries from previous years.

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

Furthermore, the Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiaries earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets, and 8% on the remaining earnings. The total tax liability will be paid over the eight-year period provided in the Tax Act (ending 2025).

The new U.S. administration has identified potential changes to U.S. tax policy, which could include lowering the corporate tax rate, modifying other corporate tax adjustments, or eliminating other deductions, tax credits, or other tax preferences. We continue to monitor how any changes could affect our business.

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

As of January 2019, our Israeli Subsidiary elected to implement the 2011 and 2017 Amendments starting as of tax year 2019 and as a result, under the PTE regime with respect to our business activities in Israel. Our PTE income was subject to a 12% tax rate in Israel in the years 2019-2021, and in 2022-2023 to a 6% tax rate as we surpassed 10 billion New Israeli Shekel revenues threshold. In 2024, the Company incurred losses for tax purposes.

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

Results of Operations

          The following tables set forth our consolidated statements of income for the years ended December 31, 2024 and 2023. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of year ended December 31, 2024 and year ended December 31, 2023

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Revenues	$901,456	$2,976,528	$(2,075,072)	(69.7)%
Cost of revenues	1,778,660	2,272,705	(494,045)	(21.7)%
Gross profit (loss)	(877,204)	703,823	(1,581,027)	(224.6)%
Operating expenses:
Research and development	277,237	321,482	(44,245)	(13.8)%
Sales and marketing	146,865	164,318	(17,453)	(10.6)%
General and administrative	147,455	146,504	951	0.6%
Other operating expenses, net	259,527	31,314	228,213	728.8%
Total operating expenses	831,084	663,618	167,466	25.2%
Operating income (loss)	(1,708,288)	40,205	(1,748,493)	(4,348.9)%
Financial income (expense), net	(14,570)	41,212	(55,782)	(135.4)%
Other income (loss), net	14,547	(318)	14,865	(4,674.5)%
Income (loss) before income taxes	(1,708,311)	81,099	(1,789,410)	(2,206.5)%
Income taxes	(96,150)	(46,420)	(49,730)	107.1%
Net loss from equity method investments	(1,896)	(350)	(1,546)	441.7%
Net income (loss)	$(1,806,357)	$34,329	$(1,840,686)	(5,361.9)%

Revenues

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Revenues	$901,456	$2,976,528	$(2,075,072)	(69.7)%

Revenues decreased by $2,075.1 million, or 69.7%, in the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to (i) a decrease of $1,713.9 million related to a decrease in the number of inverters and power optimizers sold; (ii) a decrease of $187.8 million related to the number of batteries for PV applications sold, mainly in Europe; (iii) a decrease of $81.8 million in the amount of ancillary solar products sold; and (iv) a decrease of $66.0 million in revenues generated from e-mobility components, related to the discontinuation of the Company’s LCV e-Mobility activity. The overall decrease in revenues was due to a decline in demand that began in the second part of the third quarter of 2023. This decline was the result of high inventory in the channels and slower than expected installation rates, leading to substantial unexpected cancellations and push outs of existing backlog, from our distributors.

Revenues from outside of the U.S. comprised 57.9% of our revenues in the year ended December 31, 2024 as compared to 74.5% in the year ended December 31, 2023.

The number of power optimizers recognized as revenues decreased by approximately 10.8 million units, or 62.0%, from approximately 17.5 million units in the year ended December 31, 2023, to approximately 6.6 million units in the year ended December 31, 2024. The number of inverters recognized as revenues, decreased by approximately 770.1 thousand units, or 75.8%, from approximately 1,015.8 thousand units in the year ended December 31, 2023 to approximately 245.7 thousand units in the year ended December 31, 2024. The megawatt hours of batteries for PV applications recognized as revenues decreased by approximately 181.2 megawatts hour, or 24.6% from approximately 737.4 megawatts in the year ended December 31, 2023 to approximately 556.2 megawatts in the year ended December 31, 2024, as a result of lower demand.

Our blended Average Selling Price ("ASP") per watt for solar products excluding batteries for PV applications is calculated by dividing solar revenues, excluding revenues from the sale of batteries for PV applications, by the nameplate capacity of inverters shipped. Our blended ASP per watt, for solar products shipped increased by 0.005, or 2.6%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in blended ASP per watt is mainly attributed to a higher number of power optimizers and other solar products shipped compared to the number of inverters shipped. This increase in blended ASP per watt was partially offset by price reduction as well as an increase in the sale of commercial products that are characterized by lower ASP per watt, out of our total solar product mix.

Our blended ASP per hour watt for batteries for PV applications is calculated by dividing batteries for PV applications revenues, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by 0.133 or 28.6%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in blended ASP per watt/hour is mainly attributed to price reduction of our batteries for PV applications.

Cost of Revenues and Gross Profit (loss)

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Cost of revenues	$1,778,660	$2,272,705	$(494,045)	(21.7)%
Gross profit (loss)	$(877,204)	$703,823	$(1,581,027)	(224.6)%

Cost of revenues decreased by $494.0 million, or 21.7%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to:

•	a decrease of $810.4 million, in the direct cost of revenues sold, associated primarily with a decrease in the volume of products sold and an increase of $82.6 million, in AMPTC recognized;

•	a decrease of $241.7 million in warranty expenses and warranty accruals, associated primarily with a decrease in revenues;

•	a decrease in shipment and logistic costs in an aggregate amount of $140.4 million associated primarily with a decrease in revenues;

•	a decrease in personnel-related costs of $6.2 million, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.
These were partially offset by an increase of $723.8 million in inventory costs, which is mainly attributed to inventory write-down.

Gross profit as a percentage of revenue decreased from 23.6% for the year ended December 31, 2023 to a gross loss of 97.3% in the year ended December 31, 2024 primarily due to:

•	inventory write-down accruals resulting in lower gross margin of approximately 85%,

•	lower absolute fixed and other production related costs, which were divided this year by a significantly lower revenue, resulting in a lower gross margin, of approximately 25%; and

•	price reduction that was partially offset by AMPTC recognized, resulting in lower gross margin of approximately 14%.

Operating Expenses:

Research and Development

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Research and development	$277,237	$321,482	$(44,245)	(13.8)%

Research and development costs decreased by $44.2 million or 13.8%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to:

•	a decrease of $27.8 million in personnel-related costs, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and
•	a decrease in expenses related to consultants and sub-contractors in the amount of $11.6 million:

Sales and Marketing

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Sales and marketing	$146,865	$164,318	$(17,453)	(10.6)%

Sales and marketing expenses decreased by $17.5 million, or 10.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to:

•	a decrease of $10.9 million in personnel-related costs, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics;
•	a decrease of $3.8 million in other marketing expenses; and

•	a decrease of $2.5 million in expenses related to consultants and sub-contractors in the amount.

General and Administrative

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
General and administrative	$147,455	$146,504	$951	0.6%

General and administrative expenses increased by $1.0 million, or 0.6%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in expenses related to provision for expected credit losses in the amount of $13.4 million which was partially offset by:

•	a decrease of $5.8 million in personnel-related costs, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease in expenses related to consultants and sub-contractors in the amount of $5.2 million.

Other operating expenses, net

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Other operating expenses, net	259,527	31,314	228,213	728.8%

Other operating expenses, net, increased by $228.2 million, or 728.8% in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to:

•	an increase of $199.6 million in losses related to the impairment and abandonment of property, plant and equipment;

•	an increase of $19.1 million in losses related to the impairment of goodwill and intangible assets; and

•	an increase of $11.7 million as a result of loss from the sale of automation machines and decrease in gain from sale and impairment of other assets.

 Financial income (expense), net

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Financial income (expense), net	$(14,570)	$41,212	$(55,782)	(135.4)%

Financial expenses for the year ended December 31, 2024 was $14.6 million compared to $41.2 million financial income for the year ended December 31, 2023, primarily due to:

•
a loss of $13.5 million in the year ended December 31, 2024, compared to a gain of $24.2 million in the year ended December 31, 2023, as a result of fluctuations in foreign exchange rates, primarily between the Euro and NIS against the U.S dollar; and

•	an increase of $17.4 million due to credit loss related to loans receivable.

Other income (loss)

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Other income (loss), net	$14,547	$(318)	$14,865	(4,674.5)%

Other income was $14.5 million for the year ended December 31, 2024 compared to other loss of $0.3 million in the year ended December 31, 2023, primarily due to:

•	an increase of $15.5 million due to a gain from the partial repurchase of the Notes 2025;

•	an increase of $3.1 million in realized gain from marketable securities; and

•	an increase of $1.1 million due to a gain from the revaluation of equity investment as a result of business combination.

These were partially offset by an increase in loss of $5.0 million as a result of an impairment of an investment in a privately held company.

Income taxes

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Income taxes	$(96,150)	$(46,420)	$(49,730)	107.1%

Income taxes increased by $49.7 million, or 107.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a valuation allowance we booked against the tax benefit of loss we incurred in 2024, as well against deferred tax assets of prior years, partially offset by the tax benefits we generated from the inflation Reduction Act of 2022.

Loss from equity method investments

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Net loss from equity method investments	$(1,896)	$(350)	$(1,546)	441.7%

Net loss from equity method investments increased by $1.5 million, or 441.7% for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Net Income (loss)

	Year ended December 31,		2023 to 2024
	2024	2023	Change
	(In thousands)
Net income (loss)	$(1,806,357)	$34,329	$(1,840,686)	(5,361.9)%

          As a result of the factors discussed above, net loss for the year ended December 31, 2024 was $1,806.4 million compared to net income of $34.3 million for the year ended December 31, 2023.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended December 31,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(313,319)	$(180,113)
Net cash provided by (used in) investing activities	416,286	(268,894)
Net cash used in financing activities	(20,129)	(11,956)
Increase (decrease) in cash, cash equivalents and restricted cash	$82,838	$(460,963)

As of December 31, 2024, our cash and cash equivalents were $274.6 million. This amount does not include $353.9 million invested in available for sale marketable securities, $135.3 million restricted cash, and $3.6 million invested in restricted deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments, and the repayment of our remaining Notes 2025. As of December 31, 2024, we have open commitments for capital expenditures in the amount of approximately $35.0 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $390.3 million related to raw materials and commitments for the future manufacturing of our products.

Beginning on the fourth quarter of 2024, we entered into a tax credit agreement under which we agreed to sell advanced manufacturing production tax credits. We may enter into additional tax credit agreements in the future.

We believe our cash and cash equivalents and available for sale marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt.

Operating Activities

Cash used in operating activities consists of net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities increased by $133.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, mainly due to net loss for the year ended December 31, 2024 compared to net income in the year ended December 31, 2023 adjusted for certain non-cash items, partially offset by lower operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities was $416.3 million for the year ended December 31, 2024 as compared to cash used in investing activities of $268.9 million for the year ended December 31, 2023, primarily driven by an increase of $553.8 million in proceeds from sales and the maturities of available-for-sale debt investments, a decrease of $62.4 million which led to less cash used in the purchase of property plant and equipment, a decrease of $43.0 million in purchases of available-for-sale debt investments, an increase of $32.2 million in proceeds from loans receivable and a decrease of $20.5 million in disbursements of loans made by the Company. These were partially offset by an increase of $17.7 million in cash used in the purchase of privately-held companies.

Financing Activities

Financing cash flows consisted primarily due to the repurchases of our common stock, under our share repurchase program, which expired on December 31, 2024, the issuance and partial repurchase of the convertible senior Notes, and our employee equity incentive plans. Cash used in financing activities for the year ended December 31, 2024 increased by $8.2 million, compared to cash used in financing activities in the year ended December 31, 2023, primarily due to a $267.9 million increase in cash used for the partial repurchase of the 2025 Note, an increase of $50.2 million in cash, used in share repurchases, an increase of $28.3 million in cash, used to purchase the capped call transactions, and $13.7 million decrease in proceeds provided by the exercise of stock-based awards. These were partially offset by a $329.2 million increase in cash provided by the issuance of convertible notes and a decrease of $22.7 million in withholding taxes remitted to the tax authorities related to the exercise of stock-based awards.

Convertible Senior Notes

On September 25, 2020, we issued $632.5 million aggregate principal amount of our convertible senior notes ("Notes 2025") in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million.

On June 28, 2024, we sold an aggregate principal amount of $300 million of 2.25% convertible senior notes due 2029 in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from the offering of the Notes 2029 were approximately $293.2 million, after deducting fees and estimated expenses. Separately, we have entered into capped call transactions. We used approximately $25.2 million of the net proceeds from this offering to pay the cost of the capped call transactions and approximately $267.9 million of the net proceeds from this offering to repurchase $285.0 million principal amount of its outstanding 0.000% Notes 2025. As a result of the partial repurchase of the Notes 2025, we recognized a gain of $15.5 million which was recorded under other income. We intend to use the remainder of the net proceeds from the offering for general corporate purposes.

On July 8, 2024, we sold an aggregate principal amount of $37 million of our convertible senior notes ("Notes 2029"). The Notes 2029 were sold pursuant to the Initial Purchasers’ (as defined in Note 18) exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, as described  in Note 18, “Convertible Senior Notes.”

Share Repurchases

On November 1, 2023, we announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not obligate SolarEdge to acquire any amount of common stock. The share repurchase program expired on December 31, 2024.

During the year ended December 31, 2024, the Company repurchased 753,364 shares of common stock from the open market, at an average cost of $66.63 per share for a total of $50.2 million.

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

Revenue Recognition

We generate revenues from the sale of DC optimized inverter systems for solar PV installations which include our power optimizers, inverters, and cloud-based monitoring platform as well as other solar related ancillary products, Lithium-ion cells, batteries, energy storage solutions, and EV chargers. Our worldwide customer base includes large solar installers, distributors, EPCs, utility companies and other customers. Our products are fully functional at the time of shipment to the customer and do not require production, modification, or customization with the exception of some ESS systems that require installation and commissioning. We recognize revenue under the core principle that transfer of control to the customers should be depicted in an amount reflecting the consideration we expect to receive in revenue. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Provisions for rebates, sales incentives and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

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

We recognize financing component expenses in our consolidated statement of income (loss) in relation to advance payments for performance obligations that extend for a period greater than one year. These financing component expenses are reflected in our deferred revenues balance. Such performance obligations are those that include a financing component, specifically: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services.

See Notes 2v and 16 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to revenue recognition.

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

Since the MTBF model does not take into account additional non-systematic failures, such as failures caused by workmanship or manufacturing or design-related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases and recognize the associated expenses ratably over the expected claim period. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 132.1 million power optimizers and approximately 5.8 million inverters as of December 31, 2024.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations, based on the period in which the warranty is expected to be claimed. The warranty provision (short and long-term) was $432.4 million and $518.2 million, for the years ended December 31, 2024 and 2023, respectively.

See Notes 2x and 15 "Warranty obligations" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to product warranty.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought for our own manufacturing facilities or on behalf of our contract manufacturers, and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or net realizable value, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, product merchantability, and other factors when evaluating the net realizable value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable value. Inventory write-downs are recorded as cost of revenues in the accompanying statements of income and were $698.3 million and $46.4 million, for the years ended December 31, 2024 and 2023, respectively.

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

See Notes 2k and Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to inventory valuation.

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

See Note 2o and Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to business combination.

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

During the year ended December 31, 2024, we recorded an impairment charge of $247.2 million, related to tangible and intangible assets within both the Solar and Energy Storage asset groups.

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

See Notes 2.p and 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to intangible assets.

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

We complete the required annual testing of goodwill impairment for the reporting units at least on an annual basis and determine whether goodwill should be impaired. During the year ended December 31, 2024, we recorded an impairment charge of $2.2 million related to the Energy Storage asset group.

See Notes 2.r and 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.

Government grants

Government grants are recognized when there is reasonable assurance that: (1) we will comply with the relevant conditions and (2) the grant disbursement will be received.

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is impacting our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA further incentivizes residential and commercial solar customers and developers by providing significant tax credits for qualifying energy projects. The IRA further provides Advanced Manufacturing Production Tax Credits ("AMPTCs") for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems. The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In addition to using the tax credits to offset tax due to the U.S. government, the IRA allows taxpayers to elect to have AMPTCs refunded in cash ("Direct Pay") or sell these credits to a third party. The Direct Pay option is available as a one-time election, in any taxable year after December 31, 2022, for a facility in which eligible components are produced, and is applicable for five years. In 2024 the Company sold a significant part of the AMPTCs it generated from the US production of eligible components.

Refundable and transferable tax credits are similar in essence to government grants. This is because the taxpayer can realize the benefit regardless of whether they owe income tax or not in the relevant years. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740. Instead, they are treated as government grants.

The Company recognize's AMPTCs as a reduction in the cost of revenues in the statement of income (loss). The Company does this systematically over time as it recognizes the related expenses. The AMPTCs are also reflected in the consolidated balance sheet, according to the way the Company expects to utilize them: as a reduction of income tax payable within accrued expenses and other liabilities, as a tax prepayment, or, if AMPTCs are to be sold, within prepayment and other assets.

As of December 31, 2024 and 2023, AMPTCs of $80,516 and $6,020, were recorded as a tax prepayment within prepayment and other current assets, respectively.

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

See Note 2.af and 26 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to income taxes.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, customer concentrations, and commodity price risk. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Approximately 43.8%, 68.1% and 60.1% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively, were earned in non-U.S. dollar denominated currencies, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel ("NIS") and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $14.9 million for the year ended December 31, 2024. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $62.9 million for the year ended December 31, 2024.

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

We had cash,cash equivalents and restricted cash of $409.9 million and $338.5 million as of December 31, 2024 and 2023, respectively, which was held for working capital purposes. We had available-for-sale marketable securities with an estimated fair value of $353.9 million and $929.4 million as of December 31, 2024 and 2023, respectively. In addition, we had restricted deposits of 3.4 million and $0.3 million as of December 31, 2024 and 2023, respectively.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. For the year ended December 31, 2024, one major customer accounted for 12.9% of our total revenues, and as of December 31, 2024, three major customers accounted for approximately 43.4% of our consolidated trade receivables balance. For the year ended December 31, 2023, two major customers accounted for 24.0% of total revenues, and as of December 31, 2023, two major customers accounted for approximately 47.1% of our consolidated trade receivables balance. We currently do not foresee a credit risk associated with these receivables.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Warranty obligation

Description of the Matter
As described in Notes 2x and 15 to the consolidated financial statements, as of December 31, 2024, the warranty obligation was $432,365 thousand.

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

Auditing the management’s warranty obligations valuation of the solar business was complex and subject to judgment due to the significant estimations required in evaluation its amount. In particular, the warranty obligations are subject to significant assumptions such as product failure rates, the average cost of products replacements and other warranty related costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the valuation of for the warranty obligations of the solar business, including controls over management's review of the significant assumptions and data underlying the warranty obligations valuation.

To test the management's warranty obligations valuation, our substantive audit procedures included, among others, look back analysis and testing the accuracy and completeness of the underlying data used in management's warranty obligations valuation assessment. We assessed the accuracy of historical data used in estimating forecasted failure rates, repair replacement ratios and other warranty related costs and compared them to actual warranty claims. In addition, we involved a specialist to assess the assumptions and the precision of the inputs underlying the MTBF model, including, evaluating the appropriateness of the MTBF model and its consistency with data obtained from external sources.

Valuation of Inventories - Provisions for slow moving, excess and obsolete inventory items

Description of the Matter
As of December 31, 2024, the Company’s consolidated inventories balance was $645,897 thousand, and recorded inventory impairment charges of $738,757 thousand.

As described in Notes 2k, 6 to the consolidated financial statements, the Company values its inventories at the lower of cost or net realizable value. Reserves for slow moving, excess and obsolete inventory items are recorded based on management's analysis of inventory levels, future sales forecasts, and market conditions.

Auditing the valuation of inventory reserves for the slow moving, excess and obsolete inventory items were complex and subject to judgment due to the significant estimates and assumptions required by management to estimate the reserves, especially, the future salability of the inventories. These assumptions include the assessment by inventory category of future demand and market conditions for the Company's products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's reserve for slow moving, excess and obsolete inventory items, process including management's assessment of the underlying assumptions and data.

To test the valuation of inventory reserve for the slow moving, excess and obsolete inventory items, our substantive audit procedures included, among others, evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage, future demand, and market conditions. We examined the completeness, accuracy, and relevance of the underlying data used in management's estimations. We held discussions with appropriate non-financial personnel including sales, R&D and operating management, regarding strategic or operational changes in the business would impact expected demand or related carrying value of inventories, introduction of new products and other factors to corroborate management's assertions regarding the inventory reserves. We performed procedures to compare recent sales transactions or market data to cost of inventories to assess that the carrying value of inventories was the lower of cost or net realizable value. We performed an examination of the assumptions by comparing those assumptions to historical data as well as reviewing such assumptions for management bias. We considered macroeconomic trends within the industry, including trends that could impact the movement of the products provided by the Company.

/s/ Kost Forer Gabbay & Kasierer
A Member of EY Global

We have served as the Company's auditor since 2007.
Tel-Aviv, Israel
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SolarEdge Technologies Inc.'s  internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, SolarEdge Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer
A Member of EY Global

Tel-Aviv, Israel
February 25, 2025

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,611	$338,468
Restricted cash	135,328	-
Marketable securities	311,279	521,570
Trade receivables, net of allowances of $43,038 and $16,400, respectively	160,423	622,425
Inventories, net	645,897	1,443,449
Prepaid expenses and other current assets	506,769	378,394
Total current assets	2,034,307	3,304,306
LONG-TERM ASSETS:
Marketable securities	42,597	407,825
Deferred tax assets, net	-	80,912
Property, plant and equipment, net	343,438	614,579
Operating lease right-of-use assets, net	41,393	64,167
Goodwill and intangible assets, net	58,046	78,341
Loan receivables, net	45,678	2,438
Other long-term assets	64,736	35,163
Total long-term assets	595,888	1,283,425
Total assets	$2,630,195	$4,587,731

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS (Cont.)
(in thousands, except per share data)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables, net	$93,491	$386,471
Employees and payroll accruals	76,292	76,966
Warranty obligations	140,249	183,047
Deferred revenues and customers advances	140,870	40,836
Accrued expenses and other current liabilities	243,872	205,911
Convertible senior notes, net	346,305	-
Total current liabilities	1,041,079	893,231
LONG-TERM LIABILITIES:
Convertible senior notes, net	330,006	627,381
Warranty obligations	292,116	335,197
Deferred revenues	231,049	214,607
Finance lease liabilities	39,159	41,892
Operating lease liabilities	30,018	45,070
Other long-term liabilities	8,426	18,444
Total long-term liabilities	930,774	1,282,591
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 58,780,490 shares at December 31, 2024 and 57,123,437 shares at December 31, 2023; outstanding: 58,027,126 shares at December 31, 2024 and 57,123,437 shares at December 31, 2023.	6	6
Additional paid-in capital	1,813,198	1,680,622
Treasury stock, at cost; 753,364 shares held	(50,194)	-
Accumulated other comprehensive loss	(76,477)	(46,885)
Retained earnings (Accumulated deficit)	(1,028,191)	778,166
Total stockholders’ equity	658,342	2,411,909
Total liabilities and stockholders’ equity	$2,630,195	$4,587,731

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues	$901,456	$2,976,528	$3,110,279
Cost of revenues	1,778,660	2,272,705	2,265,631
Gross profit (loss)	(877,204)	703,823	844,648
Operating expenses:
Research and development	277,237	321,482	289,814
Sales and marketing	146,865	164,318	159,680
General and administrative	147,455	146,504	112,496
Other operating expenses, net	259,527	31,314	116,538
Total operating expenses	831,084	663,618	678,528
Operating income (loss)	(1,708,288)	40,205	166,120
Financial income (expense), net	(14,570)	41,212	3,750
Other income (loss), net	14,547	(318)	7,285
Income (loss) before income taxes	(1,708,311)	81,099	177,155
Income taxes	(96,150)	(46,420)	(83,376)
Net loss from equity method investments	(1,896)	(350)	-
Net income (loss)	$(1,806,357)	$34,329	$93,779
Net basic earnings (loss) per share of common stock	$(31.64)	$0.61	$1.70
Net diluted earnings (loss) per share of common stock	$(31.64)	$0.60	$1.65
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	57,082,182	56,557,106	55,087,770
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	57,082,182	57,237,518	58,100,649

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$(1,806,357)	$34,329	$93,779
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	4,575	20,489	(20,740)
Cash flow hedges	(2,678)	5,701	(2,635)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(35,379)	(5,375)	(20,540)
Foreign currency translation adjustments	3,890	5,409	(1,875)
Total other comprehensive income (loss)	(29,592)	26,224	(45,790)
Comprehensive income (loss)	$(1,835,949)	$60,553	$47,989

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive Income (loss)	Retained earnings	Total
	Number	Amount
Balance as of December 31, 2021	52,815,395	$5	$687,295	$-	$(27,319)	$650,058	$1,310,039
Issuance of common stock in a secondary public offering, net of underwriters' discounts and commissions of $27,140 and $834 of offering costs	2,300,000	1	650,525	-	-	-	650,526
Issuance of common stock upon exercise of stock-based awards	940,880	*-	4,030	-	-	-	4,030
Issuance of Common stock under employee stock purchase plan	77,129	*-	17,863	-	-	-	17,863
Stock based compensation	-	-	145,919	-	-	-	145,919
Other comprehensive loss adjustments, net	-	-	-	-	(45,790)	-	(45,790)
Net income	-	-	-	-	-	93,779	93,779
Balance as of December 31, 2022	56,133,404	$6	$1,505,632	$-	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	790,745	*-	226	-	-	-	226
Issuance of Common stock under employee stock purchase plan	199,288	*-	20,693	-	-	-	20,693
Stock based compensation	-	-	154,071	-	-	-	154,071
Other comprehensive income adjustments, net	-	-	-	-	26,224	-	26,224
Net income	-	-	-	-	-	34,329	34,329
Balance as of December 31, 2023	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	796,905	*-	173	-	-	-	173
Issuance of Common stock under employee stock purchase plan	860,148	*-	18,468	-	-	-	18,468
Stock based compensation	-	-	142,277	-	-	-	142,277
Repurchase of common stock	(753,364)	-	-	(50,194)	-	-	(50,194)
Capped call transactions related to the Notes 2029	-	-	(28,342)	-	-	-	(28,342)
Other comprehensive loss adjustments, net	-	-	-	-	(29,592)	-	(29,592)
Net loss	-	-	-	-	-	(1,806,357)	(1,806,357)
Balance as of December 31, 2024	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,806,357)	$34,329	$93,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,865	57,196	49,676
Provision to write down inventories to net realizable value	738,757	46,369	10,170
Loss on impairment and disposal of property, plant and equipment	224,772	25,168	649
Stock-based compensation expenses	137,251	149,945	145,539
Impairment of goodwill and intangible assets	24,674	5,622	118,492
Deferred income taxes, net	79,209	(43,071)	(11,055)
Gain from repurchasing of convertible notes	(15,456)	-	-
Loss (gain) from exchange rate fluctuations	11,918	(26,878)	9,527
Other items	8,030	8,164	4,382
Changes in assets and liabilities:
Trade receivables, net	451,707	296,429	(457,610)
Inventories, net	67,799	(737,223)	(351,255)
Prepaid expenses and other assets	(122,484)	(92,067)	(64,991)
Operating lease right-of-use assets, net	15,805	16,525	14,878
Trade payables, net	(285,505)	(67,795)	194,524
Warranty obligations	(85,541)	133,090	120,169
Deferred revenues and customers advances	119,519	39,632	44,376
Operating lease liabilities	(15,829)	(15,981)	(14,976)
Accrued expenses and other liabilities	78,547	(9,567)	125,010
Net cash provided by (used in) operating activities	(313,319)	(180,113)	31,284
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(253,431)	(296,396)	(507,171)
Proceeds from maturities of available-for-sale marketable securities	719,454	277,382	201,974
Proceeds from sales of available-for-sale marketable securities	114,564	2,807	29,236
Purchase of property, plant and equipment	(108,163)	(170,523)	(169,341)
Business combinations, net of cash acquired	(10,417)	(16,653)	-
Purchase of intangible assets	(10,000)	(10,600)	-
Disbursements for loans receivables	(37,500)	(58,000)	-
Investment in privately-held companies	(25,664)	(8,000)	-
Proceeds from loans receivables	32,150	-	-
Proceeds from governmental grant	-	6,794	4,479
Other investing activities	(4,707)	4,295	23,779
Net cash provided by (used in) investing activities	$416,286	$(268,894)	$(417,044)

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Repurchase of common stock	$(50,194)	$-	$-
Partial repurchase of Notes 2025	(267,900)	-	-
Proceeds from issuance of Notes 2029, net of issuance costs	329,214	-	-
Capped call transactions related to Notes 2029	(28,342)	-	-
Tax withholding in connection with stock-based awards, net	(281)	(9,259)	3,023
Proceeds from secondary public offering, net of issuance costs	-	-	650,526
Other financing activities	(2,626)	(2,697)	1,058
Net cash provided by (used in) financing activities	(20,129)	(11,956)	654,607

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,367)	16,319	(15,824)

Increase (decrease) in cash, cash equivalents and restricted cash	71,471	(444,644)	253,023
Cash and cash equivalents at the beginning of the period	338,468	783,112	530,089
Cash, cash equivalents and restricted cash, end of period	$409,939	$338,468	$783,112

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$-	$11,307	$-
Right-of-use asset recognized with corresponding lease liability	$2,931	$18,077	$46,004
Purchase of property, plant and equipment	$5,783	$6,323	$16,106

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,004	$137,981	$74,689

The accompanying notes are an integral part of the consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Year ended December 31,
	2024	2023	2022
Cash and cash equivalents	$274,611	$338,468	$783,112
Restricted cash	135,328	-	-
Cash, cash equivalents and restricted cash, end of period	$409,939	$338,468	$783,112

SOLAREDGE TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

NOTE 1:       GENERAL

SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell an intelligent inverter solution designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughput from each and every module through constant tracking of MPP individually per module, (ii) inverters which invert direct current (DC) from the PV module to alternating current (AC) including the Company's future ready energy hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup capabilities, and optional connection to the Company's smart EV charger, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) batteries for PV applications that are used to increase energy independence and maximize self-consumption for PV system's owners including a battery ,and (v) additional smart energy management solutions.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, as well as directly to large solar installers and engineering, procurement and construction firms.

The Company expanded its activity to other areas of smart energy technology organically and through acquisitions. The Company offers a variety of energy solutions, which include lithium-ion cells, batteries, a cloud-based monitoring platform, EV chargers, as well as cloud-based energy management solutions.

On April 6, 2023, the Company completed the acquisition of all outstanding shares of Hark Systems Ltd. ("Hark"), a UK-based energy IoT company for the C&I sector.

In October 2023, the Company decided to discontinue its light commercial vehicle e-Mobility ("LCV") activity (see Note 25).

On April 1, 2024, the Company completed the acquisition of all outstanding shares of Wevo, an Israel-based software startup, specializing in EV charging optimization and management (see Note 3)

In November 2024, the Company decided to discontinue its Energy Storage activity (see Note 25).

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

In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation on key accounting estimates. In addition, the duration, scope and effects of the war in Israel and the conflict in Ukraine, government and other third-party responses to it, and the related macroeconomic effects, including to the Company’s business and the business of the Company’s suppliers and customers are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to these evolving situations. Such changes could result in future impairments of goodwill and long-lived assets, inventories write-offs, incremental credit losses on receivables and available-for-sale marketable debt securities and changes in warranty obligations as of the time of a relevant measurement event.

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are translated into U.S. dollars in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 830 “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of income (loss) as financial income or expenses, as appropriate.

The financial statements of other Company’s subsidiaries whose functional currency is other than the U.S. dollar have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect as of the balance sheet date. Statements of income (loss) amounts have been translated using the date of the transaction or at the average exchange rate for the relevant period.

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

e.   Restricted cash

Restricted cash represents cash, held as certificates of deposit that are collateralized under a letter of credit, issued to customer and vendors. The letters of credit are required as a performance security, with a face amount equal to the aggregate purchase price of an executed sales agreement. The letters of credit were issued per the terms of the executed sales and purchasing agreements and the Company has collateralized certificates of deposit under these letters of credit in an aggregated amount of $135,328, which is reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2024.

f.   Restricted bank deposits:

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

Available-for-sale ("AFS") securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in other income (loss), net, on the consolidated statements of income (loss). The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income (expenses), net.

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

On each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the ability and intent to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on AFS debt securities are recognized as a charge in financial income (expenses), net, on the consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity.

The Company has not recorded credit losses on AFS debt securities for the years ended December 31, 2024, 2023 and 2022.

h.   Investment in privately-held companies:

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

The Company accounts for equity investments through which it exercise significant influence but do not have control over the investee under the equity method. Under this method, the investment, which was initially recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee as they occur, rather than when dividends or other distributions are received.

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

All gains and losses, whether due to an impairment or revaluation, on investments in privately-held companies, realized and unrealized, are recognized in other income (loss), net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

i.   Trade receivables:

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Balance as of January 1, 2024	$16,400
Increase in provision for expected credit losses	33,799
Recoveries collected	(5,809)
Amounts written off charged against the allowance	(66)
Foreign currency translation	(1,286)
Balance as of December 31, 2024	$43,038

j.   Loan receivables:

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

As of December 31, 2024 and 2023, the Company's provision for credit loss was $17,672 and $144, respectively, which was recorded under Financial income (expense), net.

As of December 31, 2024, the loans are presented under long-term assets on the consolidated balance sheets. As of December 31, 2023, the loans were presented under prepaid expenses and other current assets and other long-term assets on the consolidated balance sheets.

The Company granted a loan to a single customer. Considering the significant loan amount, the customer's balance would potentially expose the Company to a concentration of credit risk.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Interest income is recorded on an accrual basis at the stated interest rate and is recorded in financial income (expense), net, in the accompanying consolidated statements of income (loss). The amortized cost of the loan receivable approximates its fair value as of December 31, 2024.

k.   Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost includes depreciation, labor, material, shipment and overhead costs. Inventory reserves are provided to cover risks arising from slow-moving, excess inventory items and technological obsolescence. The Company periodically evaluates the quantities on hand relative to historical, current and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its net realizable value. Cost of finished goods and raw materials is determined using the moving average cost method (see Note 6).

l.   Property, plant and equipment:

Property, plant, and equipment are stated at cost, net of accumulated depreciation and government grants. Assets under construction represent the construction or development stage of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful life of the assets, at the following rates:

%
Buildings and plants	3-5.7 (mainly 5.7)
Computers and peripheral equipment	14.3-33.3 (mainly 14.3)
Office furniture and equipment	7-20 (mainly 7)
Machinery and equipment	10-20 (mainly 10)
Laboratory and testing equipment	10-20 (mainly 15)
Leasehold improvements	over the shorter of the lease term or useful economic life

m.   Government assistance

Advanced manufacturing production tax credits

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several incentives intended to promote clean energy, battery and energy storage, electrical vehicles, and other solar products, and is impacting our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit (“ITC”) through 2034 and is therefore expected to increase the demand for solar products. The IRA further incentivizes residential and commercial solar customers and developers by providing significant tax credits for qualifying energy projects.  The IRA further provides Advanced Manufacturing Production Tax Credits ("AMPTCs") for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems. The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In addition to using the tax credits to offset tax due to the U.S. government, the IRA allows taxpayers to elect to have AMPTCs refunded in cash ("Direct Pay") or sell these credits to a third party. The Direct Pay option is available as a one-time election, in any taxable year after December 31, 2022, for a facility in which eligible components are produced, and is applicable for five years. In 2024 the Company sold a significant part of the AMPTCs it generated from the U.S. production of eligible components.

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

Government grants are recognized when there is reasonable assurance that: (1) the Company will comply with the relevant conditions and (2) the grant disbursement will be received. The Company recognize's AMPTCs as a reduction in the cost of revenues in the statement of income (loss). The Company does this systematically over time as it recognizes the related expenses. The AMPTCs are also reflected in the consolidated balance sheet, according to the way the Company expects to utilize them: as a reduction of income tax payable within accrued expenses and other liabilities, as a tax prepayment, or, if AMPTCs are to be sold, within prepayment and other assets.

As of December 31, 2024 and 2023, AMPTCs of $80,516 and $6,020, were recorded as a tax prepayment within prepayment and other current assets, respectively.

Property, plant and equipment

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

In November 2024, following the announced discontinuation of SolarEdge Korea, the Company is required to return approximately $10,000 in subsidies granted to date. The Company recorded an accrual under accrued expenses and other current liabilities in the consolidated balance sheets.

The Company did not record reduction of property, plant and equipment related to grants for the years ended December 31, 2024 and 2023.

n.   Leases:

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

o.   Business Combination:

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

p.   Intangible Assets:

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In case the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized over the revised estimated useful life (see Note 10).

 Depreciation is calculated by the straight-line method over the estimated useful life of the assets, at the following rates:

%
Current technology	14.3-20 (mainly 20)
Customer relationships	100
Trade names	20-50 (mainly 50)
Patents	9.5-10 (mainly 9.5)

q.   Impairment of long-lived assets:

The Company’s long-lived assets to be held and used, including property, plants and equipment, ROU assets and identifiable intangible assets that are subject to amortization, other than goodwill, are reviewed for impairment in accordance with ASC 360 “Property, Plants and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such evaluation indicates that the carrying amount of the asset (or asset group) is not recoverable, the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value (see Note 10).

For the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of long-lived assets in the amount of $249,588, $30,790 and $29,037, respectively, presented under Other operating expenses, net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

r.   Goodwill:

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
(2) If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized (see Note 11).

For the year ended December 31, 2024, the Company recorded impairment charges of goodwill in the amount of $2,251.

For the year ended December 31, 2023, the Company did not record any impairment charges.

For the year ended December 31, 2022, the Company recorded impairment charges of goodwill in the amount of $90,104.

s.   Cloud computing arrangements:

In 2021, due to the growing size and complexity of the Company, the Company decided to implement a new global enterprise resource planning ("ERP") system, which will replace the Company's existing operating and financial systems. During 2022, the Company began implementing a cloud-based ERP system. The Company's implementation of this system is expected to be completed in 2025.

The Company incurs costs to implement cloud computing arrangements ("CCA") that are hosted by third party vendors. Implementation costs associated with CCA are capitalized when incurred during the application development phase until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the contractual term of the cloud computing arrangement and are recognized as an operating expense within the consolidated statements of income (loss). Capitalized amounts related to such arrangements are recorded within other long-term assets in the consolidated balance sheets. Cash payments for CCA implementation costs are classified as cash used in operating activities.

As of December 31, 2024, and 2023 the Company had capitalized implementation costs related to its upcoming ERP conversion in the amounts of $29,366 and $13,666, respectively presented under other long-term assets in the consolidated balance sheet.

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

For the years ended December 31, 2024, 2023 and 2022, the Company recorded $21,959, $23,643 and $17,202 in severance expenses related to its employees, respectively.

u.   Derivatives and Hedging:

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, NIS, during the year ended December 31, 2024, the Company instituted a foreign currency cash flow hedging program whereby portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts.

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

The Company also entered into derivative instrument arrangements to hedge the Company’s exposure to currencies other than the U.S. dollar. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of income (loss), as a financial income (expense), net.

The Company classifies cash flows related to its hedging as operating activities in its consolidated statement of cash flows.

v.   Revenue recognition:

Revenues are recognized in accordance with ASC 606; revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that the Company expects in exchange for those goods or services.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Company’s products and services consist mainly of (i) power optimizers, (ii) inverters, (iii) batteries for PV applications, (iv) a related cloud-based monitoring platform, (v) communication services, and (vi) warranty extension services.

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

The Company has elected to apply the practical expedient to not evaluate payment terms of one year or less for the existence of a significant financing component.

Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes).

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

Accrual for rebates for direct customers is presented net of receivables. Accrual for sale incentives related to non-direct customers is presented under accrued expenses and other current liabilities. The Company accrued $53,026 and $74,096 for rebates and sales incentives as of December 31, 2024 and 2023, respectively.

When a contract provides a customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists.

As of December 31, 2024, the Company has not provided payment terms of more than a year.

The performance obligations that extend for a period greater than one year are those that include a financial component: (i) warranty extension services, (ii) cloud-based monitoring, and (iii) communication services. The Company recognizes financing component expenses in its consolidated statement of income (loss) in relation to advance payments for performance obligations that extend for a period greater than one year. These financing component expenses are reflected in the Company’s deferred revenues balance.

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

Revenues from sales of products are recognized based on the transfer of control, which includes but is not limited to, the agreed International Commercial terms, or “INCOTERMS”. Revenues related to warranty extension services, cloud-based monitoring, communication services and other services are recognized over time on a straight-line basis since these services have a consistent continuous pattern of transfer to a customer during the contract period.

Billed accounts receivables include all outstanding invoices to customers, as well as amounts allowed to be billed according to contractual billing terms with customers.

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services, other services and advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized (see Note 16).

w.   Cost of revenues:

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Shipping, handling and warehouse costs, which amounted to $79,534, $214,349 and $257,753, for the years ended December 31, 2024, 2023 and 2022, respectively, are included in the cost of revenues in the consolidated statements of income. Shipping, handling and warehouse costs include custom tariff charges and all other costs associated with the distribution of finished goods from the Company’s point of sale directly to its customers.

In the years that ended December 31, 2024 and 2023, the Company recognized AMPTCs worth $88,655 and $6,020, as a reduction in the cost of revenues for the inverters produced in the United States and sold to customers.

x.   Warranty obligations:

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

y.   Advertising costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of income (loss). The Company incurred advertising expenses of $12,015, $13,476, and $11,090 for the years ended December 31, 2024, 2023, and 2022, respectively.

z.   Research and development costs:

Research and development costs, are charged to the consolidated statement of income (loss) as incurred.

aa. Concentrations of credit risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, restricted bank deposits, marketable securities, trade receivables, loan receivables, derivative instruments and other accounts receivable.

Cash and cash equivalents, restricted cash and restricted bank deposits are mainly invested in major banks in the U.S., Israel, Germany, Italy and Korea. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company's debt marketable securities include investments in high-rated corporate debentures (located mainly in the U.S., Canada, France, UK, Australia, Cayman Islands and other countries) and governmental bonds. The financial institutions that hold the Company's debt marketable securities are major financial institutions located in the United States. The Company believes its debt marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in an issuer (see Note 2g.).

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

The Company had one major customer (customers with attributable revenues that represent more than 10% of the Company's total revenues) for the year ended December 31, 2024, two major customers for the year ended December 31, 2023, and one major customer for the year ended December 31, 2022 that accounted for approximately 12.9%, 24.0% and 18.5% of the Company’s consolidated revenues, respectively. All of the revenues from these customers were generated in the solar segment.

The Company had three major customers (customer with a balance that represents more than 10% of total trade receivables, net) as of December 31, 2024 and as of December 31, 2023 that accounted in the aggregate for approximately 43.4% and 47.1%, of the Company’s consolidated trade receivables, net, respectively.

ab.   Concentrations of supply risks:

The Company depends on certain contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

As of December 31, 2024 one contract manufacturer accounted for 26.2% of the Company’s total trade payables, net.

As of December 31, 2023 two contract manufacturers collectively accounted for 58.5% of the Company’s total trade payables, net.

The Company's own manufacturing facility, Sella 1, located in the North of Israel, is used in the Company's Solar segment operations.

ac.   Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

The carrying value of cash and cash equivalents, restricted cash, short-term bank deposits, restricted bank deposits, trade receivables, net, bank loans, prepaid expenses, loan receivables and other current assets, trade payables, net, employee and payroll accruals and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of such instruments.

Assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 are comprised of money market funds, derivative instruments and marketable securities (see Note 14).

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

A three-tiered fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1  -        Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2  -        Include other inputs that are directly or indirectly observable in the marketplace.
Level 3  -        Unobservable inputs which are supported by little or no market activity.

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

The Company granted PSUs based on the Company’s total shareholder return ("TSR") compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. In addition, the Company granted PSUs based on the 30-day successive average trading price of the Company’s common stock (the “30-Day Price”) over a three year performance period, which are expected to vest if certain 30-Day Price levels are met. For market conditions awards, the Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

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

The fair value for PSU and ESPP granted to employees is estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2024	2023	2022
ESPP
Risk-free interest	4.42% - 5.42%	5.38% - 5.46%	1.64% - 4.70%
Dividend yields	0%	0%	0%
Volatility	70.94% - 104.93%	56.44% - 66.78%	71.28% - 71.97%
Expected term	6 months	6 months	6 months
PSU
Risk-free interest	3.9%-4.2%	4.09%	1.77%
Dividend yields	0%	0%	0%
Volatility	65.18%-76.7%	71.60%	67.42%
Expected term	2 - 3 years	3 years	1 - 3 years

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

ae.   Earnings (loss) per share

Basic net EPS is computed by dividing the net earnings (losses) attributable to SolarEdge Technologies, Inc. by the weighted-average number of shares of common stock outstanding during the period.

Diluted net EPS is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes 2025, and Notes 2029, all in accordance with ASC No. 260, "Earnings Per Share."

The Company’s convertible senior notes are included in the calculation of diluted Earnings Per Share (“EPS”) if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic cash and non-cash interest expense net of tax associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS, unless the Notes are antidilutive (see Note 23).

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

ag.   New accounting pronouncements not yet effective:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 is not expected to have a significant impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income (loss) Statement Expenses" (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company's consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

ah.   Recently issued and adopted pronouncements:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Additional segment reporting information required by ASU 2023-07 includes: disclosing the title and position of the individual or the name of the group or committee identified as the CODM, provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually, and additional disclosures regarding significant segment expenses. Effective December 31, 2024, the Company has adopted this standard retroactively. The adoption of this ASU affects only disclosures, with no impacts to the Company's financial condition and results of operations (see Note 28).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 3:       BUSINESS COMBINATIONS

In January 2023, the Company completed an investment of $5,500 in the common stock of Wevo, an Israel-based software startup, specializing in EV charging optimization and management for sites with large quantities of EV chargers, which represented 34.8% of Wevo's outstanding shares.

On April 1, 2024, the Company completed its acquisition of all of Wevo's remaining outstanding shares for approximately $13,331 in cash.

Pursuant to ASC 805, "Business Combination", the Company accounted for the Wevo acquisition as a business combination, using the acquisition method of accounting. Identifiable assets and liabilities of Wevo, including identifiable intangible assets, were recorded based on their estimated fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Such preliminary valuation required estimates and assumptions including, but not limited to, estimating future cash flows and direct costs in addition to developing the appropriate discount rates and current market profit margins. The Company’s management believes that the fair values recognized for the assets acquired and the liabilities assumed were based on reasonable estimates and assumptions.

From the initial investment, through to the purchase of all remaining shares, the Company's share of net losses were $646.

The fair value of the original investment was determined by multiplying the total fair value of Wevo, as outlined below, by the Company's initial 34.8% ownership stake, and applying a discount to account for lack of control.

The Company determined that the acquisition date fair value of the original investment, on April 1, 2024, was $5,979, resulting in a gain of $1,125.

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

Goodwill generated from this acquisition was primarily attributable to expected post-acquisition synergies from combining Wevo's platform with the Company's product offering to its commercial and industrial customers. All of the Goodwill was assigned to the Solar segment (see Note 28). Goodwill is not deductible for tax purposes. The fair values of technology, customer relationships and trade name were derived by applying the multi-period excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed were based on management's estimates and assumptions.

The results of Wevo operations have been included in the Company's consolidated statements of income (loss) since its acquisition date and are not material. Pro forma financial information has not been presented because the impact of the acquisition was not material to the Company's statements of income (loss).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 4:       INVESTMENT IN PRIVATELY-HELD COMPANY

In January 2024, the Company completed an investment of $6,075 in the preferred stock of Ivy Energy, Inc, ("Ivy"), a privately-held U.S. company. The Company accounted for the Ivy investment as an equity investment that does not have readily determinable fair values. As such, the Company’s non-marketable equity securities had a carrying value of $6,075 as of December 31, 2024.

In March 2024, the Company completed an investment of $5,000 in the preferred stock of Stardust Solution, Inc, ("Stardust"), a privately-held U.S. company. The Company accounted for the Stardust investment as an equity investment, under ASC 321, Equity Securities, that does not have a readily determinable fair market value.

In April 2024, the Company completed an investment of approximately $17,000 in the preferred stock of Ampeers Energy GmbH ("Ampeers"), a privately-held German company, which represented 28.23% of Ampeers' outstanding shares.

The Company accounted for its investment in Ampeers using the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Under this method, the investment, which was initially recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee as they occur, rather than when dividends or other distributions are received. Investments in privately-held companies are included within other long-term assets in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023 the carrying value of investments in privately-held companies was $9,185 and $9,241, respectively.

In September 2024, the Company impaired its investment in Stardust in the amount of $5,000. This impairment was recorded under Other income (loss), net in the consolidated statements of income (loss).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 5:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$290,570	$97	$(811)	$289,856
U.S. Treasury securities	12,596	-	(2)	12,594
U.S. Government agency securities	8,810	19	-	8,829
	311,976	116	(813)	311,279
Matures after one year:
Corporate bonds	36,006	252	(17)	36,241
U.S. Government agency securities	6,309	47	-	6,356
	42,315	299	(17)	42,597
Total	$354,291	$415	$(830)	$353,876

The following is a summary of available-for-sale marketable securities at December 31, 2023:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$487,083	$679	$(5,942)	$481,820
U.S. Treasury securities	15,324	-	(63)	15,261
U.S. Government agency securities	8,787	11	(3)	8,795
Non-U.S. Government securities	15,161	673	(140)	15,694
	526,355	1,363	(6,148)	521,570
Matures after one year:
Corporate bonds	342,223	1,902	(4,444)	339,681
U.S. Treasury securities	2,430	-	(22)	2,408
U.S. Government agency securities	44,100	107	(121)	44,086
Non-U.S. Government securities	20,488	1,162	-	21,650
	409,241	3,171	(4,587)	407,825
Total	$935,596	$4,534	$(10,735)	$929,395

Proceeds from maturity of available-for-sale marketable securities during the years ended December 31, 2024, 2023 and 2022, were $719,454, $277,382 and $201,974, respectively.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2024 were $114,564, which led to realized gains of $2,966.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2023 were $2,807, which led to realized losses of $125.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2022 were $29,236, which led to realized losses of $434

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 6:       INVENTORIES, NET

	As of December 31,
	2024	2023
Raw materials	$209,259	$340,604
Work in process	3,113	20,885
Finished goods	433,525	1,081,960
	$645,897	$1,443,449

The Company records inventory write-downs for excess or obsolete inventory or when it believes that the net realizable value of inventory is less than its carrying value. During the year ended December 31, 2024, the Company examined its current inventory balances, analyzed inventory in its channels, and evaluated future installation rates. The Company concluded that significant write-downs were necessary, primarily due to a slowdown in the demand for the Company's products , excess inventory in the channels, repeated price reductions and the introduction of a new generation of products. The Company records write-downs under Cost of revenues, in the consolidated statements of income (loss).

The Company recorded inventory write-downs of $738,757, $46,369 and $10,170 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 7:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2024	2023
Vendor non-trade receivables[1]	$181,953	$102,991
Government authorities	213,290	167,221
Prepayments	25,291	29,578
Loan receivables, net	-	55,418
Assets held for sale	60,500	-
Other	25,735	23,186
Total prepaid expenses and other current assets	$506,769	$378,394

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 8:       PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2024	2023
Cost:
Land	$1,087	$12,823
Buildings and plants	60,498	153,813
Computers and peripheral equipment	47,279	57,527
Office furniture and equipment	8,955	10,992
Laboratory and testing equipment	60,638	67,248
Machinery and equipment	209,906	362,363
Leasehold improvements	110,380	96,730
Assets under construction and payments on account	34,949	88,077
Gross property, plant and equipment	533,692	849,573
Less - accumulated depreciation	190,254	234,994
Total property, plant and equipment, net	$343,438	$614,579

During the year ended 2024, the Company identified certain conditions in which, events or changes in circumstances indicated that the carrying value of certain long-lived assets may not be recoverable and as a result conducted impairment assessments.

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

For the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment and abandonment by disposal of property, plant, and equipment in the amount of $224,772, $25,168, and $649, respectively, under Other operating expense (income), net in the consolidated statements of income (loss) section.

Depreciation expenses for the years ended December 31, 2024, 2023 and 2022, were $51,966, $49,544 and $40,580, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 9:       LEASES

The following table summarizes the Company’s lease-related assets and liabilities recorded in the consolidated balance sheets:

		As of December 31,
Description	Classification on the consolidated Balance Sheet	2024	2023
Assets:
Operating lease assets, net of lease incentive obligation	Operating lease right-of use assets, net	$41,393	$64,167
Finance lease assets	Property, plant and equipment, net	46,610	49,926
Total lease assets		$88,003	$114,093
Liabilities:
Operating leases short term	Accrued expenses and other current liabilities	$11,861	$17,704
Finance leases short term	Accrued expenses and other current liabilities	3,382	3,253
Operating leases long term	Operating lease liabilities	30,018	45,070
Finance leases long term	Finance lease liabilities	39,159	41,892
Total lease liabilities		$84,420	$107,919

The following table presents certain information related to the operating and finance leases:

	Year ended December 31,
	2024	2023
Finance leases:
Finance lease cost	$4,100	$4,154
Weighted average remaining lease term in years	14.38	14.99
Weighted average annual discount rate	2.30%	2.30%
Operating leases:
Operating lease cost	$17,503	$18,479
Weighted average remaining lease term in years	10.67	9.50
Weighted average annual discount rate	4.76%	3.68%

The following table presents supplemental cash flows information related to the lease costs for operating and finance leases:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$17,685	$17,930
Operating cash flows for finance leases	$350	$373
Financing cash flows for finance leases	$2,877	$2,794

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years of the operating and finance lease liabilities recorded in the consolidated balance sheets:

	Operating Leases	Finance Leases
2025	$12,148	$3,418
2026	6,602	3,418
2027	4,050	3,949
2028	3,237	3,138
2029	2,403	3,212
Thereafter	23,492	32,676
Total lease payments	$51,932	$49,811
Less amount of lease payments representing interest	(10,053)	(7,270)
Present value of future lease payments	$41,879	$42,541
Less current lease liabilities	(11,861)	(3,382)
Long-term lease liabilities	$30,018	$39,159

As of December 31, 2024, the Company has a lease commitment for the initial term of the lease of approximately $255,500 for new offices in Israel, which has not yet commenced. The lease commitment is expected to commence during 2026. The initial term of the lease agreement is 15 years commencing on the transfer of possession, and with an option to extend the lease for additional periods of up to 10 years, subject to the conditions of the lease agreement.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 10:       INTANGIBLE ASSETS, NET

During the year ended December 31, 2024, an impairment test for the Solar and Energy Storage asset group's long-lived assets was performed. The test included comparing the sum of the estimated undiscounted future cash flow attributable to the identified assets group and its carrying amounts, and recognizing an impairment for the amount to which the carrying amount exceeds the fair value of the assets groups.

The Company's impaired and disposed intangible assets in the amount of $22,438, which mainly relates to patents and licenses under the Solar asset group that are no longer relevant for the Company's continued and future operations, and technology related to the Energy Storage asset group.

Acquired intangible assets consisted of the following as of December 31, 2024, and 2023:

	As of December 31, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Current technology	$10,675	$(2,753)	$7,922	$26,990	$(14,096)	$12,894
Customer relationships	1,526	(1,216)	310	3,193	(1,781)	1,412
Trade names	1,279	(464)	815	624	(94)	530
Assembled workforce	3,575	(3,575)	-	3,575	(2,582)	993
Patents	2,000	(1,381)	619	22,000	(2,484)	19,516
Total	$19,055	$(9,389)	$9,666	$56,382	$(21,037)	$35,345

Amortization expenses for the years ended December 31, 2024, 2023 and 2022, were $7,899, $7,652 and $9,096, respectively.

Expected future amortization expenses of intangible assets as of December 31, 2024 are as follows:

2025	$2,786
2026	2,211
2027	2,084
2028	998
2029	636
2030 and thereafter	951
$9,666

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

The Company performed a qualitative assessment of its Energy Storage reporting unit in order to determine whether it was necessary to conduct the quantitative goodwill impairment test. Based on the results of this assessment, the Company acknowledged that it was more likely than not, that the fair value of said reporting unit was lower than its carrying value, and as such a quantitative goodwill impairment test was performed. Based on the results of the quantitative test, the Energy Storage reporting unit's goodwill was impaired in its entirety. This goodwill impairment was recorded under Other operating expense (income), net in the consolidated statements of income (loss) section.

As of December 31, 2024 the Company did not identify any additional indicators of impairment.

The Solar reporting unit was also examined. As a result of such quantitative testing, the Company determined that its fair value exceeds its carrying amount, and therefore no impairment was recorded.

The following summarizes the goodwill activity for the years ended December 31, 2024, and 2023:

	Solar	Energy Storage	Total
Goodwill at December 31, 2022	$28,768	$2,421	$31,189
Changes during the year:
Acquisitions	12,266	-	12,266
Foreign currency adjustments	(402)	(57)	(459)
Goodwill at December 31, 2023	40,632	2,364	42,996
Changes during the year:
Acquisitions	11,344	-	11,344
Impairment losses	-	(2,251)	(2,251)
Foreign currency adjustments	(3,596)	(113)	(3,709)
Goodwill at December 31, 2024	$48,380	$-	$48,380

As of December 31, 2024 and December 31, 2023 there were $92,355 and $90,104 accumulated goodwill impairment losses, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 12:       OTHER LONG TERM ASSETS

	As of December 31,
	2024	2023
Cloud computing arrangements	29,366	13,666
Investments in privately held companies	20,976	7,650
Severance pay fund	9,185	9,241
Prepaid expenses and other	5,209	4,606
Total other long term assets	$64,736	$35,163

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 13:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2024, the Company entered into forward contracts and put and call options to sell USD both, in the amount of NIS 100 million.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	December 31, 2024	December 31, 2023
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$1,262	$4,477
Non-designated hedges	Prepaid expenses and other current assets	-	410
Total derivative assets		$1,262	$4,887

Gains (losses) on derivative instruments are summarized below:

		Year ended December 31,
	Affected line item	2024	2023	2022
Foreign exchange contracts
Non Designated Hedging Instruments	Consolidated Statements of Income - Financial income (expense), net	$802	$2,337	$4,716
Designated Hedging Instruments	Consolidated Statements of Comprehensive Income - Cash flow hedges	$(445)	$(1,990)	$(8,965)

See Note 22 for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive loss.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 14:       FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its cash equivalents and marketable securities, at fair value using the market approach valuation technique. Cash and cash equivalents and restricted cash are classified within Level 1 because these assets are valued using quoted market prices. Marketable securities and foreign currency derivative contracts are classified within level 2 due to these assets being valued by alternative pricing sources and models utilizing market observable inputs.

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2024 and 2023 by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2024	December 31, 2023
Assets:
Cash, cash equivalents and restricted cash:
Cash	Level 1	$239,020	$309,521
Money market mutual funds	Level 1	$21,075	$22,311
Deposits	Level 1	$14,516	$6,636
Restricted cash	Level 1	$135,328	$-
Derivative instruments	Level 2	$1,262	$4,887
Short-term marketable securities:
Corporate bonds	Level 2	$289,856	$481,820
U.S. Treasury securities	Level 2	$12,594	$15,261
U.S. Government agency securities	Level 2	$8,829	$8,795
Non-U.S. Government securities	Level 2	$-	$15,694
Long-term marketable securities:
Corporate bonds	Level 2	$36,241	$339,681
U.S. Treasury securities	Level 2	$-	$2,408
U.S. Government agency securities	Level 2	$6,356	$44,086
Non-U.S. Government securities	Level 2	$-	$21,650

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements. The implied fair values of the Solar and Energy Storage reporting units were estimated using the discounted cash flow approach (see Notes 10 and 11). The inputs to these models are considered Level 3.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 15:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
Balance, at the beginning of the period	$518,244	$385,057	$265,160
Accruals for warranty during the period	60,137	250,266	211,202
Changes in estimates	(5,345)	20,017	1,914
Settlements	(140,671)	(137,096)	(93,219)
Balance, at end of the period	432,365	518,244	385,057
Less current portion	(140,249)	(183,047)	(103,975)
Long term portion	$292,116	$335,197	$281,082

NOTE 16:       DEFERRED REVENUES

Deferred revenues consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products and other services. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenues during the period are as follows:

	Year ended December 31,
	2024	2023	2022
Balance, at the beginning of the period	$255,443	$213,577	$169,345
Revenue recognized	(41,035)	(29,650)	(23,017)
Increase in deferred revenues and customer advances	157,511	71,516	67,249
Balance, at the end of the period	371,919	255,443	213,577
Less current portion	(140,870)	(40,836)	(26,641)
Long term portion	$231,049	$214,607	$186,936

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024:

2025	$140,870
2026	14,019
2027	11,947
2028	11,008
2029	10,668
Thereafter	183,407
Total deferred revenues	$371,919

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 17:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2024	2023
Accrued expenses	$164,493	$142,130
Government authorities	51,705	34,309
Operating lease liabilities	11,861	17,704
Accrual for sales incentives	11,671	5,862
Other	4,142	5,906
Total accrued expenses and other current liabilities	$243,872	$205,911

NOTE 18:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes, due 2025 (the "Notes 2025"). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 do not bear regular interest and mature on September 15, 2025, unless earlier repurchased or converted in accordance with their terms. The Notes 2025 are general senior unsecured obligations of the Company. Holders may convert their Notes 2025 prior to the close of business on the business day immediately preceding June 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business-day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes 2025 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the Indenture. In addition, holders may convert their Notes 2025, in multiples of $1,000 principal amount, at their option at any time beginning on or after June 15, 2025, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes 2025, without regard to the foregoing circumstances. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1,000 principal amount of Notes 2025, which is equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

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

On June 28, 2024, the Company sold an aggregate principal amount of $300,000 of its 2.25% convertible senior notes, due in 2029 (the "Notes 2029"). The Notes 2029 were sold pursuant to an indenture, dated June 28, 2024 (the “Indenture 2029”), between the Company and U.S. Bank National Association, as trustee. The Notes 2029 will bear interest at a rate of 2.25% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Notes 2029 mature on July 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes 2029 are general senior unsecured obligations of the Company. Holders may convert their Notes 2029 at any time prior to the close of business on the business day immediately preceding April 1, 2029 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes 2029 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or if the Company provides a notice of redemption as described in the Indenture 2029. In addition, holders may convert their Notes 2029, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes 2029, without regard to the foregoing circumstances. The initial conversion rate for the Notes 2029 is 29.1375 shares of common stock per $1,000 principal amount of Notes 2029, which is equivalent to an initial conversion price of approximately $34.32 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture 2029.

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

The Notes 2029 are not redeemable prior to July 6, 2027. On or after July 6, 2027, the Company may redeem the Notes 2029 at its option if the last reported sale price of the common stock has been at least 130% of the conversion price, then in effect, for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes 2029 to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds from this offering to repurchase $285,000 principal amount of its Notes 2025. The Company recorded under other income a gain of $15,456 from the partial repurchase of Notes 2025.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

As the capped call transactions are indexed to the Company's common stock, they were recorded as a reduction of additional paid-in capital in the consolidated balance sheets.

On July 8, 2024 the Company sold to Goldman Sachs & Co. LLC, as representative of the several initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from the Company, $37,000 aggregate principal amount of additional Notes 2029. The additional Notes 2029 were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, solely to cover over-allotments, under the purchase agreement.

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

The Convertible Senior Notes consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Notes 2025
Principal	$347,500	$632,500
Unamortized issuance costs	(1,195)	(5,119)
Net carrying amount Notes 2025	$346,305	$627,381
Notes 2029
Principal	337,000	-
Unamortized issuance costs	(6,994)	-
Net carrying amount Notes 2029	330,006	-

Total notes carrying amount	$676,311	$627,381

Costs related to the Notes 2025 and the Notes 2029 were as follows:

	Year ended December 31,
	2024	2023	2022
Notes 2025
Debt issuance cost	$2,280	$2,930	$2,916
Notes 2029
Debt issuance cost	$792	$-	$-
Contractual interest expense	$3,854	$-	$-

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

As of December 31, 2024, the unamortized issuance costs of the Notes 2025 and Notes 2029 will be amortized over the remaining term of approximately 8 months and 4.5 years, respectively.

The annual effective interest rate of Notes 2025 and Notes 2029 is 0.47%. and 2.75%, respectively.

As of December 31, 2024, the estimated fair value of Notes 2025 and Notes 2029, which the Company has classified as Level 2 financial instruments, is $324,913 and $241,363, respectively. The estimated fair value was determined based on the quoted bid price of the Convertible Senior Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2024, the if-converted value of the Notes 2025 and Notes 2029 did not exceed the principal amount.

NOTE 19:       OTHER LONG TERM LIABILITIES

	As of December 31,
	2024	2023
Tax liabilities	$1,111	$3,577
Accrued severance pay	6,079	12,967
Other	1,236	1,900
	$8,426	$18,444

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

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units ("RSU"), performance stock units ("PSU"), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of December 31, 2024, a total of 23,709,926 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 11,340,502 shares are still available for future grants.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The market condition for the PSUs is based on the Company’s total shareholder return ("TSR") compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. Additionally, the Company granted PSUs, based on the average trading price of the Company’s common stock based on the 30-Day Price, over a three year performance period, which are expected to vest if certain 30-Day Price levels are met. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of December 31, 2024, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2021	474,280	$44.68	5.22	$112,479
Exercised	(135,008)	29.77	-	-
Forfeited or expired	(243)	5.01	-	-
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Vested and expected to vest as of December 31, 2022	338,345	$50.45	4.85	$79,315
Exercisable as of December 31, 2022	300,865	$38.52	4.58	$73,875

Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Exercised	(21,613)	10.48	-	3,572
Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Vested and expected to vest as of December 31, 2023	317,166	$53.24	4.05	$17,366
Exercisable as of December 31, 2023	307,719	$47.70	3.97	$17,366

Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Exercised	(33,331)	5.18	-	750
Forfeited or expired	(666)	3.96	-	-
Outstanding as of December 31, 2024	283,419	$59.16	3.42	$17
Vested and expected to vest as of December 31, 2024	283,382	$59.13	3.44	$17
Exercisable as of December 31, 2024	282,196	$58.07	3.43	$17

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2024 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $750, $3,572, and $37,948, respectively.

A summary of the activity in the RSUs and PSUs and related information is as follows:

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of January 1, 2022	1,759,972	$189.25	108,595	$296.40
Granted	683,548	266.06	40,637	294.48
Vested	(805,872)	131.79	-	-
Forfeited	(149,133)	214.65	-	-
Unvested as of December 31, 2022	1,488,515	232.05	149,232	295.88
Granted	1,138,764	134.44	32,348	314.22
Vested	(661,967)	198.16	(107,165)	296.76
Forfeited	(105,026)	253.80	-	-
Unvested as of December 31, 2023	1,860,286	182.52	74,415	302.58
Granted	2,737,530	34.62	292,932	31.46
Vested	(749,031)	173.07	(14,543)	298.92
Forfeited	(453,438)	143.44	(18,550)	259.59
Unvested as of December 31, 2024	3,395,347	$70.62	334,254	$67.52

d.	Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of December 31, 2024, a total of 4,638,023 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of December 31, 2024, 1,798,312 shares of common stock had been purchased under the ESPP.

As of December 31, 2024, 2,839,711 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

e.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income (loss) for the years ended December 31, 2024, 2023 and 2022, as follows:

	Year ended December 31,
	2024	2023	2022
Stock-based compensation expenses:
Cost of revenues	$21,952	$23,200	$21,818
Research and development	62,546	66,944	63,211
Sales and marketing	27,328	30,987	31,017
General and administrative	25,425	28,814	29,493
Total stock-based compensation expenses	$137,251	$149,945	$145,539

Stock-based compensation capitalized:
Inventory	$3,100	$2,460	$-
Other long-term assets	1,926	1,666	380
Total stock-based compensation capitalized	$5,026	$4,126	$380

For the year ended December 31, 2024, no amounts were recorded in regard to tax benefits associated with share-based compensation.

The total tax benefits associated with share-based compensation for the years ended December 31, 2023 and 2022 were $27,551 and $7,747, respectively. The tax benefit realized from share-based compensation for the years ended December 31, 2023 and 2022 was  $8,866 and $10,171, respectively.

As of December 31, 2024, there were total unrecognized compensation expenses in the amount of $234,913 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from January 1, 2025 through February 28, 2029.

f.	Repurchase of Common Stock:

On November 1, 2023, the Company announced that the Company's Board of Directors approved a share repurchase program which authorizes the repurchase of up to $300,000 of the Company’s common stock. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program expired on December 31, 2024.

During year ended December 31, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.63 per share for a total of $50,194.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 21:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of December 31, 2024, contingent liabilities exist regarding guarantees in the amounts of $133,907, $11,071 and $1,558 in respect of securing projects with customers, office rent lease agreements and other transactions, respectively.

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

As of December 31, 2024, the Company had non-cancelable purchase obligations totaling approximately $390,270, out of which the Company recorded a provision for loss in the amount of $37,404.

As of December 31, 2024, the Company had contractual obligations for capital expenditures totaling approximately $35,021. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process.

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

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and putatively on behalf of all others similarly situated, in the U.S District Court of the Southern District of New York against the Company, the Company’s CEO and the Company’s CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On January 2, 2024, six purported lead plaintiffs filed motions in the Shen litigation seeking to consolidate the Cascallar and Shen litigations and appoint lead plaintiffs and lead counsel pursuant to the procedures of the Private Securities Litigation Reform Act of 1995.

On February 7, 2024, the Court consolidated the two actions (the "Consolidated Securities Litigation"), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed the Plaintiffs to again amend their complaint, and they filed a Second Amended Complaint on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4 order. Discovery remains stayed pending the Court’s ultimate decision on the motion to dismiss the Second Amended Complaint.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

On March 15, 2024, Abdul Hirani filed a purported derivative complaint in the United States District Court for the Southern District of New York against certain current and former SolarEdge executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne. The Hirani complaint makes largely the same allegations as those in the abovementioned securities litigation, namely, that the Company failed to disclose information about SolarEdge’s inventory in Europe and cancellation rates from European distributors, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings. The Hirani complaint contends that defendants’ role in allowing those alleged misstatements to be made constitutes (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) securities fraud under Section 10(b) of the Exchange Act. The complaint seeks compensatory and punitive damages, interest, attorneys’ fees, and other relief.

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint in the United States District Court for the Southern District of New York against the same defendants as those named in the Hirani complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb complaint makes largely the same allegations as those in the complaint in the abovementioned securities litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case. September 9, 2024 the parties agreed to stay the Hirani and Blaurarb actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. The parties have agreed to keep the stay in place pending a decision on the motion to dismiss the plaintiffs’ Second Amended Complaint in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint in the United States District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Actions. The Isaac complaint makes largely the same allegations as those in the Daphne Shen and Javier Cascallar cases. It also pleads the similar counts to those in the aforementioned securities claims, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief. The parties are conferring on service of process and a possible stay of proceedings pending resolution of the motion to dismiss in the consolidated securities litigation.

Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

In August 2019, the Company was served with a lawsuit filed in the civil courts of Milan, Italy against the Italian subsidiary of SolarEdge e-Mobility S.r.l (previously SMRE S.p.A) that purchased the shares of SolarEdge e-Mobility in the tender offer that followed the SolarEdge e-Mobility Acquisition by certain former shareholders of SolarEdge e-Mobility who tendered their shares. The lawsuit asked for damages of approximately $3,000, representing the difference between the amount for which they tendered their shares (6 Euro per share) and 6.7 Euros per share. On December 6, 2023, the courts of Milan rendered a decision ordering SolarEdge to pay, in favor of each plaintiff, the difference between the price paid (6 Euro per share) and 6.44 Euro per share, i.e. 0.44 euros per share for a total payment of approximately $1.6 million Euros. The Company has paid the amount due under the judgement and appealed this decision. The first hearing was held on November 27, 2024, and the case was adjourned to January 14, 2026.

On January 13, 2025, Stellantis Europe s.p.a. ("Stellantis") submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

As of December 31, 2024, the Company recorded an accrual of $350 for legal claims which was recorded under accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 22:       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance as of January 1, 2022	$(4,709)	$874	$(17,420)	$(6,064)	$(27,319)
Revaluation	(26,944)	(9,890)	(20,540)	(1,875)	(59,249)
Tax on revaluation	5,583	925	-	-	6,508
Other comprehensive loss before reclassifications	(21,361)	(8,965)	(20,540)	(1,875)	(52,741)
Reclassification	736	7,024	-	-	7,760
Tax on reclassification	(115)	(694)	-	-	(809)
Losses reclassified from accumulated other comprehensive income	621	6,330	-	-	6,951
Net current period other comprehensive loss	(20,740)	(2,635)	(20,540)	(1,875)	(45,790)
Ending balance as of December 31, 2022	$(25,449)	$(1,761)	$(37,960)	$(7,939)	$(73,109)
Revaluation	25,898	(1,973)	(5,375)	5,409	23,959
Tax on revaluation	(5,487)	(17)	-	-	(5,504)
Other comprehensive income (loss) before reclassifications	20,411	(1,990)	(5,375)	5,409	18,455
Reclassification	107	8,325	-	-	8,432
Tax on reclassification	(29)	(634)	-	-	(663)
Losses reclassified from accumulated other comprehensive income	78	7,691	-	-	7,769
Net current period other comprehensive (income) loss	20,489	5,701	(5,375)	5,409	26,224
Ending balance as of December 31, 2023	$(4,960)	$3,940	$(43,335)	$(2,530)	$(46,885)
Revaluation	8,782	(678)	(35,379)	3,890	(23,385)
Tax on revaluation	(1,995)	233	-	-	(1,762)
Other comprehensive income (loss) before reclassifications	6,787	(445)	(35,379)	3,890	(25,147)
Reclassification	(2,966)	(2,538)	-	-	(5,504)
Tax on reclassification	754	305	-	-	1,059
Losses reclassified from accumulated other comprehensive income	(2,212)	(2,233)	-	-	(4,445)
Net current period other comprehensive income (loss)	4,575	(2,678)	(35,379)	3,890	(29,592)
Ending balance as of December 31, 2024	$(385)	$1,262	$(78,714)	$1,360	$(76,477)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement of Income (loss)
	2024	2023	2022
Unrealized gains (losses) on available-for-sale marketable securities
	$2,966	$(107)	$(736)	Financial income (expenses), net
	(754)	29	115	Income taxes
	$2,212	$(78)	$(621)	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges
	296	(964)	(801)	Cost of revenues
	1,487	(4,981)	(4,142)	Research and development
	327	(1,057)	(959)	Sales and marketing
	428	(1,323)	(1,122)	General and administrative
	$2,538	$(8,325)	$(7,024)	Total, before income taxes
	(305)	634	694	Income taxes
	2,233	(7,691)	(6,330)	Total, net of income taxes
Total reclassifications for the period	$4,445	$(7,769)	$(6,951)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 23:       EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share (“EPS”):

	Year ended December 31,
	2024	2023	2022
Basic EPS:
Numerator:
Net income (loss)	$(1,806,357)	$34,329	$93,779
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	57,082,182	56,557,106	55,087,770
Diluted EPS:
Numerator:
Net income (loss) attributable to common stock, basic	$(1,806,357)	$34,329	$93,779
Notes due 2025	-	-	2,203
Net income (loss) attributable to common stock, diluted	$(1,806,357)	$34,329	$95,982
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	57,082,182	56,557,106	55,087,770
Notes due 2025	-	-	2,276,818
Effect of stock-based awards	-	680,412	736,061
Shares used in computing net earnings (loss) per share of common stock, diluted	57,082,182	57,237,518	58,100,649
Earnings (loss) per share:
Basic	$(31.64)	$0.61	$1.70
Diluted	$(31.64)	$0.60	$1.65

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Year ended December 31,
	2024	2023	2022
Stock-based awards	2,203,364	666,217	773,853
Notes 2025	2,056,978	2,276,818	-
Notes 2029[1]	2,521,310	-	-
Total shares excluded	6,781,652	2,943,035	773,853

1 In conjunction with the issuance of the Notes 2029 in June 2024, the Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. In July 2024, following a subsequent issuance of the Notes 2029, $3,111 of net proceeds were used to pay the cost of capped call transactions. In accordance with FASB ASC 260, antidilutive contracts, such as purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transaction is excluded from the Company's computation of diluted net income (loss) per share.

NOTE 24:       OTHER OPERATING EXPENSES, NET

	Year ended December 31,
	2024	2023	2022
Impairment of intangible assets and goodwill	$24,674	$5,622	$118,492
Impairment and disposal by abandonment of property, plant and equipment	224,772	25,168	649
Other	10,081	524	(2,603)
Total other operating expense, net	$259,527	$31,314	$116,538

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 25:       RESTRUCTURING AND OTHER EXIT ACTIVITIES

On January 21, 2024, the Company announced the adoption of a restructuring plan in response to challenging industry conditions (the “Restructuring Plan”). Under the Restructuring Plan, the Company reduced its headcount by approximately 900 over the first half of 2024 in an involuntary workforce reduction. The adoption of the Restructuring Plan follows the Company’s previous measures taken to align with current market conditions, including termination of manufacturing in Mexico, reduction of manufacturing capacity in China, and discontinuation of the Company’s light commercial vehicle e-mobility activity. On July 15, 2024, the Company announced additional workforce reductions, resulting in the layoff of 400 employees.

On November 27, 2024, the Company announced the closure of its Energy Storage Division. Under the closure, the Company expects to reduce its headcount by approximately 500 employees, primarily employees working in manufacturing positions in South Korea. This closure and associated headcount reduction represented approximately 12% of the Company’s overall employee population, at the time, almost all of whom will be dismissed over the first half of 2025. The Company determined that the discontinuation of its Energy Storage activity does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

Restructuring and other exit charges for the year ended December 31, 2024 by segments and type of cost were as follows:

	Solar		All other
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Contract termination and other	Total
Cost of revenues	$1,939	$13,388	$82	$6,918	$17,921	$40,248
Research and development	3,560	248	560	-	-	4,368
Sales and marketing	1,113	-	115	-	-	1,228
General and administrative	568	118	262	-	-	948
Other operating expenses	-	-	-	-	2,356	2,356
Total	$7,180	$13,754	$1,019	$6,918	$20,277	$49,148

Restructuring and other exit charges for the year ended December 31, 2023 by segments and type of cost were as follows:

	Solar		All other
	Employee termination costs	Contract termination and other	Employee termination costs	Inventory write-down	Contract termination and other	Total
Cost of revenues	$2,561	$20,593	$-	$27,159	$9,489	$59,802
Sales and marketing	-	-	4	-	-	4
General and administrative	-	-	297	-	87	384
Total	$2,561	$20,593	$301	$27,159	$9,576	$60,190

For the year ended December 31, 2022, the Company recorded $4,314 of inventory write-downs in cost of revenues as a result of Critical Power's discontinuation.

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Inventory write-down [1]	Contract termination and other
Balance as of January 1, 2024	$2,373	$27,774	$30,393
Charges	8,199	6,918	34,031
Cash payments	(9,499)	-	(40,491)
Non-cash utilization and other	-	(34,692)	-
Balance as of December 31, 2024	$1,073	$-	$23,933

1 Inventory write-down is included under Inventories, net on the balance sheet.

The total amount expected to be incurred for restructuring and other exit charges, which primarily consists of contract and employee terminations related to the all other segment, is $6,765.

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

The Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiaries earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The total tax liability was calculated to approximately $8,500, which are paid over the eight-year period provided in the Tax Act (ending 2025).

b.	Corporate tax in Israel:

The taxable income of Israeli companies is subject to corporate tax at the rate of 23%. The Israeli Subsidiary is also eligible for tax benefits as further described in note 26j.

c.	Carryforward tax losses:

As of December 31, 2024, the foreign subsidiaries have carryforward tax losses of $1,292 which do not have an expiration date.

d.	Deferred taxes:

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2024	2023
Deferred tax assets, net:
Research and Development carryforward expenses	$15,857	$25,527
Carryforward tax losses(1)	219,341	44,294
Stock based compensation expenses	38,499	28,715
Deferred revenue	12,999	13,244
Lease liabilities	10,634	12,872
Inventory Impairment	10,833	11,136
Foreign currency translation	13,672	4,985
Property, plant and equipment	11,662	-
Allowance and other reserves	20,549	17,367
Total Gross deferred tax assets, net	354,046	158,140
Less, Valuation Allowance	(331,816)	(51,245)
Total deferred tax assets, net	22,230	106,895
Deferred tax liabilities, net:
Intercompany transactions	(4,200)	(4,470)
Right-of-use assets	(11,066)	(13,353)
Purchase price allocation	(3,149)	(4,129)
Property, plant and equipment	(4,377)	(5,481)
Other	(549)	-
Total deferred tax liabilities, net	$(23,341)	$(27,433)
Recorded as:
Deferred tax assets, net	$-	$80,912
Deferred tax liabilities, net	(1,111)	(1,450)
Net deferred tax assets (liabilities)	$(1,111)	$79,462

(1) Related to deferred tax assets that would only be realizable upon the generation of net income in certain foreign jurisdictions.

The Company’s Israeli Subsidiary’s tax-exempt profit from Benefited Enterprises (as defined in note 26j) is permanently reinvested, Therefore, deferred taxes have not been provided for such tax-exempt income.

The Company may incur additional tax liability in the event of intercompany dividend distributions by some of its subsidiaries. Such additional tax liability in respect of these subsidiaries has not been provided for in the Financial Statements as the Company’s management and the Board of Directors has determined that the Company intends to reinvest earnings of its subsidiaries indefinitely.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

e.	Uncertain tax positions are comprised as follows:

	December 31,
	2024	2023	2022
Balance, at the beginning of the period	$15,908	$2,756	$2,192
Increases related to current year tax positions	-	1,502	564
Increase for tax positions related to prior years	16,418	11,778	-
Decreases related to prior year tax positions	-	(128)	-
Balance, at end of the period	$32,326	$15,908	$2,756

The total amount of gross unrecognized tax benefits above would affect the Company's effective tax rate, if recognized.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2024 and 2023, the Company accrued $9,165 and $2,927, respectively. The total amount of penalties and interest were not material as of December 31, 2022.

It is reasonably possible that the Company’s gross unrecognized tax benefits will decrease by an insignificant amount in the next 12 months, primarily due to the lapse of the statute of limitations.

f.	Income (loss) before income taxes are comprised as follows:

	Year ended December 31,
	2024	2023	2022
Domestic	$(4,169)	$49,758	$47,324
Foreign	(1,704,142)	31,341	129,831
Income (loss) before income taxes	$(1,708,311)	$81,099	$177,155

g.	Income taxes (tax benefit) are comprised as follows:

	Year ended December 31,
	2024	2023	2022
Current taxes:
Domestic	$4,036	$42,960	$56,958
Foreign	12,905	46,531	37,473
Total current taxes	16,941	89,491	94,431
Deferred taxes:
Domestic	18,163	(2,244)	(8,955)
Foreign	61,046	(40,827)	(2,100)
Total deferred taxes	79,209	(43,071)	(11,055)
Income taxes, net	$96,150	$46,420	$83,376

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

h.	Reconciliation of theoretical tax expense to actual tax expense:

The differences between the statutory tax rate of the Company and the effective tax rate are result of a variety of factors, including different effective tax rates applicable to non-US subsidiaries that have tax rates different than the Company tax rate; valuation allowance on deferred tax assets related to losses and other deferred tax assets, where the Company does not foresee the realization of the same; and tax-exempt IRA credits.

A reconciliation between the theoretical tax expense and the actual tax expense as reported in the consolidated statements of income (loss) is as follows:

	Year ended December 31,
	2024	2023	2022
Statutory tax rate	21%	21%	21%
Effect of:
Income tax at rate other than the U.S. statutory tax rate	(0.64)%	(37.3)%	(10.8)%
Losses and timing differences for which valuation allowance was provided	(26.09)%	27.7%	5.2%
Prior year income taxes (benefit)	(0.03)%	(1.0)%	2.9%
R&D Capitalization and other effects of TCJA	-%	42.5%	18.9%
Non-deductible expenses	(2.85)%	4.5%	13.2%
IRA tax benefits	2.85%	-%	-%
Other individually immaterial income tax items, net	0.13%	(0.2)%	(3.3)%
Effective tax rate	(5.63)%	57.2%	47.1%

The change in effective tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023, is mainly due to the Company transitioning to a significant loss position in 2024 and the valuation allowance recorded against the tax benefit of such loss, as well as the valuation allowance booked against deferred tax assets of the Company and its subsidiaries from previous years. These, together with expenses that are not deductible for tax purposes, decreased the tax benefit of said loss, and were partially offset by the tax benefit of AMPTCs the Company generated during the year from its U.S manufacturing of eligible products and ITCs the Company purchased during 2024 from third parties.

i.	Tax assessments:

The Israeli tax authorities issued tax orders for tax years 2016-2018 against the Company’s Israeli Subsidiary, challenging the subsidiary's positions on several issues. The Israeli Subsidiary has protested the orders before the Central District Court in Israel.
The Company believes it has adequately provided for these items, however adverse results could have a material impact on the Company’s financial statements.

As of December 31, 2024, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2020.

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

Pursuant to amendment 73 to the Investments Law (“2017 Amendment"), a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter (the tax rate applicable to preferred enterprises located in other areas remains at 16%).

The 2017 Amendment also prescribes special tax tracks for preferred technological enterprises (“PTE”), which are subject to rules that were issued by the Ministry of Finance.

On June 14, 2017, the Encouragement of Capital Investments Regulations (Preferred Technological Income and Capital Gain for Technological Enterprise), 2017 (“Regulations”) were published.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A PTE, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property, or 6% if its annual revenues exceed NIS 10 billion ("Threshold"). The Israeli Subsidiary notified the ITA of its election to implement the PTE with effect from January 1, 2019, and its PTE income was subject to a 12% tax rate for the years 2019-2021, and in 2022-2023 to a 6% tax rate as the group surpassed the Threshold. In 2024, the Company incurred losses for tax purposes.

Tax Benefits for Research and Development:

Israeli tax law (section 20A to the Israeli Tax Ordinance (New Version), 1961) allows a tax deduction for research and development expenses, including capital expenses, in the year in which they are paid. Such expenses must relate to scientific research in industry, agriculture, transportation or energy, and must be approved by the relevant Israeli government ministry, determined by the field of research. Expenses incurred in scientific research that are not approved by the relevant government ministry are amortized over a three-year period starting from the tax year in which they are paid. The Company’s Israeli Subsidiary submitted a formal request to the relevant  government ministry in order to obtain such approval for tax years 2019-2021 and intends to submit a similar request with respect to tax year 2023.

k.	Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

Some of the Company’s Israeli Subsidiaries claim tax benefits as ‘industrial companies’ under the Law for the Encouragement of Industry (Taxes), 1969, Such benefits consist  mainly of accelerated depreciation and amortization of patents and certain other intangible property and the ability to file consolidated tax returns.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 27:       FINANCIAL INCOME (EXPENSE), NET

	Year ended December 31,
	2024	2023	2022
Exchange rate (loss) gain, net	$(13,513)	$24,181	$(1,547)
Interest income on marketable securities	17,893	25,668	10,551
Allowance for credit losses allocated to loan receivables	(17,528)	(144)	-
Convertible note	(6,926)	(2,930)	(2,916)
Hedging	802	2,337	4,716
Financing component expenses related to ASC 606	(11,805)	(9,773)	(7,038)
Bank charges	(1,242)	(1,418)	(1,584)
Interest income	16,427	7,494	2,932
Interest expense	(1,156)	(1,269)	(1,530)
Other	2,478	(2,934)	166
Total financial income (expenses), net	$(14,570)	$41,212	$3,750

NOTE 28:       SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

a.	Segment Information:

The Company identified one operating segments as reportable – the Solar segment. The other operating segments are insignificant individually and therefore their results are presented together under “All other”.

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

The “All other” category includes automated machines, energy storage and e-Mobility (in prior periods).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following tables presents information on reportable segments profit (loss) for the period presented:

	Year ended December 31, 2024
	Solar	All other
Revenues	$842,440	$58,032
Less:
Direct costs of goods	480,001	50,746
Salaries	349,889	16,792
Inventory costs	683,543	73,568
Shipment and logistics	69,968	760
Warranty	70,031	(1,589)
Depreciation	46,180	1,577
Other directly related overhead costs	50,077	4,175
Other[1]	226,148	33,145
Segments profit (loss)	$(1,133,397)	$(121,142)

	Year ended December 31, 2023
	Solar	All other
Revenues	$2,815,539	$160,155
Less:
Direct costs of goods	1,188,078	154,774
Salaries	378,051	31,190
Inventory costs	22,545	10,397
Shipment and logistics	205,122	5,002
Warranty	313,173	(2,987)
Depreciation	43,179	1,972
Other directly related overhead costs	45,939	4,851
Other[1]	254,935	29,449
Segments profit (loss)	$364,517	$(74,493)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

	Year ended December 31, 2022
	Solar	All other
Revenues	$2,921,175	$188,490
Less:
Direct costs of goods	1,282,650	156,927
Salaries	338,062	40,163
Inventory costs	9,301	256
Shipment and logistics	249,159	8,593
Warranty	235,214	4,458
Depreciation	34,255	2,004
Other directly related overhead costs	37,653	4,587
Other[1]	248,019	16,639
Segments profit (loss)	$486,862	$(45,137)

1   Represents marketing, bad debt and other production related costs.

The following table presents information on reportable segments reconciliation to consolidated revenues for the periods presented:

	Year ended December 31,
	2024	2023	2022
Solar segment revenues	$842,440	$2,815,539	$2,921,175
All other segment revenues	58,032	160,155	188,490
Revenues from financing component	984	834	614
Consolidated revenues	$901,456	$2,976,528	$3,110,279

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table presents information on reportable segments reconciliation to consolidated operating income for the periods presented:

	Year ended December 31,
	2024	2023	2022
Solar segment profit	$(1,133,397)	$364,517	$486,862
All other segment loss	(121,142)	(74,493)	(45,137)
Segments operating profit	(1,254,539)	290,024	441,725
Amounts not allocated to segments:
Stock based compensation expenses	(137,251)	(149,945)	(145,539)
Amortization and depreciation of acquired assets	(8,017)	(7,969)	(9,478)
Impairment and disposal by abandonment of long-lived assets	(251,823)	(30,790)	(119,141)
Restructuring and other exit activities	(49,148)	(60,190)	(4,314)
Other unallocated income (expenses), net	(7,510)	(925)	2,867
Consolidated operating income (loss)	(1,708,288)	40,205	166,120
Financial income (expense), net	(14,570)	41,212	3,750
Other income (loss), net	14,547	(318)	7,285
Income (loss) before income taxes	$(1,708,311)	$81,099	$177,155

b.	Revenues by geographic, based on customers’ location:

	Year ended December 31,
	2024	2023	2022
United States	$379,617	$759,611	$1,133,798
Europe(*)	163,561	661,542	528,197
Germany	83,217	692,047	449,160
Netherlands	13,586	326,314	382,226
Italy	62,276	223,943	330,565
Rest of the world	199,199	313,071	286,333
Total revenues	$901,456	$2,976,528	$3,110,279

(*) Except for Germany, Netherlands and Italy

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

c.	Revenues by type:

	Year ended December 31,
	2024	2023	2022
Inverters	$247,634	$1,374,026	$1,137,142
Optimizers	314,916	902,411	1,135,040
Batteries for PV applications	190,460	378,275	429,119
Energy storage systems	49,913	83,717	76,325
e-Mobility components and telematics	2,398	68,425	94,446
Communication	5,423	32,945	72,812
Others	90,712	136,729	165,395
Total revenues	$901,456	$2,976,528	$3,110,279

d.	Long-lived assets by geographic location:

	As of December 31,
	2024	2023
Israel	$266,254	$364,438
Korea	-	199,422
United States	87,715	47,083
China	6,898	38,037
Europe	19,741	23,478
Other	4,223	6,288
Total long-lived assets(*)	$384,831	$678,746

(*) Long-lived assets are comprised of property and equipment, net and Operating lease right-of-use assets, net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 29:       SUBSEQUENT EVENTS

On January 6, 2025, the Company announced its adoption of additional measures in order to achieve the financial stability necessary to drive its turnaround, and executing organizational goals to support growth, which includes reducing its headcount by approximately 400 employees. These decisions were made in order to better align the Company with current market conditions.

- - - - - - - - - - - - - - - - - - - - -

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in Part II, Item 8 of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

(a) Not applicable.

(b) None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “Board Committees”, “Code of Conduct and Ethical Business Conduct”, “Compensation Committee Report”, and “Deliquent Section 16(a) Reports” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ending December 31, 2024 (the "2025 Proxy Statement") and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be included under the captions “Board Committees”, “Director Compensation”, “Executive Compensation”, and “Compensation Risk” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement and is incorporated herein by reference.

Compensation Plan Information

The information required regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from the information contained in the section entitled “Equity Compensation Plan Information” in our 2025 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Transactions with Related Persons” and “Directors and Corporate Governance” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 13 will be included under the captions “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm for 2025” in our 2024 Proxy Statement and is incorporated herein by reference.

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

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on June 2, 2023
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022
4.1	Description of Common Stock	Filed with this report
4.2	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.3	Indenture, dated September 25, 2020, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 25, 2020
4.4	Form of 0.000% Convertible Senior Note due 2025 (included in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 25, 2020
4.5	Indenture, dated June 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on June 28, 2024
4.6	Form of 2.250% Convertible Senior Note due 2029 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on June 28, 2024
4.7	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 28, 2024
10.1†	Employment Agreement, dated December 1, 2010, between SolarEdge Technologies, Inc. and Ronen Faier	Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.2†	Employment Agreement, dated May 17, 2009, between SolarEdge Technologies, Inc. and Zvi Lando	Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
10.3†	Employment Agreement, dated August 20, 2019 between SolarEdge Technologies Ltd. and Uri Bechor	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2019
10.4†	Employment Agreement, dated June 13, 2024, between SolarEdge Technologies, Ltd. and Ariel Porat	Filed with this report.
10.5†	Employment Agreement, dated December 4, 2024, between SolarEdge Technologies, Ltd. and Shuki Nir	Filed with this report.
10.6†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.7†	SolarEdge Technologies, Inc. Amended and Restated 2015 Global Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2017
10.8†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.9 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015
10.10 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015
10.11 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015

10.12 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015
10.13	Form of Performance Award Agreement	Filed with this report.
10.14	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.1 to form 8-K filed with the SEC on July 7, 2023
10.15	Tax Credit Purchase and Sale Agreement between SolarEdge Manufacturing Inc. and Genworth Financial., Inc. dated November 4, 2024.	Filed with this report.
10.16	Guaranty Dated November 4, 2024, between SolarEdge Technologies, Inc. and Genworth Financial, Inc.	Filed with this report.
19	SolarEdge Technologies, Inc. Insider Trading Policy, adopted in March 2015, and amended and restated on March 14, 2023	Filed with this report.
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.
24.1	Power of Attorney (included in signature page)	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
97.1	Rule 10D-1 - Clawback Policy	Filed with this report.
101.INS	XBRL Instance Document - - embedded within the Inline XBRL document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed with this report.

† Management contract or compensatory plan or arrangement.

ITEM 16.   Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Shuki Nir
Name:	Shuki Nir
Title:	Chief Executive Officer
Date:	2/25/2025

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shuki Nir, Ariel Porat, and Dalia Litay, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/Shuki Nir	Chief Executive Officer and Director (Principal Executive Officer)	2/25/2025
/s/Ariel Porat	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/2025
/s/Avery More	Chairman of the Board	2/25/2025
/s/Dirk Carsten Hoke	Director	2/25/2025
/s/Marcel Gani	Director	2/25/2025
/s/Nadav Zafrir	Director	2/25/2025
/s/Guy Gecht	Director	2/25/2025
/s/Betsy Atkins	Director	2/25/2025
/s/ Dana Gross	Director	2/25/2025
/s/Yoram Tietz	Director	2/25/2025
/s/Gilad Almogy	Director	2/25/2025