Form 10-Q
period 2025-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2025-05-08
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐    No ☒

        As of May 1, 2025, there were 59,044,232 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,364	$274,611
Restricted cash	104,459	135,328
Marketable securities	250,267	311,279
Trade receivables, net of allowances of $35,970 and $43,038, respectively	132,577	160,423
Inventories, net	636,597	645,897
Prepaid expenses and other current assets	464,419	523,027
Total current assets	1,989,683	2,050,565
LONG-TERM ASSETS:
Marketable securities	34,051	42,597
Property, plant and equipment, net	339,824	343,438
Operating lease right-of-use assets, net	48,639	41,393
Intangible assets, net	8,874	9,666
Goodwill	48,626	48,380
Loan receivables, net	-	45,678
Other long-term assets	55,476	64,736
Total long-term assets	535,490	595,888
Total assets	$2,525,173	$2,646,453

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 1

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$135,435	$107,543
Employees and payroll accruals	76,360	76,292
Warranty obligations	125,172	140,249
Deferred revenues and customers advances	76,491	140,870
Accrued expenses and other current liabilities	219,496	246,078
Convertible senior notes, net	341,472	346,305
Total current liabilities	974,426	1,057,337
LONG-TERM LIABILITIES:
Convertible senior notes, net	330,389	330,006
Warranty obligations	287,530	292,116
Deferred revenues	243,649	231,049
Finance lease liabilities	37,862	39,159
Operating lease liabilities	33,325	30,018
Other long-term liabilities	23,779	8,426
Total long-term liabilities	956,534	930,774
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 59,043,817 shares on March 31, 2025 and 58,780,490 shares on December 31, 2024; outstanding: 58,290,453 shares on March 31, 2025 and 58,027,126 shares on December 31, 2024.	6	6
Additional paid-in capital	1,845,719	1,813,198
Treasury stock, at cost; 753,364 shares held	(50,194)	(50,194)
Accumulated other comprehensive loss	(74,604)	(76,477)
Accumulated deficit	(1,126,714)	(1,028,191)
Total stockholders’ equity	594,213	658,342
Total liabilities and stockholders’ equity	$2,525,173	$2,646,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 2

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$219,480	$204,399
Cost of revenues	201,944	230,586
Gross profit (loss)	17,536	(26,187)
Operating expenses:
Research and development	61,997	75,351
Sales and marketing	31,657	38,911
General and administrative	30,183	30,865
Other operating expense (income), net	(3,575)	2,391
Total operating expenses	120,262	147,518
Operating loss	(102,726)	(173,705)
Financial income (expense), net	10,068	(7,064)
Other income, net	148	-
Loss before income taxes	(92,510)	(180,769)
Tax benefits (income taxes)	(5,726)	23,754
Net loss from equity method investments	(287)	(296)
Net loss	$(98,523)	$(157,311)
Net basic and diluted loss per share of common stock	$(1.70)	$(2.75)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	58,121,502	57,140,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 3

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net loss	$(98,523)	$(157,311)
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	481	1,491
Cash flow hedges	(1,146)	(2,365)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(928)	(13,382)
Foreign currency translation adjustments	3,466	(5,470)
Total other comprehensive income (loss)	1,873	(19,726)
Comprehensive loss	$(96,650)	$(177,037)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 4

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total

	Number	Amount
Balance as of January 1, 2025	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	263,327	*-	10	-	-	-	10
Stock based compensation	-	-	32,511	-	-	-	32,511
Other comprehensive gain adjustments	-	-	-	-	1,873	-	1,873
Net loss	-	-	-	-	-	(98,523)	(98,523)
Balance as of March 31, 2025	58,290,453	$6	$1,845,719	$(50,194)	$(74,604)	$(1,126,714)	$594,213

	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total

	Number	Amount
Balance as of January 1, 2024	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	175,254	*-	13	-	-	-	13
Stock based compensation	-	-	38,888	-	-	-	38,888
Repurchase of common stock	(505,896)	*-	-	(33,222)	-	-	(33,222)
Other comprehensive loss adjustments	-	-	-	-	(19,726)	-	(19,726)
Net loss	-	-	-	-	-	(157,311)	(157,311)
Balance as of March 31, 2024	56,792,795	$6	$1,719,523	$(33,222)	$(66,611)	$620,855	$2,240,551

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 5

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(98,523)	$(157,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,001	14,988
Stock-based compensation expenses	31,426	37,606
Deferred income taxes, net	(1,029)	(41,847)
Loss (gain) from exchange rate fluctuations	(2,930)	7,799
Other items	2,271	4,371
Changes in assets and liabilities:
Trade receivables, net	29,247	210,376
Inventories, net	12,285	(105,810)
Prepaid expenses and other assets	100,361	52,187
Operating lease right-of-use assets, net	3,659	5,255
Trade payables	30,275	(215,120)
Warranty obligations	(19,745)	(15,582)
Deferred revenues and customers advances	(51,970)	(523)
Operating lease liabilities	(3,571)	(5,219)
Accrued expenses and other liabilities	(9,934)	(8,189)
Net cash provided by (used in) operating activities	33,823	(217,019)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(72,465)	(129,221)
Proceeds from maturities of available-for-sale marketable securities	142,931	319,605
Purchase of property, plant and equipment	(10,109)	(26,347)
Repayment related to governmental grant	(6,643)	-
Disbursements for loans receivables	-	(7,500)
Investment in privately-held companies	-	(8,831)
Proceeds from loan receivables	13,653	1,625
Other investing activities	230	(323)
Net cash provided by investing activities	$67,597	$149,008

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 6

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Repurchase of common stock	$-	$(33,222)
Payments on account of repurchase of common stock	-	(16,778)
Repurchase of convertible debt	(5,093)	-
Other financing activities	(1,144)	(987)
Net cash used in financing activities	(6,237)	(50,987)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	701	(5,241)

Increase (decrease) in cash, cash equivalents and restricted cash	95,884	(124,239)
Cash, cash equivalents and restricted cash, beginning of period	409,939	338,468
Cash, cash equivalents and restricted cash, end of period	$505,823	$214,229

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$10,881	$1,085
Purchase of property, plant and equipment	$1,731	$4,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$401,364	$214,229
Restricted cash	104,459	-
Cash, cash equivalents and restricted cash, end of period	$505,823	$214,229

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 7

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL

a.
SolarEdge Technologies Inc. (the “Company”) and its subsidiaries design, develop, and sell intelligent inverter solutions designed to maximize power generation at the individual photovoltaic ("PV") module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughout each and every module through constant tracking of maximum power points individually per module, (ii) inverters which invert direct current (“DC”) from the PV module to alternating current (“AC”) including the Company’s future ready Energy Hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup capabilities, and optional connection to the Company's smart EV charger, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners, to monitor and manage the solar PV system (iv) batteries for PV applications that are used to increase energy independence and maximize self-consumption for PV system's owners including a battery and (v) additional smart energy management solutions.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, as well as directly to large solar installers and engineering, procurement, and construction firms.

The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions.

b.	Basis of Presentation:

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025, have been applied consistently in these unaudited interim condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

c.	Use of estimates:

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 8

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

As of March 31, 2025 two contract manufacturers jointly accounted for 64.3% of the Company’s total trade payables.

As of December 31, 2024, two contract manufacturers jointly accounted for 43.4% of the Company’s total trade payables.

The Company's own manufacturing facility, Sella 1, located in the North of Israel, is used in the Company' ongoing operations.

e.	New accounting standards updates:

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): “Disaggregation of Income (loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company's consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact from ASU 2024-03 on its consolidated financial statements disclosures.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 9

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of March 31, 2025:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$199,448	$56	$(271)	$199,233
U.S. Treasury securities	35,753	-	(16)	35,737
U.S. Government agency securities	10,299	16	(1)	10,314
Non-U.S. Government securities	4,990	-	(7)	4,983
	250,490	72	(295)	250,267
Matures after one year:
Corporate bonds	28,847	284	-	29,131
U.S. Government agency securities	4,886	34	-	4,920
	33,733	318	-	34,051
Total	$284,223	$390	$(295)	$284,318

The following is a summary of available-for-sale marketable securities as of December 31, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$290,570	$97	$(811)	$289,856
U.S. Treasury securities	12,596	-	(2)	12,594
U.S. Government agency securities	8,810	19	-	8,829
	311,976	116	(813)	311,279
Matures after one year:
Corporate bonds	36,006	252	(17)	36,241
U.S. Government agency securities	6,309	47	-	6,356
	42,315	299	(17)	42,597
Total	$354,291	$415	$(830)	$353,876

The Company did not sell any available-for-sale marketable securities during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 10

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	March 31, 2025	December 31, 2024
Raw materials	$261,617	$209,259
Work in process	471	3,113
Finished goods	374,509	433,525
Total inventories, net	$636,597	$645,897

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2025	December 31, 2024
Vendor non-trade receivables[1]	$75,116	$198,211
Government authorities[2]	218,382	213,290
Loan receivables, net	33,178	-
Prepayments	27,372	25,291
Assets held for sale	60,145	60,500
Other	50,226	25,735
Total prepaid expenses and other current assets	$464,419	$523,027

1 Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

2 Including (1) Advanced Manufacturing Production Tax Credits (“AMPTC”), which incentivize the production of eligible components within the U.S. under IRC Section 45X, (2) income tax receivables and (3) value-added tax receivables from tax authorities.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 11

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 5:       OTHER LONG TERM ASSETS

	March 31, 2025	December 31, 2024
Cloud computing arrangements	$29,184	$29,366
Investments in privately held companies	21,265	20,976
Severance pay fund	-	9,185
Prepaid expenses and other	5,027	5,209
Total other long term assets	$55,476	$64,736

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 12

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 6:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2025, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of March 31, 2025, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) in the amounts of NIS 44 million and NIS 74 million, respectively.

In addition to the above-mentioned cash flow hedge transactions, the Company occasionally enters into derivative instrument arrangements to hedge the Company’s exposure to currencies other than USD. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the statement of loss, under “Financial income (expense), net”.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	March 31, 2025	December 31, 2024
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$156	$1,262
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(41)	$-

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended March 31,
	Affected line item	2025	2024
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Loss - Financial income (expense), net	$-	$612
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Loss - Cash flow hedges	$(488)	$(1,538)

See Note 15 for information regarding losses from designated hedging instruments reclassified from accumulated other comprehensive loss.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 13

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 7:       FAIR VALUE MEASUREMENTS

In accordance with ASC 820, “Fair Value Measurement”, the Company measures its cash equivalents and marketable securities, at fair value using the market approach valuation technique. Cash and cash equivalents are classified within Level 1 because these assets are valued using quoted market prices. Marketable securities and foreign currency derivative contracts are classified within level 2 due to these assets being valued by alternative pricing sources and models utilizing market observable inputs.

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash	Level 1	$367,919	$239,020
Money market mutual funds	Level 1	$14,995	$21,075
Deposits	Level 1	$18,450	$14,516
Restricted cash	Level 1	$104,459	$135,328
Derivative instruments	Level 2	$156	$1,262
Short-term marketable securities:
Corporate bonds	Level 2	$199,233	$289,856
U.S. Treasury securities	Level 2	$35,737	$12,594
U.S. Government agency securities	Level 2	$10,314	$8,829
Non-U.S. Government securities	Level 2	$4,983	$-
Long-term marketable securities:
Corporate bonds	Level 2	$29,131	$36,241
U.S. Government agency securities	Level 2	$4,920	$6,356
Liabilities:
Derivative instruments	Level 2	$(41)	$-

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 14

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 8:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Balance, at the beginning of the period	$432,365	$518,244
Accruals for warranty during the period	16,466	18,847
Changes in estimates	(911)	106
Settlements	(35,218)	(34,698)
Balance, at end of the period	412,702	502,499
Less current portion	(125,172)	(181,333)
Long term portion	$287,530	$321,166

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 15

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended March 31,
	2025	2024
Balance, at the beginning of the period	$371,919	$255,443
Revenue recognized	(80,942)	(30,056)
Increase in deferred revenues and customer advances	29,163	29,229
Balance, at the end of the period	320,140	254,616
Less current portion	(76,491)	(36,081)
Long term portion	$243,649	$218,535

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025:

2025	$72,867
2026	14,576
2027	12,539
2028	11,640
2029	11,335
Thereafter	197,183
Total deferred revenues	$320,140

NOTE 10:     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2025	December 31, 2024
Accrued expenses	$153,045	$166,699
Government authorities	29,754	51,705
Operating lease liabilities	15,027	11,861
Accrual for sales incentives	15,600	11,671
Other	6,070	4,142
Total accrued expenses and other current liabilities	$219,496	$246,078

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 16

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 17

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

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds from this offering to repurchase $285,000 principal amount of its Notes 2025. In June 2025, the Company recorded under other income a gain of $15,456 from the repurchase of Notes 2025.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 18

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

In March 2025 the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146, under other income, net, from the repurchase.

The convertible senior notes consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Notes 2025
Principal	$342,250	$347,500
Unamortized issuance costs	(778)	(1,195)
Net carrying amount Notes 2025	341,472	346,305
Notes 2029
Principal	337,000	337,000
Unamortized issuance costs	(6,611)	(6,994)
Net carrying amount Notes 2029	330,389	330,006

Total notes carrying amount	$671,861	$676,311

Costs related to the Notes 2025 and the Notes 2029 for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Notes 2025
Debt issuance cost	$405	$735
Notes 2029
Debt issuance cost	$383	$-
Contractual interest expense	$1,896	$-

As of March 31, 2025, the unamortized issuance costs of the Notes 2025 and Notes 2029 will be amortized over the remaining term of approximately 6 months and 4.3 years, respectively.

The annual effective interest rates of the Notes 2025 and the Notes 2029 are 0.47%. and 2.75%, respectively.

As of March 31, 2025, the estimated fair values of Notes 2025 and Notes 2029, both of which the Company has classified as Level 2 financial instruments, are $331,983 and $279,973, respectively. The estimated fair values were determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of March 31, 2025, the if-converted value of the Notes 2025 and Notes 2029 did not exceed the principal amount.

NOTE 12:     OTHER LONG TERM LIABILITIES

	March 31, 2025	December 31, 2024
Tax liabilities	$14,249	$-
Long term accrued expenses	6,052	-
Accrued severance pay	2,291	6,079
Other	1,187	2,347
	$23,779	$8,426

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 19

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

The Company’s 2007 Global Incentive Plan (the “2007 Plan”) was adopted by the board of directors on August 30, 2007. The 2007 Plan terminated upon the Company’s IPO on March 31, 2015 and no further awards may be granted thereunder. All outstanding awards will continue to be governed by their existing terms and 379,358 available options for future grants were transferred to the Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) and are reserved for future issuances under the 2015 Plan. The 2015 Plan became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units (“RSU”), performance stock units (“PSU”), and other share-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of March 31, 2025, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 13,058,763 shares are still available for future grants.

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

The market condition for the PSUs is based on either the Company’s share price target or total shareholder return (“TSR”) compared to the TSR of companies listed in the S&P 500 index over a two to three year performance period or the 30-day successive average trading price of the Company’s common stock, and are subject to a three-year vesting period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 31, 2025, an aggregate of 8,617,974 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 20

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2024	283,419	$59.16	3.42	$17
Exercised	(2,000)	5.01	-	16
Outstanding as of March 31, 2025	281,419	$59.55	3.18	$77
Vested and expected to vest as of March 31, 2025	281,419	$59.55	3.08	$77
Exercisable as of March 31, 2025	281,419	$59.55	3.08	$77

The intrinsic value is the amount by which the closing price of the Company’s common stock on March 31, 2025 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and PSUs and related information is as follows

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of December 31, 2024	3,395,347	$70.62	334,254	$67.52
Granted	679,392	15.20	755,343	6.39
Vested	(261,327)	125.55	-	-
Forfeited	(194,150)	97.17	(19,822)	255.45
Unvested as of March 31, 2025	3,619,262	$54.83	1,069,775	$20.88

c.	Employee Stock Purchase Plan ("ESPP"):

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2025, a total of 5,125,666 shares were reserved for issuance under this plan. The number of shares of common stock reserved for issuance under the ESPP will increase automatically on January 1st of each year, for ten years, by the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or 487,643 shares. However, the Company’s board of directors may reduce the amount of the increase in any particular year at their discretion, including a reduction to zero.

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

As of March 31, 2025, 1,798,312 shares of common stock have been purchased under the ESPP.

As of March 31, 2025, 3,327,354 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 21

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the condensed consolidated statement of loss for the three months ended March 31, 2025, and 2024, as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expenses:
Cost of revenues	$4,372	$5,968
Research and development	15,911	17,139
Selling and marketing	4,742	7,911
General and administrative	6,401	6,588
Total stock-based compensation expenses	$31,426	$37,606

Stock-based compensation capitalized:
Inventory	$646	$804
Other long-term assets	439	478
Total stock-based compensation capitalized	$1,085	$1,282

For the three months ended March 31, 2025 no amounts were recorded in regard to tax benefits associated with share-based compensation.

The total tax benefit associated with share-based compensation for the three months ended March 31, 2024 was $5,366.

The tax benefit realized from share-based compensation for three months ended March 31, 2024 was $1,341.

As of March 31, 2025, there were total unrecognized compensation expenses in the amount of $197,511 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from April 1, 2025 through May 31, 2029.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 22

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 14:     COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of March 31, 2025, contingent liabilities exist regarding guarantees in the amounts of $102,644, $10,806 and $1,540, for each of securing projects with customers, office rent lease agreements, and other transactions, respectively.

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

As of March 31, 2025, the Company had non-cancellable purchase obligations totaling approximately $234,017, out of which the Company recorded a provision for loss in the amount of $25,811.

As of March 31, 2025, the Company had contractual obligations for capital expenditures totaling approximately $32,432. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

On November 3, 2023, Daphne Shen, a purported stockholder of the Company, filed a proposed class action complaint for violation of federal securities laws, individually and putatively on behalf of all others similarly situated, in the U.S. District Court of the Southern District of New York against the Company, the Company’s former CEO and the Company’s former CFO. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks class certification, damages, interest, attorneys’ fees, and other relief. On December 13, 2023, Javier Cascallar filed a similar proposed class action. On January 2, 2024, six purported lead plaintiffs filed motions in the Shen litigation seeking to consolidate the Cascallar and Shen litigations and appoint lead plaintiffs and lead counsel pursuant to the procedures of the Private Securities Litigation Reform Act of 1995.

On February 7, 2024, the Court consolidated the two actions (the “Consolidated Securities Litigation”), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed the Plaintiffs to again amend their complaint, and they filed a second amended complaint (the “Second Amended Complaint”) on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4 order. On April 7, 2025, a judge issued an order granting in part the Motion, and dismissing all allegations except those characterizing inventory levels as “low” and those relating to demand in Europe. The judge again granted the Plaintiffs the opportunity to file a further amended complaint, which is due on May 7, 2025. Discovery remains stayed pending the Court’s ultimate decision on the motion to dismiss the Second Amended Complaint.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 23

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

On March 15, 2024, Abdul Hirani filed a purported derivative complaint (the “Hirani Complaint”) in the United States District Court for the Southern District of New York against certain current and former SolarEdge executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne. The Hirani Complaint makes largely the same allegations as those in the Consolidated Securities Litigation, namely, that the Company failed to disclose information about SolarEdge’s inventory in Europe and cancellation rates from European distributors, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings. The Hirani Complaint contends that defendants’ role in allowing those alleged misstatements to be made constitutes (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) securities fraud under Section 10(b) of the Exchange Act. The complaint seeks compensatory and punitive damages, interest, attorneys’ fees, and other relief.

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint in the United States District Court for the Southern District of New York against the same defendants as those named in the Hirani Complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb complaint makes largely the same allegations as those in the complaint in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani Complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case. On September 9, 2024, the parties agreed to stay the Consolidated Derivative Actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. The parties have agreed to keep the stay in place pending a decision on the motion to dismiss the plaintiffs’ Second Amended Complaint in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint (the “Isaac Complaint”) in the United States District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Actions. The Isaac Complaint makes largely the same allegations as those in the Consolidated Securities Litigation. It also pleads the similar counts to those in the Consolidated Securities Litigation, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief. The parties are conferring on service of process and a possible stay of proceedings pending resolution of the motion to dismiss in the Consolidated Securities Litigation.

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

On January 13, 2025, Stellantis Europe S.p.A. (“Stellantis”) submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. At a hearing on February 25, 2025 the parties discussed the case and the judge reserved any decision. We are waiting for the Court decision.The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

As of March 31, 2025, the Company recorded an accrual of $449 for legal claims which was recorded under accrued expenses and other current liabilities.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 24

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(385)	$(4,960)
Revaluation	481	1,860
Tax on revaluation	-	(369)
Net current period other comprehensive income	481	1,491
Ending balance	$96	$(3,469)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$1,262	$3,940
Revaluation	(398)	(1,748)
Tax on revaluation	(90)	210
Other comprehensive loss before reclassifications	(488)	(1,538)
Reclassification	(748)	(939)
Tax on reclassification	90	112
Gains reclassified from accumulated other comprehensive income (loss)	(658)	(827)
Net current period other comprehensive loss	(1,146)	(2,365)
Ending balance	$116	$1,575
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(78,714)	$(43,335)
Revaluation	(928)	(13,382)
Ending balance	$(79,642)	$(56,717)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$1,360	$(2,530)
Revaluation	3,466	(5,470)
Ending balance	$4,826	$(8,000)
Total	$(74,604)	$(66,611)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 25

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassifications from “Accumulated other comprehensive loss” into the statement of loss:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Statement of Loss
	2025	2024
Cash flow hedges
	$84	$105	Cost of revenues
	457	565	Research and development
	74	122	Sales and marketing
	133	147	General and administrative
	$748	$939	Total, before income taxes
	(90)	(112)	Tax benefits (income taxes)
Total reclassifications for the period	$658	$827	Total, net of tax benefits (income taxes)

NOTE 16:     OTHER OPERATING EXPENSE (INCOME)

The following table presents the expenses (income) recorded in the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Income from settlement agreements associated with contractual commitments	$(3,137)	$-
Impairment and disposal by abandonment of property, plant and equipment	25	1,732
Other	(463)	659
Total other operating expense (income), net	$(3,575)	$2,391

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 26

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:     RESTRUCTURING AND OTHER EXIT ACTIVITIES

On January 21, 2024, the Company announced the adoption of a restructuring plan in response to challenging industry conditions (the “Restructuring Plan”). Under the Restructuring Plan, the Company reduced its headcount by approximately 900 employees over the first half of 2024 in an involuntary workforce reduction. The adoption of the Restructuring Plan follows the Company’s previous measures taken to align with current market conditions, including termination of manufacturing in Mexico, reduction of manufacturing capacity in China, and discontinuation of the Company’s light commercial vehicle e-mobility activity. On July 15, 2024, the Company announced additional workforce reductions, resulting in the layoff of 400 employees.

On November 27, 2024, the Company announced the closure of its Energy Storage Division. In connection with the closure, the Company expects to reduce its headcount by approximately 500 employees, primarily in manufacturing positions in South Korea. This closure and associated headcount reduction represented approximately 12% of the Company’s overall employee population, at the time, almost all of whom will be dismissed over the first half of 2025. The Company has determined that the discontinuation of its Energy Storage activity does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

Restructuring and other exit charges for the three months ended March 31, 2025, by type of cost were as follows:

	Employee termination costs	Contract termination and other	Total
Cost of revenues	$465	$133	$598
Research and development	1,093	-	1,093
Sales and marketing	830	-	830
General and administrative	895	-	895
Other operating expenses	-	(3,137)	(3,137)
Total	$3,283	$(3,004)	$279

Restructuring and other exit charges for the three months ended March 31, 2024, by type of cost were as follows:

	Employee termination costs	Contract termination and other	Total
Cost of revenues	$607	$4,781	$5,388
Research and development	2,913	-	2,913
Sales and marketing	641	-	641
General and administrative	342	-	342
Total	$4,503	$4,781	$9,284

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 27

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Contract termination and other
Balance as of December 31, 2024	$1,073	$23,933
Charges	3,283	133
Cash payments	(3,620)	-
Non-cash utilization and other	-	(1,145)
Balance as of March 31, 2025	$736	$22,921

NOTE 18:     INCOME TAXES

For the three months ended March 31, 2025, the Company reported income taxes at an effective tax rate of negative 6.2% including discrete items, compared to the three months ended March 31, 2024, where the Company reported income taxes at an effective tax rate of 13.1%.

The negative effective tax rate in the three months ended March 31, 2025 resulted primarily from the valuation allowance on current losses, coupled with withholding taxes incurred on certain intra-group interest payments and additional tax payable as a result of the settlement with the Israeli Taxes Authority (as further detailed below). The effective tax rate in the corresponding period in 2024 was mainly due to impairments and disposals, which significantly increased the quarterly loss before income tax, partially offset by higher tax expenses resulting from an increase in the valuation allowance during that quarter.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes they will not be realized. The Company considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Based primarily on the negative evidence outweighing the positive evidence, including the Company's three year cumulative, consolidated GAAP loss, historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, the Company believes there is uncertainty as to when it will be possible to utilize certain net operating losses (each an “NOL”), credit carryforwards and other deferred tax assets. Therefore, the Company recorded a valuation allowance against the deferred tax assets for which it is more-likely-than-not they will not be realized.

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

During March 2025, SolarEdge Technologies, Ltd. (the “Israeli Subsidiary”) reached a settlement agreement with the Israeli Tax Authority settling all issues in dispute for tax years 2016 - 2018, in consideration for a payment of NIS 100 million (approximately $27 million). Accordingly, the Israeli Subsidiary recorded a current tax payable for the settlement amount and released approximately $25 million of its provision for uncertain tax positions for these years (including related accruals for interest and penalties). The settlement amount is payable in monthly payments over 3 years and can be prepaid in full at any point. The amount payable bears interest and is linked to the Consumer Prices Index.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest as of March 31, 2025 and December 31, 2024 were $2,032 and $9,165, respectively.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 28

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19:     LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share (“EPS”):

	Three Months Ended March 31,
	2025	2024
Basic EPS:
Numerator:
Net loss	$(98,523)	$(157,311)
Denominator:
Shares used in computing net loss per share of common stock, basic	58,121,502	57,140,126
Diluted EPS:
Numerator:
Net loss attributable to common stock, diluted	$(98,523)	$(157,311)
Denominator:
Shares used in computing net loss per share of common stock, diluted	58,121,502	57,140,126
Loss per share:
Basic and Diluted	$(1.70)	$(2.75)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended March 31,
	2025	2024
Stock-based awards	2,191,912	1,810,591
Notes due 2025	1,249,560	2,276,818
Notes due 2029[1]	9,819,347	-
Total shares excluded	13,260,819	4,087,409

1 In conjunction with the issuance of the Notes 2029, in June 2024, the Company used approximately $25,230 of its net proceeds from this offering to pay the cost of the capped call transactions. In July 2024, following a subsequent issuance of the Notes 2029, $3,111 of net proceeds were used to pay the cost of capped call transactions. In accordance with FASB ASC 260, antidilutive contracts, such as purchased call options are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transaction is excluded from the Company's computation of diluted net income (loss) per share.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 29

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20:     SEGMENT INFORMATION

Following the sale of Automation Machines and the discontinuation of the Energy Storage activity in 2024, the Company now operates as one operating segment that constitutes consolidated results. The Company recast its comparative numbers to conform to current period presentation.

The Company's Chief Executive Officer, who is the chief operating decision maker (“CODM”), makes resource allocation decisions and assesses performance based on financial information presented on a consolidated net loss, accompanied by disaggregated information about significant expenses.

The Company’s CODM does not regularly review asset information and, therefore, the Company does not report asset information.

The segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and batteries for PV applications. The segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform.

The following tables present information on reportable loss for the period presented:

	Three Months Ended March 31,
	2025	2024
Revenues	$219,480	$204,399
Less:
Direct costs of goods	130,929	131,906
Salaries[1]	122,445	136,789
Inventory costs	1,919	10,608
Shipment and logistics	11,134	10,618
Warranty	(446)	16,774
Depreciation and amortization	13,103	14,101
Directly related overhead costs	11,688	13,768
Other[2]	31,286	43,540
Financial (income) expense, net	(10,068)	7,064
Income taxes (tax benefit)	5,726	(23,754)
Net loss from equity method investments	287	296
Net loss	$(98,523)	$(157,311)

1   Including stock-based compensation expenses.

2   Represents indirect costs of goods, consultants and sub-contractors, marketing and bad debt.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 30

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table presents revenues disaggregated by geographical location:

	Three Months Ended March 31,
	2025	2024
United States	$132,104	$65,283
Europe	52,502	95,088
International markets	34,874	44,028
Total revenues	$219,480	$204,399

NOTE 21:     SUBSEQUENT EVENTS

On April 1, 2025, the Company sold one of its battery cell manufacturing facilities and certain other related assets, in South Korea for $10,000.

On April 30, 2025, the Company divested from its PV tracker business, in order to focus on the Company's core solar business.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 31

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;
•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	ability to successfully operate our global operations with a reduced work force;
•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, rising interest rates and recessionary concerns;
•	changes, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;
•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	delays, disruptions, and quality control problems in manufacturing;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	performance of distributors and large installers in selling our products;
•	consolidation in the solar industry among our customers and distributors;
•	our ability to effectively manage changes in our organization and expansion into new markets;
•	our ability to recognize expected benefits from restructuring plans;
•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	our ability to implement our new ERP system;
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 3

•	our ability to integrate acquired businesses;
•
disruption to our business operations due to the evolving state of war in Israel and political conditions related to the Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements, including corporate social responsibility and sustainability, requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	volatility of our stock price;
•	our customers’ financial stability, creditworthiness, and debt leverage ratio;
•	our ability to effectively design, launch, market, and sell new generations of our products and services;
•	our ability to retain, and events affecting, our major customers;
•	natural disasters, public health events and other disruptions;
•	impairment of our goodwill or other long-lived and intangible assets
•	our liquidity and ability to service our debt;

the other factors set forth below in Part II, Item 1.A under “Risk Factors and in Part I, Item 1A under Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

Overview

We develop, manufacture and sell products in a solar segment that addresses a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, home energy management, grid services and virtual power plants. In prior years, we also had product offerings for the e-mobility market, automation machines (“Automation Machines”) and energy storage. In October 2023, we decided to discontinue our light commercial vehicle (“LCV”), e-Mobility activity. In October 2024, the Company completed the sale of Automation Machines. Additionally, in November 2024, the Company announced the closure of its Energy Storage Division, as part of its focus on its core activities.

Following the sale of Automation Machines and the discontinuation of the Energy Storage activity in 2024, the Company now operates as one operating segment, the Solar segment, that constitutes consolidated results.

In light of the Inflation Reduction Act legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of product with domestic content, as well as by incentivizing local manufacturing of our products, we manufacture single phase inverters in Texas and optimizers in Florida. We are also currently increasing our manufacturing of three-phase inverters in Florida and batteries in Utah. With the ramp-up of new sites and as part of an effort to centralize and improve operational activity, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to maintain manufacturing capabilities in Vietnam with a third-party manufacturer. As of March 31, 2025, we shipped approximately 134.3 million power optimizers, 5.9 million inverters and 346.9 thousand batteries for PV applications. Over 4.3 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of March 31, 2025, we shipped approximately 57.4 GW of our DC optimized inverter systems and approximately 2.4 GWh of our batteries for PV applications.

Our revenues for the three months ended March 31, 2025 and March 31, 2024 were $219.5 million and $204.4 million, respectively. Gross profit as a percentage of revenue was 8.0%, for the three months ended March 31, 2025, compared to gross loss as a percentage of revenue of 12.8%, for the three months ended March 31, 2024. Net loss was $98.5 million and $157.3 million for the three months ended March 31, 2025, and March 31, 2024, respectively.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 4

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products from our direct customers since the second part of the third quarter of 2023, throughout 2024 and into 2025. This was a result of slowed market demand beginning in the third quarter of 2023 and persisting throughout 2024 and into 2025,  as distributors began to take actions to reduce inventory levels. In particular, beginning in the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog, mostly from our European distributors. We attribute these cancellations and pushouts to high inventory in the channels and slower than expected installation rates both in the United States and to a greater extent in Europe. The slowdown continued in the subsequent quarters of 2023, throughout 2024 and the first quarter of 2025.

Trade Tariff Uncertainties

The current trade situation is creating uncertainty about what the impacts new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry, our partners, and our customers. In the last two and a half years, we have relocated our contract manufacturing to the United States. However, certain critical subcomponents for our products are still sourced from outside the United States. If not resolved, the escalation in trade tensions or the implementation of broader tariffs, trade restrictions or other retaliatory measures on our products or components originating from countries outside of the United States, or from the United States, could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. Certain of the components used in our products are being imported to the United States from China, which may be subject to significantly increased tariffs. In light of the aforementioned, we are exploring alternative suppliers outside of China, however, there is no assurance that we will be successful in identifying suitable alternatives, or that such alternatives, if identified, will not result in increased costs or reduced operational efficiency.

If the price of solar power systems increases, as well as the cost of manufacturing our products in the United States, the use of solar power systems could become less economically feasible and could further reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 5

Disruptions Due to the War in Israel

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended March 31, 2025 approximately 5% of our employees in Israel have been called to active reserve duty for varying periods. While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had disruptions to our ability to manufacture and deliver products and services to customers. Although the situation is somewhat stabilized due to ceasefires between Israel and Hezbollah, an escalation of the current conflicts in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature of the conflict in Israel, and the extent of these events, the adverse effect on our business operations is still unknown.

The majority of our key employees and officers are residents of Israel. If any of our facilities in Israel were to be damaged, destroyed or otherwise rendered unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, storms, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay commercialization of our products, and if we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

Inflation Reduction Act

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes several provisions intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products and is expected to impact our business and operations. As part of such incentives, the IRA, among other things, extends the investment tax credit and production tax credit through 2034 and is therefore expected to increase the demand for solar products. The IRA also further incentivizes residential and commercial solar customers and developers through the inclusion of a tax credit for qualifying energy projects of up to 30%. Section 45X of the IRA offers AMPTCs that incentivize the production of eligible components within the U.S. To that end, we established manufacturing capabilities in the U.S. in 2023. These provisions of the law are new and regulations and guidance concerning their implementation are gradually being published by the U.S. Treasury Department. On October 24, 2024, final regulations concerning the application of IRC §45X were published. The regulations contain detailed rules concerning eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems. In 2024 and the first quarter of 2025, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.

In January 2025, the new U.S. administration issued executive orders aimed at pausing grants and other government funding that have not already been dispersed to under the IRA, creating uncertainty regarding the ability to secure government awards and grants in the future. This potential loss of financial support could adversely impact our business, and potentially the overall financial performance of the Company.

As of March 31, 2025 and December 31, 2024 benefits from AMPTCs of $82,946 and $80,516, respectively, were recorded as a tax prepayment within prepaid expenses and other current assets.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 6

Key Operating Metrics

In managing our business and assessing financial performance, we supplement the information provided in our financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We use metrics relating to shipments of inverters, power optimizers and megawatts to evaluate our sales performance and to track market acceptance of our products.

We provide the “megawatts shipped” and “megawatt hours shipped” metrics, which are calculated based on inverter or battery nameplate capacity shipped, respectively, to show adoption of our system on a nameplate capacity basis. Nameplate capacity shipped is the maximum rated power output capacity of an inverter or battery, and corresponds to our financial results in that higher total nameplate capacities shipped are generally associated with higher total revenues. However, revenues may increase in a non-correlated manner to the “megawatt shipped” metric since other products, such as power optimizers, are not accounted for in this metric.

	Three months ended March 31,
	2025	2024
Inverters shipped	84,533	68,882
Power optimizers shipped	2,251,596	1,070,987
Megawatts shipped[1]	1,208	946
Megawatt hours shipped - batteries for PV applications	177	128

1 Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter as specified by the manufacturer.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 7

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of loss data for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues	219,480	204,399
Cost of revenues	201,944	230,586
Gross profit (loss)	17,536	(26,187)
Operating expenses:
Research and development	61,997	75,351
Sales and marketing	31,657	38,911
General and administrative	30,183	30,865
Other operating expense (income), net	(3,575)	2,391
Total operating expenses	120,262	147,518
Operating loss	(102,726)	(173,705)
Financial income (expense), net	10,068	(7,064)
Other income, net	148	-
Loss before income taxes	(92,510)	(180,769)
Tax benefits (income taxes)	(5,726)	23,754
Net loss from equity method investments	(287)	(296)
Net loss	(98,523)	(157,311)

Comparison of three months ended March 31, 2025, and the three months ended March 31, 2024

Revenues

	Three Months Ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Revenues	219,480	204,399	15,081	7.4%

Revenues increased by $15.1 million, or 7.4%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase of $36.4 million related to an increase in the number of power optimizers sold; and an increase of $3.8 million related to an increase in the number of batteries for PV applications sold; these were partially offset by (i) a decrease of $14.1 million related to less ancillary solar products sold; (ii) a decrease of $3.7 million in revenue from inverters sold, related to a price reduction, mainly in Europe; (iii) a decrease of $3.5 million in revenues due to the discontinuation of our Energy Storage Business; and (iv) a decrease of $3.4 million in revenues from automation machines, which was sold in October 2024.

Revenues from outside of the U.S. comprised 39.8% of our revenues in the three months ended March 31, 2025, as compared to 68.1% in the three months ended March 31, 2024.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 8

The number of power optimizers recognized as revenues increased by approximately 1.0 million units, or 98.2%, from approximately 1.1 million units in the three months ended March 31, 2024 to approximately 2.1 million units in the three months ended March 31, 2025. The number of inverters recognized as revenues increased by approximately 10 thousand units, or 15.5%, from approximately 62.3 thousand units in the three months ended March 31, 2024 to approximately 72.0 thousand units in the three months ended March 31, 2025. The megawatt hours of batteries for PV applications recognized as revenues increased by approximately 67.6 megawatt hours, or 71.9% from approximately 94.0 in the three months ended March 31, 2024 to approximately 162.0 megawatt hours in the three months ended March 31, 2025.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding batteries for PV applications is calculated by dividing the solar revenues, excluding revenues from the sale of batteries for PV applications, by the nameplate capacity of inverters shipped. Our blended ASP per watt for solar products increased by $0.001, or 0.4%, in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase in blended ASP per watt is mainly attributed to a higher number of power optimizers shipped, compared to the number of inverters shipped; as well as higher ASP due to increase in U.S. sales compared to sales in Europe, which is characterized by a higher demand for residential products, which have a higher ASP per watt out of our total solar product mix. This increase in blended ASP per watt was partially offset by price reductions, mainly in Europe.

Our blended ASP per watt/hour for batteries for PV applications is calculated by dividing batteries for PV applications revenues, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by $0.116, or 30.2%, in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in blended ASP per watt/hour is mainly attributed to price reduction of our batteries for PV applications as well as an increase in the sale of our three-phase battery that is sold at a lower ASP per watt/hour.

Cost of Revenues and Gross Profit (loss)

Three Months Ended March 31,	2024 to 2025
2025	2024	Change
(In thousands)
Cost of revenues	201,944	230,586	(28,642)	(12.4)%
Gross profit (loss)	17,536	(26,187)	43,723	(167.0)%

Cost of revenues decreased by $28.6 million, or 12.4%, in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to:

•	a decrease in warranty expenses and warranty accruals of $17.2 million associated primarily with a lower cost of materials;
•	a decrease in inventory costs of $8.7 million related to lower write-downs; and

•
a decrease in the direct cost of revenues sold of $5.9 million, associated primarily with the AMPTC recognized, which was partially offset by an increase in costs due to the manufacturing in the U.S., and a lower cost of products sold.

Gross profit as a percentage of revenue in the three months ended March 31, 2025 was 8.0%, as compared to gross loss as a percentage of revenue of 12.8%, in the three months ended March 31, 2024, primarily due to:

•	a decrease in warranty expenses and warranty accruals of approximately 8% associated primarily with a lower cost of materials;

•	a decrease of approximately 7% in restructuring plan and ramp up costs; and

•	a decrease of approximately 4% in indirect cost associated primarily with lower inventory write-downs.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 9

Operating Expenses:

Research and Development

	Three Months Ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Research and development	61,997	75,351	(13,354)	(17.7)%

Research and development costs decreased by $13.4 million or 17.7%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to:

•	a decrease in personnel-related costs of $7.2 million resulting from our Restructuring Plan designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in material consumption of $2.2 million; and

•	a decrease in depreciation and amortization of $1.5 million.

Sales and Marketing

	Three Months Ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Sales and marketing	31,657	38,911	(7,254)	(18.6)%

Sales and marketing expenses decreased by $7.3 million, or 18.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in personnel-related costs of $6.4 million resulting from our Restructuring Plan designed to reduce operating expenses and align our cost structure to current market dynamics;

General and Administrative

	Three Months Ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
General and administrative	30,183	30,865	(682)	(2.2)%

General and administrative expenses have decreased by $0.7 million, or 2.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a net reversal of doubtful debt in the amount of $8.1 million in the three months ended March 31, 2025, as compared to an expense of $3.0 million, in the three months ended March 31, 2024, mainly related to collection of doubtful debt.

This decrease was partially offset by:

•	an increase of $8.1 million primarily due to a penalty for postponing the commencement of our campus lease agreement;

•
an increase in personnel-related costs, of $1.9 million primarily due to one-time restructuring costs and changes in management, which were partially offset by our Restructuring Plan designed to reduce operating expenses and align our cost structure to current market dynamics.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 10

Other operating expense (income), net

	Three Months Ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Other operating expense (income), net	(3,575)	2,391	(5,966)	(249.5)%

Other operating income, net, was $3.6 million in the three months ended March 31, 2025 compared to other operating expense, net, of $2.4 million in the three months ended March 31, 2024 primarily due to:

•	an increase of $3.1 million in income related to lower than expected discontinuation charges;

•	a decrease of $1.7 million in losses related to impairment of property, plant and equipment; and

•	a decrease of $0.9 million in losses from sale of property, plant and equipment.

 Financial income (expense), net

	Three Months Ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Financial income (expense), net	10,068	(7,064)	17,132	(242.5)%

Financial income, net, was $10.1 million in the three months ended March 31, 2025, compared to financial expense, net, in the amount of $7.1 million in the three months ended March 31, 2024, primarily due to:

•
gain of $8.7 million in the three months ended March 31, 2025 as compared to loss of $9.5 million due to fluctuations in foreign exchange rates between the Euro and the NIS, against the U.S. dollar; and

•	gain of $1.2 million in the three months ended March 31, 2025 as compared to loss of $2.3 million due to credit loss related to loans receivable.

These were partially offset by:

•	a decrease of $3.2 million in interest income related to our marketable securities investments; and

•	an increase of $1.9 million in interest expenses related to our Notes 2029.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 11

Other income, net

	Three months ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Other income, net	148	-	148	100.0%

Other income, net increased by $0.1 million, or 100.0%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to gain from the repurchase of convertible notes, in the three months ended March 31, 2025.

Income taxes (tax benefits)

	Three months ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Tax benefits (income taxes)	(5,726)	23,754	(29,480)	(124.1)%

Income taxes were $5.7 million in the three months ended March 31, 2025, compared to tax benefits in the amount of $23.8 million in the three months ended March 31, 2024 primarily due to a valuation allowance of the deferred tax assets on our current losses, withholding taxes paid on certain intra-group interest payments and additional tax payable as a result of a settlement with the Israeli Tax Authority for tax years 2016-2018.

Net loss from equity method investments

	Three months ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Net loss from equity method investments	(287)	(296)	9	(3.0)%

Net loss from equity method investments slightly decreased in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Net loss

	Three months ended March 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Net loss	(98,523)	(157,311)	58,788	(37.4)%

          As a result of the factors discussed above, net loss decreased by $58.8 million or 37.4% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 12

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$33,823	$(217,019)
Net cash provided by investing activities	67,597	149,008
Net cash used in financing activities	(6,237)	(50,987)
Increase (decrease) in cash and cash equivalents	$95,183	$(118,998)

As of March 31, 2025, our cash and cash equivalents were $401.4 million. This amount does not include $284.3 million invested in available-for-sale marketable securities, $104.5 million in restricted cash, and $3.4 million invested in deposits and restricted deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments, and the repayment of our Notes 2025. As of March 31, 2025, we have open commitments for capital expenditures in an amount of approximately $32.4 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $234.0 million, related to raw materials and commitments for the future manufacturing of our products.

Beginning in the fourth quarter of 2024, we started to sell AMPTCs. We plan to pursue additional tax credit transfer agreements in the future.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt.

Operating Activities

Operating cash flows consist primarily of net loss, adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $33.8 million in the three months ended March 31, 2025 as compared to cash used in operating activities of $217.0 million in the three months ended March 31, 2024,attributed to a decrease in net loss adjusted for certain non-cash items generated in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, as well as by lower operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities decreased by $81.4 million in the  three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by a decrease of $176.7 million in proceeds provided by sales and maturities of available-for-sale marketable securities, and an increase of $6.6 million in payment related to governmental grant, these were partially offset by a decrease of $56.8 million in purchases of available-for-sale debt investments, a decrease of $16.2 million in purchase of property plant and equipment, an increase of $12.0 million in proceeds from loans receivables, a decrease of $8.8 million in the purchase of privately-held companies and a decrease of $7.5 million in disbursements of loans made by the Company.

Financing Activities

Financing cash flows consisted primarily of repurchases of our common stock under the share repurchase program, which expired on December 31, 2024, the issuance and partial repurchase of convertible senior notes, and our employee equity incentive plans. Cash used in financing activities in the three months ended March 31, 2025 decreased by $44.8 million compared to the three months ended March 31, 2024, primarily due to a decrease of $50.0 million in cash used in share repurchases, which was partially offset by an increase of $5.1 million in cash used for the repurchase of our convertible senior notes, due in 2025 ("Notes 2025").
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 13

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

Convertible Senior Notes

On June 28, 2024, we sold an aggregate principal amount of $300 million of 2.25% convertible senior notes due in 2029 in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from the offering of the Notes 2029 were approximately $293.2 million, after deducting fees and estimated expenses. Separately, we have entered into capped call transactions. We used approximately $25.2 million of the net proceeds from this offering to pay the cost of the capped call transactions and approximately $267.9 million of the net proceeds from this offering to repurchase $285.0 million principal amount of its outstanding 0.000% convertible notes due 2025. As a result of the repurchase of Notes 2025, we recognized a gain of $15.5 million which was recorded under other income. We intend to use the remainder of the net proceeds from the offering for general corporate purposes.

On July 8, 2024, we sold an aggregate principal amount of $37 million of the Notes 2029. The Notes 2029 were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, as described above in Note 11, “Convertible Senior Notes.”

In March 2025 the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146 thousands under other income, from this repurchase.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as mentioned in Note 1, “General” (if any).

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

Foreign Currency Exchange Risk

Approximately 32.7% and 54.4% of our revenues for the three months ended March 31, 2025, and 2024, respectively, were earned in non-U.S. dollar denominated currencies other than the U.S. dollar, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $4.0 million for the three months ended March 31, 2025. A hypothetical 10% change in foreign currency exchange rates between the NIS and the U.S. dollar would increase or decrease our net income by $12.8 million for the three months ended March 31, 2025.

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
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 14

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2025, three major customers jointly accounted for approximately 35.9% of our consolidated trade receivables, net balance. As of March 31, 2024, three major customers jointly accounted for approximately 36.9% of our consolidated trade receivables, net balance. For the three months ended March 31, 2025, two major customers accounted for approximately 41.4% of our total revenues. For the three months ended March 31, 2024, no single major customer contributed more than 10% of our total revenues.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of March 31, 2025, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 15

PART II. OTHER INFORMATION.

ITEM 1.  Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 14 – “Commitments and Contingent Liabilities” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q  and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K for the period ended December 31, 2024. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors as described in Part I, Item 1A, ”Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.

Changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

The United States has recently imposed significant new tariffs on nearly all products and components imported into the United States, including an incremental 145% tariff applicable to goods from China, and could propose additional tariffs or increases to those already in place. A subset of certain key components, necessary for the production of our products are sourced from China, among other countries. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these tariffs or other changes to trade policy could have on our business, financial condition and results of operations. Furthermore, in the U.S., these measures could be altered at any time through presidential action, judicial orders, or a bipartisan congressional response, and the resulting uncertainty surrounding domestic and foreign trade and tariff policies may amplify the impact of these developments. In light of the aforementioned we are exploring alternative suppliers outside of China, however, there is no assurance that we will be successful in identifying suitable alternatives, or that such alternatives, if identified, will not result in increased costs or reduced operational efficiency.

It is unknown what effect any such new tariffs or retaliatory actions will have on the solar industry and our customers. We have most of our contract manufacturing the U.S. However, certain components necessary for our products are currently required to be imported from outside the U.S. The resulting environment of escalating trade tension, retaliatory trade tension, or other trade actions, restrictive measures, additional trade restrictions, or barriers, if implemented on a broader range of products or components from outside the United States, or with respect to products shipped from the United States, could harm our ability to obtain necessary product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.

Furthermore, if the price of solar power systems in the United States increases, as well as the cost of manufacturing our products in the United States, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs could negatively affect key partners, suppliers and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 16

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Index to Exhibit

Exhibit No.	Description	Incorporation by Reference

10.1†	Employment Agreement, dated March 3, 2025 between SolarEdge Technologies, Ltd. and Asaf Alperovitz	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,   (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL	Included in Exhibit 101

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025

/s/ Shuki Nir
Shuki Nir Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025

/s/ Asaf Alperovitz
Asaf Alperovitz Chief Financial Officer (Principal Financial Officer)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 18