Form 10-Q
period 2025-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2025-08-07
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

     FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐    No ☒

      As of August 1, 2025, there were 59,374,793 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$545,240	$274,611
Restricted cash	27,266	135,328
Marketable securities	212,754	311,279
Trade receivables, net of allowances of $19,507 and $43,038, respectively	217,098	160,423
Inventories, net	529,306	645,897
Prepaid expenses and other current assets	440,249	523,027
Total current assets	1,971,913	2,050,565
LONG-TERM ASSETS:
Marketable securities	23,163	42,597
Property, plant and equipment, net	327,101	343,438
Operating lease right-of-use assets, net	44,808	41,393
Intangible assets, net	8,437	9,666
Goodwill	51,346	48,380
Loan receivables, net	-	45,678
Other long-term assets	63,680	64,736
Total long-term assets	518,535	595,888
Total assets	$2,490,448	$2,646,453

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 1

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$178,723	$107,543
Employees and payroll accruals	66,956	76,292
Warranty obligations	115,057	140,249
Deferred revenues and customers advances	37,174	140,870
Accrued expenses and other current liabilities	276,953	246,078
Convertible senior notes, net	341,867	346,305
Total current liabilities	1,016,730	1,057,337
LONG-TERM LIABILITIES:
Convertible senior notes, net	330,777	330,006
Warranty obligations	282,507	292,116
Deferred revenues	248,731	231,049
Finance lease liabilities	40,817	39,159
Operating lease liabilities	32,033	30,018
Other long-term liabilities	25,634	8,426
Total long-term liabilities	960,499	930,774
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 59,374,556 shares on June 30, 2025 and 58,780,490 shares on December 31, 2024; outstanding: 59,134,050 shares on June 30, 2025 and 58,027,126 shares on December 31, 2024.	6	6
Additional paid-in capital	1,838,563	1,813,198
Treasury stock, at cost; 240,506 and 753,364 stocks held, respectively	(16,024)	(50,194)
Accumulated other comprehensive loss	(57,868)	(76,477)
Accumulated deficit	(1,251,458)	(1,028,191)
Total stockholders’ equity	513,219	658,342
Total liabilities and stockholders’ equity	$2,490,448	$2,646,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 2

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$289,429	$265,405	$508,909	$469,804
Cost of revenues	257,298	276,374	459,242	506,960
Gross profit (loss)	32,131	(10,969)	49,667	(37,156)
Operating expenses:
Research and development	53,386	69,276	115,383	144,627
Sales and marketing	28,725	39,978	60,382	78,889
General and administrative	19,789	39,008	49,972	69,873
Other operating expense, net	45,724	951	42,149	3,342
Total operating expenses	147,624	149,213	267,886	296,731
Operating loss	(115,493)	(160,182)	(218,219)	(333,887)
Financial income (expense), net	(7,323)	(865)	2,745	(7,929)
Other income	4,017	18,551	4,165	18,551
Loss before income taxes	(118,799)	(142,496)	(211,309)	(323,265)
Tax benefits (income taxes)	(5,657)	12,245	(11,383)	35,999
Net loss from equity method investments	(288)	(567)	(575)	(863)
Net loss	$(124,744)	$(130,818)	$(223,267)	$(288,129)
Net basic and diluted loss per share of common stock	$(2.13)	$(2.31)	$(3.83)	$(5.06)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	58,567,394	56,687,006	58,345,680	56,913,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 3

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(124,744)	$(130,818)	$(223,267)	$(288,129)
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	111	4	592	1,495
Cash flow hedges	5,255	(1,168)	4,109	(3,533)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	1,756	(7,581)	828	(20,963)
Foreign currency translation adjustments	9,614	(2,594)	13,080	(8,064)
Total other comprehensive income (loss), net of tax:	16,736	(11,339)	18,609	(31,065)
Comprehensive loss	$(108,008)	$(142,157)	$(204,658)	$(319,194)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 4

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock
	Number	Amount	Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of January 1, 2025	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	263,327	*-	10	-	-	-	10
Stock based compensation	-	-	32,511	-	-	-	32,511
Other comprehensive gain adjustments	-	-	-	-	1,873	-	1,873
Net loss	-	-	-	-	-	(98,523)	(98,523)
Balance as of March 31, 2025	58,290,453	$6	$1,845,719	$(50,194)	$(74,604)	$(1,126,714)	$594,213
Issuance of common stock upon exercise of stock-based awards	330,739	*-	*-	-	-	-	*-
Issuance of common stock under employee stock purchase plan (512,858 shares transferred from treasury stock)	512,858	*-	(27,243)	34,170	-	-	6,927
Stock based compensation	-	-	20,087	-	-	-	20,087
Other comprehensive gain adjustments	-	-	-	-	16,736	-	16,736
Net loss	-	-	-	-	-	(124,744)	(124,744)
Balance as of June 30, 2025	59,134,050	$6	$1,838,563	$(16,024)	$(57,868)	$(1,251,458)	$513,219

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 6

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(223,267)	$(288,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,227	30,430
Impairment of asset held-for-sale	38,339	-
Stock-based compensation expenses	50,687	76,177
Loss from business disposition	17,875	-
Deferred income taxes, net	(780)	(50,843)
Gain from repurchasing of convertible notes	-	(15,455)
Loss from exchange rate fluctuations	1,516	10,499
Other items	(1,441)	3,340
Changes in assets and liabilities:
Trade receivables, net	(54,686)	317,574
Inventories, net	125,125	(58,764)
Prepaid expenses and other assets	61,006	78,541
Operating lease right-of-use assets, net	5,153	11,392
Trade payables	71,217	(310,819)
Warranty obligations	(34,609)	(27,178)
Deferred revenues and customers advances	(83,779)	(4,028)
Operating lease liabilities	(6,806)	(11,042)
Accrued expenses and other liabilities	44,247	(23,486)
Net cash provided by (used in) operating activities	26,024	(261,791)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(172,773)	(155,334)
Proceeds from maturities of available-for-sale marketable securities	292,679	480,727
Proceeds from sales of available-for-sale marketable securities	-	51,918
Purchase of property, plant and equipment	(11,365)	(48,535)
Business combinations, net of cash acquired	-	(11,662)
Proceeds from sale of investment in privately-held company	4,000	-
Business dispositions, net of cash sold	(7,322)	-
Proceeds from sale of property, plant and equipment	10,314	-
Repayment related to governmental grant	(6,643)	-
Purchase of intangible assets	-	(10,000)
Disbursements for loans receivables	-	(37,500)
Investment in privately-held companies	(150)	(25,650)
Proceeds from loan receivables	27,475	1,625
Other investing activities	(28)	(2,365)
Net cash provided by investing activities	$136,187	$243,224

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 7

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Repurchase of common stock	$-	$(50,015)
Proceeds from issuance of Notes 2029, net of issuance costs	-	293,625
Capped call transactions related to Notes 2029	-	(25,230)
Repurchase of convertible debt	(5,093)	(267,900)
Other financing activities	(1,517)	(1,164)
Net cash used in financing activities	(6,610)	(50,684)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,966	(9,719)

Increase (decrease) in cash, cash equivalents and restricted cash	162,567	(78,970)
Cash, cash equivalents and restricted cash, beginning of period	409,939	338,468
Cash, cash equivalents and restricted cash, end of period	$572,506	$259,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$545,240	$259,498
Restricted cash	27,266	-
Cash, cash equivalents and restricted cash, end of period	$572,506	$259,498

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 8

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL

a.
SolarEdge Technologies, Inc. (the “Company”) and its subsidiaries design, develop, and sell intelligent inverter solutions designed to maximize power generation at the individual photovoltaic (“PV”) module level while lowering the cost of energy produced by the solar PV system and providing comprehensive and advanced safety features. The Company’s products consist mainly of (i) power optimizers designed to maximize energy throughout each and every module through constant tracking of maximum power points individually per module, (ii) inverters which invert direct current (“DC”) from the PV modules to alternating current (“AC”), including the Company’s future ready Energy Hub inverter which supports, among other things, connection to a DC-coupled battery for full or partial home backup capabilities, and optional connection to the Company's smart EV charger, (iii) a remote cloud-based monitoring platform, that collects and processes information from the power optimizers and inverters to enable customers and system owners to monitor and manage the solar PV system, (iv) batteries for PV applications that are used to increase energy independence and maximize self-consumption for PV system's owners including a battery and (v) additional smart energy management solutions.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers,  directly to large solar installers and engineering, procurement, and construction firms. The Company has expanded its activity to other areas of smart energy technology organically and through acquisitions.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Balance as of January 1, 2025	$43,038
Increase in provision for expected credit losses	5,432
Recoveries collected	(21,171)
Amounts written off charged against the allowance	(9,363)
Foreign currency translation	1,571
Balance as of June 30, 2025	$19,507

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

As of June 30, 2025 two contract manufacturers jointly accounted for 38.3% of the Company’s total trade payables.

As of December 31, 2024, two contract manufacturers jointly accounted for 43.4% of the Company’s total trade payables.

The Company's own manufacturing facility, Sella 1, located in the North of Israel, is used in the Company' ongoing operations.

f.	New accounting standards updates:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact from ASU 2023-09 on its consolidated financial statements disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this amendment on its Consolidated Financial Statements and related disclosures.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 10

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of June 30, 2025:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$75,647	$119	$(73)	$75,693
U.S. Treasury securities	122,322	-	(37)	122,285
U.S. Government agency securities	9,764	15	-	9,779
Non-U.S. Government securities	4,998	-	(1)	4,997
	212,731	134	(111)	212,754
Matures after one year:
Corporate bonds	19,513	152	-	19,665
U.S. Government agency securities	3,480	18	-	3,498
	22,993	170	-	23,163
Total	$235,724	$304	$(111)	$235,917

The following is a summary of available-for-sale marketable securities as of December 31, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$290,570	$97	$(811)	$289,856
U.S. Treasury securities	12,596	-	(2)	12,594
U.S. Government agency securities	8,810	19	-	8,829
	311,976	116	(813)	311,279
Matures after one year:
Corporate bonds	36,006	252	(17)	36,241
U.S. Government agency securities	6,309	47	-	6,356
	42,315	299	(17)	42,597
Total	$354,291	$415	$(830)	$353,876

The Company did not sell any available-for-sale marketable securities during the three and six months ended June 30, 2025.

Proceeds from sales of available-for-sale marketable securities during the three and six months ended June 30, 2024 were $51,918 which led to realized gains of $1,970.

As of June 30, 2025, and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 11

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	June 30, 2025	December 31, 2024
Raw materials	$235,237	$209,259
Work in process	508	3,113
Finished goods	293,561	433,525
Total inventories, net	$529,306	$645,897

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2025	December 31, 2024
Vendor non-trade receivables[1]	$72,223	$198,211
Government authorities[2]	277,284	213,290
Loan receivables, net	19,662	-
Prepayments	22,956	25,291
Asset held for sale	25,000	60,500
Other	23,124	25,735
Total prepaid expenses and other current assets	$440,249	$523,027

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 12

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 5:       OTHER LONG TERM ASSETS

	June 30, 2025	December 31, 2024
Cloud computing arrangements	$37,044	$29,366
Investments in privately held companies	22,364	20,976
Severance pay fund	-	9,185
Prepaid expenses and other	4,272	5,209
Total other long term assets	$63,680	$64,736

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 13

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 6:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the six months ended June 30, 2025, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of June 30, 2025, the Company entered into forward contracts and put and call options to sell U.S. dollars (“USD”) in the amounts of NIS 64 million and NIS 118 million, respectively.

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

As of June 30, 2025, the Company entered into forward contracts and put and call options to sell Euro (“EUR”) in the amounts of USD 60 million and USD 20 million, respectively.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	June 30, 2025	December 31, 2024
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$5,371	$1,262
Derivative liabilities of options and forward contracts:
Non-designated hedges	Accrued expenses and other current liabilities	(2,765)	-

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Affected line item	2025	2024	2025	2024
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Loss - Financial income (expense), net	$(4,185)	$191	$(4,185)	$802
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Loss - Cash flow hedges	$6,786	$(1,019)	$6,298	$(2,557)

See Note 15 for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive loss.

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

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2025, and December 31, 2024, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash	Level 1	$354,553	$239,020
Money market mutual funds	Level 1	$152,956	$21,075
Deposits	Level 1	$37,731	$14,516
Restricted cash	Level 1	$27,266	$135,328
Derivative instruments	Level 2	$5,371	$1,262
Short-term marketable securities:
Corporate bonds	Level 2	$75,693	$289,856
U.S. Treasury securities	Level 2	$122,285	$12,594
U.S. Government agency securities	Level 2	$9,779	$8,829
Non-U.S. Government securities	Level 2	$4,997	$-
Long-term marketable securities:
Corporate bonds	Level 2	$19,665	$36,241
U.S. Government agency securities	Level 2	$3,498	$6,356
Liabilities:
Derivative instruments	Level 2	$(2,765)	$-

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 15

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 8:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, at the beginning of the period	$412,702	$502,499	$432,365	$518,244
Accruals for warranty during the period	17,628	12,492	34,094	31,339
Changes in estimates	(3,789)	9,204	(4,700)	9,310
Settlements	(28,977)	(33,363)	(64,195)	(68,061)
Balance, at end of the period	397,564	490,832	397,564	490,832
Less current portion	(115,057)	(169,214)	(115,057)	(169,214)
Long term portion	$282,507	$321,618	$282,507	$321,618

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, at the beginning of the period	$320,140	$254,616	$371,919	$255,443
Revenue recognized	(65,473)	(25,359)	(133,914)	(33,790)
Increase in deferred revenues and customer advances	31,238	21,757	47,900	29,361
Balance, at the end of the period	285,905	251,014	285,905	251,014
Less current portion	(37,174)	(28,457)	(37,174)	(28,457)
Long term portion	$248,731	$222,557	$248,731	$222,557

The following table includes estimated revenues that the Company expects to be recognized in the future, related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025:

2025	$29,559
2026	15,197
2027	13,204
2028	12,337
2029	12,071
Thereafter	203,537
Total deferred revenues	$285,905

NOTE 10:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2025	December 31, 2024
Accrued expenses	$199,139	$166,699
Government authorities	26,054	51,705
Operating lease liabilities	14,064	11,861
Accrual for sales incentives	21,877	11,671
Other	15,819	4,142
Total accrued expenses and other current liabilities	$276,953	$246,078

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

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds from this offering to repurchase $285,000 principal amount of its Notes 2025. In June 2024, the Company recorded under other income a gain of $15,456 from the repurchase of Notes 2025.

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

The convertible senior notes consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Notes 2025
Principal	$342,250	$347,500
Unamortized issuance costs	(383)	(1,195)
Net carrying amount Notes 2025	341,867	346,305
Notes 2029
Principal	337,000	337,000
Unamortized issuance costs	(6,223)	(6,994)
Net carrying amount Notes 2029	330,777	330,006

Total notes carrying amount	$672,644	$676,311

Costs related to the Notes 2025 and the Notes 2029 for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Notes 2025
Debt issuance cost	$395	$736	$800	$1,470
Notes 2029
Debt issuance cost	$388	$7	$771	$7
Contractual interest expense	$1,895	$37	$3,791	$37

As of June 30, 2025, the unamortized issuance costs of the Notes 2025 and Notes 2029 will be amortized over the remaining term of approximately 2.4 months and 4 years, respectively.

The annual effective interest rates of the Notes 2025 and the Notes 2029 are 0.47%. and 2.75%, respectively.

As of June 30, 2025, the estimated fair values of Notes 2025 and Notes 2029, both of which the Company has classified as Level 2 financial instruments, are $331,983 and $255,473, respectively. The estimated fair values were determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2025, the if-converted value of the Notes 2025 and Notes 2029 did not exceed the principal amount.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 20

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 12:       OTHER LONG TERM LIABILITIES

	June 30, 2025	December 31, 2024
Tax liabilities	$17,435	$-
Long term accrued expenses	4,422	-
Accrued severance pay	2,354	6,079
Other	1,423	2,347
	$25,634	$8,426

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

The Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) became effective upon the consummation of the IPO. The 2015 Plan provides for the grant of options, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of June 30, 2025, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 12,054,092 shares are still available for future grants.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of June 30, 2025, an aggregate of 8,628,224 options are still available for future grants under the 2015 Plan.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 22

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2024	283,419	$59.16	3.42	$17
Exercised	(2,000)	5.01	-	16
Forfeited or expired	(10,250)	23.70	-	-
Outstanding as of June 30, 2025	271,169	$60.90	2.13	$354
Vested and expected to vest as of June 30, 2025	271,169	$60.90	2.13	$354
Exercisable as of June 30, 2025	271,169	$60.90	2.13	$354

The intrinsic value is the amount by which the closing price of the Company’s common stock on June 30, 2025, or the price on the day of exercise exceeds the exercise price of the stock options, multiplied by the number of in-the-money options.

A summary of the activity in the RSUs and PSUs and related information is as follows

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of December 31, 2024	3,395,347	$70.62	334,254	$67.52
Granted	2,010,226	13.97	769,938	6.39
Vested	(592,066)	96.85	-	-
Forfeited	(482,479)	83.61	(62,001)	192.99
Unvested as of June 30, 2025	4,331,028	$39.29	1,042,191	$14.90

c.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of June 30, 2025, a total of 5,125,666 shares were reserved for issuance under this plan.

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

As of June 30, 2025, 2,311,170 shares of common stock have been purchased under the ESPP.

As of June 30, 2025, 2,814,496 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 23

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of loss for the three and six months ended June 30, 2025, and 2024, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expenses:
Cost of revenues	$4,004	$6,218	$8,376	$12,186
Research and development	9,856	17,639	25,767	34,778
Sales and marketing	4,342	8,149	9,084	16,060
General and administrative	1,059	6,565	7,460	13,153
Total stock-based compensation expenses	$19,261	$38,571	$50,687	$76,177

Stock-based compensation capitalized:
Inventory	$433	$861	$1,079	$1,665
Other long-term assets	393	465	832	943
Total stock-based compensation capitalized	$826	$1,326	$1,911	$2,608

For the three and six months ended June 30, 2025 no amounts of tax benefits were recorded in regard to stock-based compensation.

The total tax benefit associated with stock-based compensation for the three months ended June 30, 2024 was $4,744. The tax benefit realized from stock-based compensation for the three months ended June 30, 2024 was $1,283.

The total tax benefit associated with stock-based compensation for the six months ended June 30, 2024 was $10,110. The tax benefit realized from stock-based compensation for the six months ended June 30, 2024 was and $2,624.

As of June 30, 2025, there were total unrecognized compensation expenses in the amount of $170,810 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from July 1, 2025, through September 30, 2029.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 24

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 14:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of June 30, 2025, contingent liabilities exist regarding guarantees in the amounts of $21,320, $6,323 and $1,560, for each of securing projects with customers, office rent lease agreements, and other transactions, respectively.

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

As of June 30, 2025, the Company had non-cancellable purchase obligations totaling approximately $349,135, out of which the Company recorded a provision for loss in the amount of $26,512.

As of June 30, 2025, the Company had contractual obligations for capital expenditures totaling approximately $18,489. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

As of June 30, 2025, the Company recorded an accrual of $9,257 for legal claims which was recorded under accrued expenses and other current liabilities.

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

On February 7, 2024, the Court consolidated the two actions (the “Consolidated Securities Litigation”), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the co-lead Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024. On December 4, 2024, the Court issued an order granting in part the motion, dismissing all allegations except those relating to two purported misstatements. The Court allowed the Plaintiffs to again amend their complaint, and they filed a second amended complaint (the “Second Amended Complaint”) on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint. On April 7, 2025, the Court issued an order granted in part the motion, dismissing all allegations except those related to alleged misstatements characterizing inventory levels as “low” and those relating to demand in Europe. Discovery is ongoing.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 25

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

On March 15, 2024, Abdul Hirani filed a purported derivative complaint (the “Hirani Complaint”) in the U.S. District Court for the Southern District of New York against certain current and former SolarEdge executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne. The Hirani Complaint makes largely the same allegations as those in the Consolidated Securities Litigation, namely, that the Company failed to disclose information about SolarEdge’s inventory in Europe and cancellation rates from European distributors, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings. The Hirani Complaint contends that defendants’ role in allowing those alleged misstatements to be made constitutes (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) securities fraud under Section 10(b) of the Exchange Act. The complaint seeks compensatory and punitive damages, interest, attorneys’ fees, and other relief.

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint in the U.S. District Court for the Southern District of New York against the same defendants as those named in the Hirani Complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb complaint makes largely the same allegations as those in the complaint in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani Complaint, as well as additional counts for abuse of control and gross mismanagement. The Hirani and Blaufarb actions, with the Hirani matter designated as the lead case (together, the “Consolidated Derivative Actions”). On June 20, 2025, the parties agreed that the Consolidated Derivative Actions are stayed through the close of fact discovery in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint (the “Isaac Complaint”) in the U.S. District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Actions. The Isaac Complaint makes largely the same allegations as those in the Consolidated Securities Litigation. It also pleads the similar counts to those in the Consolidated Securities Litigation, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief. The parties are conferring on service of process and a possible stay of proceedings pending resolution of the motion to dismiss in the Consolidated Securities Litigation. On June 30, 2025, the parties agreed to stay the Isaac matter through the close of fact discovery in the Consolidated Securities Litigation.

On May 22, 2025, Mike Maddox (a purported shareholder) filed a derivative complaint (the “Maddox Complaint”) in the U.S. district Court for the Southern District of New York against the same Defendants as those named in the Consolidated Derivative Actions and in the Isaac matter. The Maddox Complaint makes largely the same allegations as those in the Consolidated Securities Litigation, the Consolidated Derivative Actions, and the Isaac matter.  It also pleads similar counts to those in the Consolidated Derivative Actions and the Isaac matter, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) violation of Section 14(a) of the Exchange Act. The parties agreed to stay the Maddox matter through the close of fact discovery in the Consolidated Securities Litigation. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them. The parties filed a stipulation on July 21, 2025, agreeing to stay the Maddox matter through the close of fact discovery in the Consolidated Securities Litigation.

On January 13, 2025, Stellantis Europe S.p.A. (“Stellantis”) submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. At a hearing on February 25, 2025 the parties discussed the case. On May 8, 2025, the court denied Stellantis’ request for injunction and on May 23, 2025 Stellantis appealed. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 26

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$96	$(3,469)	$(385)	$(4,960)
Revaluation	111	1,873	592	3,733
Tax on revaluation	-	(400)	-	(769)
Other comprehensive income before reclassifications	111	1,473	592	2,964
Reclassification	-	(1,970)	-	(1,970)
Tax on reclassification	-	501	-	501
Gains reclassified from accumulated other comprehensive income (loss)	-	(1,469)	-	(1,469)
Net current period other comprehensive income	111	4	592	1,495
Ending balance	$207	$(3,465)	$207	$(3,465)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$116	$1,575	$1,262	$3,940
Revaluation	6,994	(1,158)	6,596	(2,906)
Tax on revaluation	(208)	139	(298)	349
Other comprehensive losses (gains) before reclassifications	6,786	(1,019)	6,298	(2,557)
Reclassification	(1,739)	(170)	(2,487)	(1,109)
Tax on reclassification	208	21	298	133
Gains reclassified from accumulated other comprehensive income (loss)	(1,531)	(149)	(2,189)	(976)
Net current period other comprehensive income (loss)	5,255	(1,168)	4,109	(3,533)
Ending balance	$5,371	$407	$5,371	$407
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(79,642)	$(56,717)	$(78,714)	$(43,335)
Revaluation	1,756	(7,581)	828	(20,963)
Ending balance	$(77,886)	$(64,298)	$(77,886)	$(64,298)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$4,826	$(8,000)	$1,360	$(2,530)
Revaluation	9,614	(2,594)	13,080	(8,064)
Ending balance	$14,440	$(10,594)	$14,440	$(10,594)
Total	$(57,868)	$(77,950)	$(57,868)	$(77,950)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 27

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassification out of “Accumulated other comprehensive loss”, net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Income
	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale marketable securities
	$-	$1,970	$-	$1,970	Financial income (expense), net
	-	(501)	-	(501)	Tax benefits (income taxes)
	$-	$1,469	$-	$1,469	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	431	20	347	126	Cost of revenues
	1,295	98	838	662	Research and development
	317	23	243	145	Sales and marketing
	444	29	311	176	General and administrative
	$2,487	$170	$1,739	$1,109	Total, before income taxes
	(298)	(21)	(208)	(133)	Tax benefits (income taxes)
	2,189	149	1,531	976	Total, net of income taxes
Total reclassifications for the period	$2,189	$1,618	$1,531	$2,445

NOTE 16:       OTHER OPERATING EXPENSE, NET

The following table presents the expenses (income) recorded in the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment of asset-held for sale	$38,339	$-	$38,339	$-
Loss from business disposition	17,982	-	17,982	-
Loss (gain) from sale of property, plant and equipment	(10,000)	1,424	(10,000)	2,482
Income from discontinued operations	-	-	(3,137)	-
Other	(597)	(473)	(1,035)	860
Total other operating expense, net	$45,724	$951	$42,149	$3,342

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 28

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:       RESTRUCTURING AND OTHER EXIT ACTIVITIES

On January 21, 2024, the Company announced the adoption of a restructuring plan in response to challenging industry conditions . Under this restructuring plan, the Company reduced its headcount by approximately 900 employees over the first half of 2024 in an involuntary workforce reduction. The adoption of this restructuring plan followed the Company’s previous measures taken to align with current market conditions, including termination of manufacturing in Mexico, reduction of manufacturing capacity in China, and discontinuation of the Company’s light commercial vehicle e-mobility activity. On July 15, 2024, the Company announced additional workforce reductions, resulting in the layoff of 400 employees.

On November 27, 2024, the Company announced the closure of its Energy Storage Division. In connection with the closure, the Company reduced its headcount by approximately 500 employees, primarily in manufacturing positions in South Korea. This closure and associated headcount reduction represented approximately 12% of the Company’s overall employee population, at the time, almost all of whom were dismissed over the first half of 2025 (together with the 2024 workforce reductions, the “Restructuring Plans”). The Company has determined that the discontinuation of its Energy Storage activity does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

Restructuring and other exit charges for the three months ended June 30, 2025 and June 30, 2024, by type of cost were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Employee termination costs	Contract termination and other	Total	Employee termination costs	Contract termination and other	Total
Cost of revenues	$9	$-	$9	$247	$3,515	$3,762
Research and development	147	-	147	-	248	248
Sales and marketing	38	-	38	-	-	-
General and administrative	682	-	682	-	118	118
Total	$876	$-	$876	$247	$3,881	$4,128

Restructuring and other exit charges for the six months ended June 30, 2025, and June 30, 2024, by type of cost were as follows:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Employee termination costs	Contract termination and other	Total	Employee termination costs	Contract termination and other	Total
Cost of revenues	$474	$133	$607	$854	$8,296	$9,150
Research and development	1,240	-	1,240	2,913	248	3,161
Sales and marketing	868	-	868	641	-	641
General and administrative	1,577	-	1,577	342	118	460
Other operating expenses	-	(3,137)	(3,137)	-	-	-
Total	$4,159	$(3,004)	$1,155	$4,750	$8,662	$13,412

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Contract termination and other
Balance as of December 31, 2024	$1,073	$23,933
Charges	4,160	133
Cash payments	(5,233)	(1,992)
Non-cash utilization and other	-	(1,145)
Balance as of June 30, 2025	$-	$20,929

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 29

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 18:       INCOME TAXES

For the three months ended June 30, 2025, the Company reported income taxes at an effective tax rate of negative 4.8% including discrete items, compared to the three months ended June 30, 2024, where the Company reported income taxes at an effective tax rate of 8.6%.

For the six months ended June 30, 2025, the Company reported income taxes at an effective tax rate of negative 5.4% including discrete items, compared to the six months ended June 30, 2024, where the Company reported income taxes at an effective tax rate of 11.1%.

The negative effective tax rate in the three and six months ended June 30, 2025 resulted primarily from the valuation allowance on current losses and capital losses, coupled with an increase in the provision for uncertain tax positions. The effective tax rate in the corresponding periods in 2024 was mainly due to impairments and disposals, which significantly increased the quarterly loss before income tax, partially offset by higher tax expenses resulting from an increase in the valuation allowance during that quarter.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes they will not be realized. The Company considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Based primarily on the negative evidence outweighing the positive evidence, including the Company's three year cumulative, consolidated GAAP loss, historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, the Company believes there is uncertainty as to when it will be possible to utilize certain net operating losses (each an “NOL”), credit carryforwards, capital losses and other deferred tax assets. Therefore, the Company recorded a valuation allowance against the deferred tax assets for which it is more-likely-than-not they will not be realized.

Should the Company's operating results improve and projections show continued utilization of the tax attributes, the Company would consider that as significant positive evidence and future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total deferred tax assets.

In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted into law modifying clean energy tax credits contained in the Inflation Reduction Act (“IRA”) and imposing new eligibility criteria related thereto. As the OBBB was signed into law after June 30, 2025, the financial impact is not included in the Company's operating results for the three and six months ended June 30, 2025. The Company is currently assessing the impact the OBBB will have on its condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 30

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19:       LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS:
Numerator:
Net loss	$(124,744)	$(130,818)	$(223,267)	$(288,129)
Denominator:
Shares used in computing net loss per share of common stock, basic	58,567,394	56,687,006	58,345,680	56,913,569
Diluted EPS
Numerator:
Net loss attributable to common stock, diluted	$(124,744)	$(130,818)	$(223,267)	$(288,129)
Denominator:
Shares used in computing net loss per share of common stock, diluted	58,567,394	56,687,006	58,345,680	56,913,569
Loss per share:
Basic and Diluted	$(2.13)	$(2.31)	$(3.83)	$(5.06)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based awards	1,749,516	1,786,999	1,970,715	1,807,014
Notes 2025	1,232,002	2,254,270	1,240,781	2,265,544
Notes 2029[1]	9,819,347	192,116	9,819,347	96,058
Total shares excluded	12,800,865	4,233,385	13,030,843	4,168,616

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 31

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20:       SEGMENT INFORMATION

Following the sale of Automation Machines and the discontinuation of the Company's Energy Storage activity in 2024, the Company now operates as one operating segment that constitutes consolidated results. The Company recast its comparative numbers to conform to current period presentation.

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

The following tables present information on reportable loss for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$289,429	$265,405	$508,909	$469,804
Less:
Direct costs of goods	171,307	178,466	302,236	314,373
Salaries[1]	103,665	127,858	226,110	264,647
Inventory costs	(1,809)	(857)	110	9,751
Shipment and logistics	7,378	9,444	18,512	17,644
Warranty	11,821	26,488	11,375	43,262
Depreciation and amortization	16,028	17,480	29,131	35,897
Directly related overhead costs	14,945	13,781	26,633	27,549
Other[2]	77,570	34,376	108,856	72,017
Financial (income) expense, net	7,323	865	(2,745)	7,929
Income taxes (tax benefit)	5,657	(12,245)	11,383	(35,999)
Net loss from equity method investments	288	567	575	863
Net loss	$(124,744)	$(130,818)	$(223,267)	$(288,129)

1   Including stock-based compensation expenses.

2   Represents indirect costs of goods, consultants and sub-contractors, marketing, bad debt and impairments and dispositions.

The following table presents revenues disaggregated by geographical location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$185,126	$97,143	$317,230	$162,426
Europe	65,258	96,385	117,760	191,473
International markets	39,045	71,877	73,919	115,905
Total revenues	$289,429	$265,405	$508,909	$469,804

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 32

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;
•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act and the One Big Beautiful Bill Act;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	ability to successfully operate our global operations with a reduced work force;
•	macroeconomic conditions in our domestic and international markets, such as inflation concerns, interest rates and recessionary concerns;
•	changes, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;
•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	delays, disruptions, and quality control problems in manufacturing;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	performance of distributors and large installers in selling our products;

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 3

•	consolidation in the solar industry among our customers and distributors;
•	our ability to effectively manage changes in our organization and expansion into new markets;
•	our ability to recognize expected benefits from restructuring plans;
•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	our ability to implement our new Enterprise Resource Planning ("ERP") system;
•	our ability to integrate acquired businesses;
•
disruption to our business operations due to the evolving state of war in Israel and political conditions related to the war and Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 4

Overview

We develop, manufacture and sell products in a solar segment that addresses a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, home energy management, grid services and virtual power plants. In prior years, we also had product offerings for the e-mobility market, automation machines (“Automation Machines”) and energy storage. In October 2023, we decided to discontinue our light commercial vehicle (“LCV”), e-Mobility activity. In October 2024, the Company completed the sale of Automation Machines. Additionally, in November 2024, the Company announced the closure of its Energy Storage Division, and in April 2025, we divested from our PV tracker business, as part of its effort to focus on its core activities.

Following the sale of Automation Machines and the discontinuation of the Energy Storage activity in 2024, the Company now operates as one operating segment, the Solar segment, that constitutes consolidated results.

In light of the Inflation Reduction Act (the “IRA”) legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of product with domestic content, as well as by incentivizing local manufacturing of our products, we manufacture the vast majority of our products in the United States. This includes residential inverters in Texas, optimizers and commercial inverters in Florida, and ramping up manufacturing of batteries in Utah. As part of our effort to streamline and centralize, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. We also continue to maintain manufacturing capabilities in Vietnam, with a third-party manufacturer. As of June 30, 2025, we shipped approximately 137.0 million power optimizers, 6.0 million inverters and 380.2 thousand batteries for PV applications. Over 4.4 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of June 30, 2025, we shipped approximately 58.6 GW of our DC optimized inverter systems and approximately 2.7 GWh of our batteries for PV applications.

Our revenues for the three months ended June 30, 2025, and 2024 were $289.4 million and $265.4 million, respectively. Gross profit as a percentage of revenue was 11.1% for the three months ended June 30, 2025, compared to our gross loss as a percentage of revenue of 4.1% for the three months ended June 30, 2024. Net loss for the three months ended June 30, 2025, and 2024 was $124.7 million and $130.8 million, respectively.

Our revenues for the six months ended June 30, 2025, and 2024 were $508.9 million and $469.8 million, respectively. Gross profit as a percentage of revenue was 9.8% for the six months ended June 30, 2025, compared to our gross loss as a percentage of revenue of 7.9% for the six months ended June 30, 2024. Net loss for the six months ended June 30, 2025 and 2024 was $223.3 million and $288.1 million respectively.

Global Circumstances Influencing our Business and Operations

Demand for Products

We have seen a slowdown in demand for our products in the United States and, to a greater extent, in Europe since the second part of the third quarter of 2023, and throughout 2024, and continuing in Europe into the first half of 2025. We attribute this slowdown  to high inventory in the channels and slower than expected installation rates. In the United States, we are seeing an increase in demand for our products, which has coincided largely with normalized inventory levels in that region, during the first half of 2025. In Europe, inventory levels continued to be elevated in the first half of 2025 but a majority of our distribution partners have reached normalized inventory levels by the end of the second quarter 2025. The prolonged softness in demand has continued to adversely impact our results of operations.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 5

Impact of The One Big Beautiful Bill Act on U.S. Tax Incentives

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”), was enacted into law introducing  amendments to the clean energy tax credits contained in the IRA. The IRA provides energy tax credits that are significant to SolarEdge and its U.S. based customers, and material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition. The OBBB accelerates the phase-out timeline for certain credits and imposes new eligibility criteria.

Section 45X of the Internal Revenue Code (the “Code”) as enacted by the IRA offers Advanced Manufacturing Production Tax Credits (“AMPTC”s) that incentivize the manufacturing  of eligible components within the U.S. The OBBB does not shorten the term of such Section 45X credits. The Company established manufacturing capabilities in the U.S. in 2023, and further expanded such capabilities in 2024 and 2025. On October 24, 2024, regulations concerning the application of Section 45X were published by the U.S. Treasury Department which contain detailed rules concerning eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and the first half of 2025, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.

Among other changes, the OBBB shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, used by customers of SolarEdge who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. However, the OBBB also includes a 12-month window in which such customers can begin construction giving them four years to complete their projects. Projects begun after twelve months from enactment of the OBBB must be placed in service by December 31, 2027, to receive the credit.  The OBBB eliminates the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

The OBBB also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%, and the threshold thereafter increases on an annual basis until 2029.  If we are unable to meet the revised domestic content requirements,  our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, the OBBB introduced new Foreign Entity of Concern (“FEOC”) requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions will require threshold percentages of non FEOC material that increase over time, beginning in 2026. If we are unable to meet the revised FEOC requirements, our or our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position.

On July 7, 2025, the President issued an Executive Order titled “Ending Market Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources.” This directive instructs the U.S. Department of the Treasury to issue revised guidance within 45 days. There are multiple areas of the OBBB that require the U.S. Treasury Department to provide guidance and this guidance may impact beginning of construction requirements applicable to our customers or create challenges for SolarEdge to meet the FEOC requirements. If we are unable to meet the requirements this may adversely affect our  revenue, our or our customers eligibility to obtain  certain tax credits, the overall demand for our products, our results of operations and cash flows.

Trade Tariff Uncertainties

The current trade situation is creating uncertainty about what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry, our partners, and our customers. We have relocated our contract manufacturing to the United States, where we manufacture the vast bulk of our products. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. Certain critical subcomponents for our products are still sourced from outside the United States. If not resolved, the escalation in trade tensions or the implementation of broader tariffs, trade restrictions or other retaliatory measures on our products or components or subcomponents originating from countries outside of the United States, could adversely impact our ability to source necessary components or subcomponents, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. In addition, retaliatory measures from other countries on products originating from the United States for export could adversely impact our ability to sell our products at competitive prices in such countries.  Certain of the subcomponents used in our products are being imported to the United States from China, which may be subject to significantly increased tariffs. In light of the aforementioned, we are exploring alternative suppliers outside of China, however, there is no assurance that we will be successful in identifying suitable alternatives, or that such alternatives, if identified, will not result in increased costs or reduced operational efficiency.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 6

Disruptions Due to the War in Israel

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended June 30, 2025, approximately 10% of our employees in Israel were called to active reserve duty for varying periods. In the second quarter of 2025, Israel and the Islamic Republic of Iran also engaged in a 12-day war, which has since stabilized due to a brokered ceasefire.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 7

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Inverters shipped	88,954	65,772	173,487	134,654
Power optimizers shipped	2,742,725	2,001,614	4,994,321	3,072,601
Megawatts shipped[1]	1,194	873	2,402	1,819
Megawatt hours shipped - batteries for PV applications	247	128	427	256

1 Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter, as specified by the manufacturer.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 8

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of loss data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues	$289,429	$265,405	$508,909	$469,804
Cost of revenues	257,298	276,374	459,242	506,960
Gross profit (loss)	32,131	(10,969)	49,667	(37,156)
Operating expenses:
Research and development	53,386	69,276	115,383	144,627
Sales and marketing	28,725	39,978	60,382	78,889
General and administrative	19,789	39,008	49,972	69,873
Other operating expense, net	45,724	951	42,149	3,342
Total operating expenses	147,624	149,213	267,886	296,731
Operating loss	(115,493)	(160,182)	(218,219)	(333,887)
Financial income (expense), net	(7,323)	(865)	2,745	(7,929)
Other income	4,017	18,551	4,165	18,551
Loss before income taxes	(118,799)	(142,496)	(211,309)	(323,265)
Tax benefits (income taxes)	(5,657)	12,245	(11,383)	35,999
Net loss from equity method investments	(288)	(567)	(575)	(863)
Net loss	$(124,744)	$(130,818)	$(223,267)	$(288,129)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 9

Comparison of three and six months ended June 30, 2025, and the three and six months ended June 30, 2024

Revenues

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Revenues	$289,429	$265,405	$24,024	9.1%	$508,909	$469,804	$39,105	8.3%

Revenues increased by $24.0 million, or 9.1%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to (i) an increase of $42.1 million related to an increase in the number of inverters and power optimizers sold; and (ii) an increase of $20.4 million related to an increase in the number of batteries for PV applications sold; these were partially offset by (i) a decrease of $19.9 million related to less ancillary solar products sold; and (ii) a decrease of $13.3 million in revenues due to the discontinuation of our Energy Storage Business.

Revenues from outside of the U.S. comprised 36.0% of our revenues in the three months ended June 30, 2025 compared to 63.4% in the three months ended June 30, 2024.

The number of power optimizers recognized as revenues increased by approximately 0.6 million units, or 31.9%, from approximately 2.0 million units, in the three months ended June 30, 2024, to approximately 2.6 million units in the three months ended June 30, 2025. The number of inverters recognized as revenues increased by approximately 20.8 thousand units, or 31.9%, from approximately 65.4 thousand units in the three months ended June 30, 2024 to approximately 86.2 thousand units in the three months ended June 30, 2025. The megawatt hours of batteries for PV applications recognized as revenues increased by approximately 99.4 megawatt hours, or 79.2% from approximately 125.4 in the three months ended June 30, 2024 to approximately 225.0 megawatt hours in the three months ended June 30, 2025.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding batteries for PV applications is calculated by dividing the sales of solar products, excluding the sales of batteries for PV applications, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding batteries for PV applications decreased by $0.030, or 13.9%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease in blended ASP per watt is primarily attributed to price reductions, mainly in Europe. This decrease in blended ASP per watt was partially offset by a higher number of power optimizers shipped, compared to the number of inverters shipped; as well as higher ASP due to increase in U.S. sales compared to sales in Europe, which have a higher ASP per watt out of our total solar product mix.

Our blended ASP per watt/hour for batteries for PV applications is calculated by dividing batteries for PV applications sales, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by $0.071, or 19.2%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in blended ASP per watt/hour is mainly attributed to a price reduction of our batteries for PV applications as well as an increase in the sale of our three-phase battery that is sold at a lower ASP per watt/hour.

Revenues increased by $39.1 million, or 8.3%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to (i) an increase of $74.7 million related to an increase in the number of inverters and power optimizers sold; (ii) an increase of $24.2 million related to the higher number of batteries for PV applications sold; these were partially offset by (i) a decrease of $34.0 million related to less ancillary solar products sold; and (ii) a decrease of $16.8 million in revenues due to the discontinuation of our Energy Storage Business.

Revenues from outside of the U.S. comprised 37.7% of our revenues in the six months ended June 30, 2025 compared to 65.4% in the six months ended June 30, 2024.

The number of power optimizers recognized as revenues increased by approximately 1.7 million units, or 54.9%, from approximately 3.1 million units, in the six months ended June 30, 2024, to approximately 4.8 million units in the six months ended June 30, 2025. The number of inverters recognized as revenues increased by approximately 30.5 thousand units, or 23.9%, from approximately 127.7 thousand units in the six months ended June 30, 2024 to approximately 158.1 thousand units in the six months ended June 30, 2025. The megawatt hours of batteries for PV applications recognized as revenues increased by approximately 172.0 megawatt hours, or 80.4% from approximately 214.3 megawatt hours in the six months ended June 30, 2024 to approximately 386.0 megawatt hours in the six months ended June 30, 2025.

Our blended ASP per watt for solar products shipped excluding batteries for PV applications decreased by $0.014, or 7.1%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease in blended ASP per watt is primarily attributed to price reductions, mainly in Europe. This decrease in blended ASP per watt was partially offset by a higher number of power optimizers shipped, compared to the number of inverters shipped; as well as higher ASP due to increase in U.S. sales compared to sales in Europe, which is characterized by a higher demand for residential products, which have a higher ASP per watt out of our total solar product mix.

Our blended ASP per watt/hour for batteries for PV applications decreased by $0.089, or 23.7%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in blended ASP per watt/hour is mainly attributed to price reduction of our batteries for PV applications as well as an increase in the sale of our three-phase battery that is sold at a lower ASP per watt/hour.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 10

Cost of Revenues and Gross Profit (loss)

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Cost of revenues	$257,298	$276,374	$(19,076)	(6.9)%	$459,242	$506,960	$(47,718)	(9.4)%
Gross profit (loss)	$32,131	$(10,969)	$43,100	(392.9)%	$49,667	$(37,156)	$86,823	(233.7	) %

Cost of revenues decreased by $19.1 million, or 6.9%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to:

•	a decrease in warranty expenses and warranty accruals of $14.7 million associated primarily with a lower cost of materials;

•	a decrease in indirect cost of revenues of $3.5 million; and

•	a decrease in personnel-related costs of $3.5 million, resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics.

These were partially offset by an increase in direct cost of revenues sold of $5.1 million, associated primarily with the increase in revenues, which was partially offset by the AMPTC recognized.

Gross profit as a percentage of revenue was 11.1% in the three months ended June 30, 2025, compared to gross loss as a percentage of revenue of 4.1%, in the three months ended June 30, 2024, primarily due to:

•	a decrease in warranty expenses and warranty accruals of approximately 6% associated primarily with a lower cost of materials;

•	lower absolute fixed and other production related costs, which were divided this quarter by significantly higher revenue, resulting in lower gross margin of approximately 6%; and

•
an improvement in the direct cost of revenue of approximately 4% associated primarily with the increase of US made products and the AMPTC recognized, which was offset by an increase in costs due to the manufacturing in the U.S, price reductions and a higher portion batteries for PV applications out of our total product mix.

Cost of revenues decreased by $47.7 million, or 9.4%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to:

•	a decrease in warranty expenses and warranty accruals of $31.9 million associated primarily with a lower cost of materials;

•	a decrease in indirect cost of revenues, associated primarily with a decrease in inventory write-downs of $6.0 million; and

•	a decrease in personnel-related costs of $6.0 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics.

Gross profit as a percentage of revenue was 9.8% in the six months ended June 30, 2025 compared to gross loss as a percentage of revenue of 7.9% in the six months ended June 30, 2024 primarily due to:

•	a decrease in warranty expenses and warranty accruals of approximately 7% associated primarily with a lower cost of materials;

•	lower absolute fixed and other production related costs, which were divided this quarter by significantly higher revenue, resulting in lower gross margin of approximately 6%; and

•
an improvement in the direct cost of revenue of approximately 5% associated primarily with the increase of US made products and the AMPTC recognized, offset by an increase in costs due to the manufacturing in the U.S., price reductions and a higher portion batteries for PV applications out of our total product mix.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 11

Operating Expenses:

Research and Development

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Research and development	$53,386	$69,276	$(15,890)	(22.9)%	$115,383	$144,627	$(29,244)	(20.2)%

Research and development costs decreased by $15.9 million or 22.9%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to:

•	a decrease in personnel-related costs of $12.5 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in expenses related to consulting and sub-contracting of $1.2 million; and

•	a decrease in material consumption in an amount of $1.1 million.

Research and development costs decreased by $29.2 million or 20.2%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to:

•	a decrease in personnel-related costs of $19.7 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in material consumption in an amount of $3.3 million;

•	a decrease in depreciation and amortization of $2.5 million; and

•	a decrease in expenses related to consulting and sub-contracting of $1.6 million.

Sales and Marketing

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Sales and marketing	$28,725	$39,978	$(11,253)	(28.1)%	$60,382	$78,889	$(18,507)	(23.5)%

Sales and marketing expenses decreased by $11.3 million, or 28.1%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to:

•	a decrease in personnel-related costs of $8.6 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease of $1.2 million in marketing expenses.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 12

Sales and marketing expenses decreased by $18.5 million, or 23.5%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to:

•	a decrease in personnel-related costs of $14.9 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease of $1.1 million in marketing expenses.

General and Administrative

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
General and administrative	$19,789	$39,008	$(19,219)	(49.3)%	$49,972	$69,873	$(19,901)	(28.5)%

General and administrative expenses decreased by $19.2 million, or 49.3%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to:

•
a net reversal of doubtful debt in the amount of $10.0 million in the three months ended June 30, 2025, compared to an expense of $8.7 million, in the three months ended June 30, 2024, mainly related to collection of doubtful debt; and

•	a decrease in personnel-related costs of $7.5 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics.

These were partially offset by an increase of $8.6 million related to potential legal claims.

General and administrative expenses decreased by $19.9 million, or 28.5%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to:

•
a net reversal of doubtful debt in the amount of $18.1 million in the six months ended June 30, 2025, as compared to an expense of $11.7 million, in the six months ended June 30, 2024, mainly related to collection of doubtful debt; and

•	a decrease in personnel-related costs of $5.6 million resulting from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics;

These were partially offset by:

•	an increase of $8.5 million related to potential legal claims; and

•	an increase of $8.1 million primarily due to a penalty for postponing the commencement of our campus lease agreement.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 13

Other operating expense, net

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Other operating expense, net	$45,724	$951	$44,773	4,708.0%	$42,149	$3,342	$38,807	1,161.2%

Other operating expenses, net, increased by $44.8 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to:

•	an increase of $36.7 million related to impairment of held for sale asset; and

•	an increase of $18.0 million related to the sale of the PV tracker business line.

These were partially offset by a gain in the three months ended June 30, 2025 of $10.0 million from sale of property, plant, and equipment compared to a loss of $1.4 million in the three months ended June 30, 2024.

Other operating expenses, net, increased by $38.8 million, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to:

•	an increase of $36.7 million related to impairment of held for sale asset; and

•	an increase of $18.0 million related to the sale of the PV tracker business.

These were partially offset by:

•	an increase of $3.1 million in income related to lower than expected discontinuation charges; and

•	a gain in the six months ended June 30, 2025 of $9.8 million from sale of property, plant, and equipment compared to a loss of $2.5 million in the six months ended June 30, 2024.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 14

Financial income (expense), net

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Financial income (expense), net	$(7,323)	$(865)	$(6,458)	746.6%	$2,745	$(7,929)	$10,674	(134.6)%

Financial expense, net increased by $6.5 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to:

•
$4.3 million expenses in the six months ended June 30, 2025 compared to income of $4.5 million as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar;

•	a decrease of $3.1 million in interest income related to our marketable securities investments; and

•	an increase of $1.9 million in interest expenses related to our Notes 2029.

These were partially offset by  a decrease  of $9.2 million due to credit loss related to loans receivable.

Financial income, net was $2.7 million in the six months ended June 30, 2025, compared to financial expenses, net in the amount of $7.9 million in the six months ended June 30, 2024, primarily due to:

•
$4.4 million income in the six months ended June 30, 2025 compared to expenses of $4.3 million in the six months ended June 30, 2024, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar; and

•	a decrease of $12.6 million in credit loss expenses related to loans receivable,

These were partially offset by:

•	a decrease of $6.4 million in interest income related to our marketable securities investments; and

•	an increase of $3.9 million in interest expenses primarily related to our Notes 2029.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 15

Other income

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Other income	$4,017	$18,551	$(14,534)	(78.3)%	$4,165	$18,551	$(14,386)	(77.5)%

Other income decreased by $14.5 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to:

•	a decrease of $15.5 million in gain from the repurchase of the 2025 Notes recognized in prior year; and

•	a decrease of $2.0 million in realized gain from marketable securities;

These were partially offset by $4.0 million income from sale of investment in a privately held company.

Other income decreased by $14.4 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to:

•	a decrease of $15.5 million in gain from the repurchase of the 2025 Notes recognized in prior year;

•	an increase of $2.0 million in realized gain from marketable securities; and

These were partially offset by $4.0 million income from sale of investment in privately held company.

Tax benefits (income taxes)

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Tax benefits (income taxes)	$(5,657)	$12,245	$(17,902)	(146.2)%	$(11,383)	$35,999	$(47,382)	(131.6)%

Income taxes were $5.7 million in the three months ended June 30, 2025, compared to tax benefits in the amount of $12.2 million  in the three months ended June 30, 2024, primarily due to an increase in our provision for uncertain tax positions and a valuation allowance of the deferred tax assets on our current losses and capital losses, which we do not expect to be able to benefit from it in the foreseeable future.

Income taxes were $11.4 million in the six months ended June 30, 2025, compared to tax benefits in the amount of $36.0 million in the six months ended June 30, 2024, primarily due to an increase in our provision for uncertain tax positions, a valuation allowance of the deferred tax assets on our current losses and capital losses, which we do not expect to be able to benefit from in the foreseeable future, withholding taxes paid on certain intra-group interest payments and additional tax payable as a result of a settlement with the Israeli Tax Authority for tax years 2016-2018.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 16

Net loss from equity method investments

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Net loss from equity method investments	$(288)	$(567)	$279	(49.2)%	$(575)	$(863)	$288	(33.4)%

Net loss from equity method investments decreased by $0.3 million, or 49.2% in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Net loss from equity method investments decreased by $0.3 million, or 33.4% in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net loss

	Three months ended June 30, 2025 to 2024				Six months ended June 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Net loss	$(124,744)	$(130,818)	$6,074	(4.6)%	$(223,267)	$(288,129)	$64,862	(22.5)%

As a result of the factors discussed above, net loss in the three months ended June 30, 2025 and June 30, 2024 was $124.7 million and $130.8 million, respectively.

As a result of the factors discussed above, net loss in the six months ended June 30, 2025 and June 30, 2024 was $223.3 million and $288.1 million respectively.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 17

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net cash provided by (used in) operating activities	$(7,799)	$(44,772)	$26,024	$(261,791)
Net cash provided by investing activities	68,590	94,216	136,187	243,224
Net cash provided by (used in) financing activities	(373)	303	(6,610)	(50,684)
Increase (decrease) in cash and cash equivalents	$60,418	$49,747	$155,601	$(69,251)

As of June 30, 2025, our cash and cash equivalents were $545.2 million. This amount does not include $235.9 million invested in available-for-sale marketable securities, $27.3 million in restricted cash, and $3.5 million invested in deposits and restricted deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments, and the repayment of our Notes 2025. As of June 30, 2025, we have open commitments for capital expenditures in an amount of approximately $18.5 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $349.1 million, related to raw materials and commitments for the future manufacturing of our products.

Beginning in the fourth quarter of 2024, we started to sell AMPTCs. We plan to pursue additional tax credit sales in the future.

We believe our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt.

Operating Activities

Operating cash flows consist primarily of net loss, adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $26.0 million in the six months ended June 30, 2025 compared to cash used in operating activities of $261.8 million in the six months ended June 30, 2024, attributed to a decrease in net loss adjusted for certain non-cash items generated in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as well as  lower operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities decreased by $107.0 million in the  six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a decrease of $240.0 million in proceeds provided by sales and maturities of available-for-sale marketable securities, and an increase of $17.4 million in purchases of available-for-sale debt investments; these were partially offset by a decrease of $37.5 million in disbursements of loans made by the Company, a decrease of $37.2 million in purchase of property plant and equipment, an increase of $25.9 million in proceeds from loans receivables, a decrease of $25.5 million in the purchase of privately-held companies, a decrease of $10.4 million in cash used for a business combination, a decrease of $10.0 million in purchase of intangible assets, and an increase of $9.3 million in sale of property plant and equipment.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 18

Financing Activities

Financing cash flows consisted primarily of repurchases of our common stock under the share repurchase program, which expired on December 31, 2024, the issuance and partial repurchase of convertible senior notes, and our employee equity incentive plans. Cash used in financing activities in the six months ended June 30, 2025 decreased by $44.1 million compared to the six months ended June 30, 2024, primarily due to a decrease of $262.8 million in cash used for the repurchase of our Notes 2025, a decrease of $50.0 million in cash used in share repurchases, and a decrease of $25.2 million in cash used to purchase the capped call transactions, these were partially offset by a decrease of $293.6 million in cash provided by the issuance of the Notes 2029.

Share Repurchases

On November 1, 2023, we announced the approval by the Board of Directors of a share repurchase program which authorized the repurchase of up to $300 million of the Company’s common stock. Under the share repurchase program, repurchases could be made using a variety of methods, which may have included open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan or other means, including through 10b5-1 trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the share repurchase program were determined by the Company in its discretion and depended on a variety of factors, including legal requirements, price and economic and market conditions. The program did not obligate the Company to acquire any amount of common stock, it could have been suspended, extended, modified, discontinued or terminated at any time at the Company’s discretion without prior notice, and expired on December 31, 2024. The Company repurchased 753,364 shares under the program.

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

In March 2025 the Company repurchased $5.2 million principal amount of its Notes 2025. The Company recorded a net gain of $146 thousands under other income, from this repurchase.

After such repurchases, an aggregate of $342.2 million principal amount of the Notes 2025 remained outstanding. The Notes 2025 mature on September 15, 2025, and we expect that the holders will not convert prior to maturity. We intend to repay the principal amount of the Notes 2025 from cash on hand.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the six months ended June 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as mentioned in Note 1, “General” (if any).

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 19

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

Foreign Currency Exchange Risk

Approximately 34.1% and 48.3% of our revenues for the six months ended June 30, 2025, and June 30, 2024, respectively, were earned in non-U.S. dollar denominated currencies other than the U.S. dollar, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $11.4 million for the six months ended June 30, 2025. A hypothetical 10% change in foreign currency exchange rates between NIS and the U.S. dollar would increase or decrease our net income by $19.8 million for the six months ended June 30, 2025.

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

In addition, from time to time we enter into derivative financial instruments to hedge the Company’s exposure to currencies other than the U.S. dollar, mainly forward contracts to sell Euro for U.S. dollars. These derivative instruments are not designated as cash flow hedges.

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2025, one major customer accounted for approximately 25.3% of our consolidated trade receivables, net balance. As of June 30, 2024, two major customers jointly accounted for approximately 25.3% of our consolidated trade receivables, net balance. For the three months ended June 30, 2025, three major customers accounted for approximately 44.6% of our total revenues. For the three months ended June 30, 2024, one major customer accounted for approximately 11.3% of our total revenues. For the six months ended June 30, 2025 two major customers accounted for approximately 24.0% of our total revenues. For the six months ended June 30, 2024 no single major customer contributed more than 10% of our total revenues.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 20

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of June 30, 2025, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new ERP system during the fiscal quarter ended June 30, 2025. We are performing our post-implementation activities. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Except for the implementation of the new ERP system as described in this paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 21

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth below and the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.

Changes in tax law, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act and the One Big Beautiful Bill Act could reduce demand for our products, eliminate tax credits available to us and to our customers,  harm our business and otherwise adversely impact our results of operations.

National, state and local government bodies in many countries, including the United States, have provided incentives in the form of rebates, tax credits, tax incentives and others to manufacturers, system owners, distributors and installers of solar PV systems and battery energy storage systems.

In August 2022, the IRA was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits for solar energy, that are significant to the Company and its U.S. based customers. On July 4, 2025, the OBBB was enacted into law, introducing amendments to clean energy tax credits contained in the IRA. The OBBB accelerates the phase-out timeline for certain credits and imposes new eligibility criteria.

The Company has invested significant  resources in establishing our manufacturing presence in the U.S. to benefit from the incentives available under the IRA, including incentives and tax credits available to us for manufacturing in the U.S. and credits and incentives available to certain of our US customers. The Company established manufacturing capabilities in the U.S. in 2023 and further expanded such capabilities in 2024 and 2025. Moreover, we incorporate into our planning and agreements with our customers and suppliers certain assumptions regarding U.S. tax incentives. Material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition.

Section 45X of the Code, as enacted by the IRA, offers Advanced Manufacturing Production Tax Credits (“AMPTC”s) that incentivize the manufacturing of eligible components within the U.S. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. The OBBB does not shorten the term of such Section 45X credits.

Among other changes, the OBBB shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, available to the Company’s customers, who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. The OBBB also includes a 12-month window in which such customers can begin construction, giving them four years to complete their projects. Projects begun after twelve months from enactment of the OBBB must be placed in service by December 31, 2027, to receive the credit. The OBBB also amends the domestic content bonus credit rules for Section 48E projects: Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%, and the threshold thereafter increases on an annual basis until 2029. The OBBB eliminates the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 22

The OBBB has also introduced new Foreign Entity of Concern (“FEOC”) requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions will require threshold percentages of non-FEOC material that increase over time, beginning in 2026. On July 7, 2025, the President issued an Executive Order titled “Ending Market Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources.” This directive instructs the U.S. Department of the Treasury to issue revised guidance within 45 days. There are multiple areas of the OBBB that require the U.S. Treasury Department to provide guidance, and such guidance may impact beginning of  construction requirements applicable to our customers or create challenges for the Company or its customers to meet the FEOC requirements. If we are unable to meet the requirements this may adversely affect our  revenue, our or our customers eligibility to obtain  certain tax credits, the overall demand for our products, our results of operations and cash flows.

Any unfavorable regulatory treatment, or guidance, expiration of or changes to the benefits made available, which we relied upon in structuring certain projects and investments, or any adverse impacts on our ability to ramp up production in the U.S. in a timely manner to benefit from the incentives available under the IRA and the OBBB, could adversely impact our business and financial condition.

Changes in the global trade environment, including the United States trade environment, such as the increase or  imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

The United States has recently imposed significant new tariffs on nearly all products and components imported into the United States and could propose additional tariffs or increases to those already in place.  We have relocated our contract manufacturing to the United States, where we manufacture the vast bulk of our products. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. However, certain components and subcomponents necessary for our products are currently required to be imported from outside the U.S. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, retaliatory tariffs may be imposed on products exported from the United States to other countries in which we sell our products. Due to broad uncertainty regarding the breadth, timing and extent of any regulatory changes related to trade, in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, ability to compete, and the results of operations.

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

Furthermore, if the price of solar power systems in the United States increases, as well as the cost of manufacturing our products in the United States, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs could negatively affect key partners, suppliers and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions the U.S. and other governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 23

ITEM 6.  Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference

10.1†	Employment Agreement, dated January 1, 2025 between SolarEdge Technologies, Ltd. and Daniel Huber	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,   (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL	Included in Exhibit 101

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 7, 2025

/s/ Shuki Nir
Shuki Nir
Chief Executive Officer (Principal Executive Officer)

Date:  August 7, 2025

/s/ Asaf Alperovitz
Asaf Alperovitz
Chief Financial Officer (Principal Financial Officer)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 25