Form 10-Q
period 2025-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2025-11-06
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐     No ☒

      As of November 1, 2025, there were 59,800,051 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$439,515	$274,611
Restricted cash	47,481	135,328
Marketable securities	59,064	311,279
Trade receivables, net of allowances of $20,840 and $43,038, respectively	286,258	160,423
Inventories, net	530,799	645,897
Prepaid expenses and other current assets	404,399	523,027
Total current assets	1,767,516	2,050,565
LONG-TERM ASSETS:
Marketable securities	-	42,597
Property, plant and equipment, net	318,230	343,438
Operating lease right-of-use assets, net	41,937	41,393
Intangible assets, net	7,754	9,666
Goodwill	50,520	48,380
Loan receivables, net	-	45,678
Other long-term assets	46,353	64,736
Total long-term assets	464,794	595,888
Total assets	$2,232,310	$2,646,453

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 1

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	September 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$283,505	$107,543
Employees and payroll accruals	70,829	76,292
Warranty obligations	111,738	140,249
Deferred revenues and customers advances	45,873	140,870
Accrued expenses and other current liabilities	262,842	246,078
Convertible senior notes, net	-	346,305
Total current liabilities	774,787	1,057,337
LONG-TERM LIABILITIES:
Convertible senior notes, net	331,169	330,006
Warranty obligations	283,106	292,116
Deferred revenues	277,131	231,049
Finance lease liabilities	40,959	39,159
Operating lease liabilities	29,961	30,018
Other long-term liabilities	15,437	8,426
Total long-term liabilities	977,763	930,774
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 59,800,052 shares as of September 30, 2025 and 58,780,490 shares as of December 31, 2024; outstanding: 59,559,546 shares as of September 30, 2025 and 58,027,126 shares as of December 31, 2024.	6	6
Additional paid-in capital	1,861,340	1,813,198
Treasury stock, at cost; 240,506 and 753,364 stocks held as of September 30, 2025 and December 31, 2024, respectively	(16,024)	(50,194)
Accumulated other comprehensive loss	(64,044)	(76,477)
Accumulated deficit	(1,301,518)	(1,028,191)
Total stockholders’ equity	479,760	658,342
Total liabilities and stockholders’ equity	$2,232,310	$2,646,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 2

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$340,177	$235,435	$849,086	$705,239
Cost of revenues	268,034	963,229	727,276	1,470,189
Gross profit (loss)	72,143	(727,794)	121,810	(764,950)
Operating expenses:
Research and development	54,146	70,372	169,529	214,999
Sales and marketing	26,911	37,427	87,293	116,316
General and administrative	26,574	41,212	76,546	111,085
Other operating expense (income), net	(338)	233,929	41,811	237,271
Total operating expenses	107,293	382,940	375,179	679,671
Operating loss	(35,150)	(1,110,734)	(253,369)	(1,444,621)
Financial income (expense), net	3,040	5,558	5,785	(2,371)
Other income (expense), net	(15,011)	(3,928)	(10,846)	14,623
Loss before income taxes	(47,121)	(1,109,104)	(258,430)	(1,432,369)
Income taxes	(2,563)	(121,108)	(13,946)	(85,109)
Net loss from equity method investments	(376)	(577)	(951)	(1,440)
Net loss	$(50,060)	$(1,230,789)	$(273,327)	$(1,518,918)
Net basic and diluted loss per share of common stock	$(0.84)	$(21.58)	$(4.66)	$(26.67)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	59,278,269	57,029,983	58,659,959	56,952,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 3

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(50,060)	$(1,230,789)	$(273,327)	$(1,518,918)
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	52	2,975	644	4,470
Cash flow hedges	(2,597)	563	1,512	(2,970)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	(134)	13,555	694	(7,408)
Foreign currency translation adjustments	(3,497)	3,604	9,583	(4,460)
Total other comprehensive income (loss), net of tax:	(6,176)	20,697	12,433	(10,368)
Comprehensive loss	$(56,236)	$(1,210,092)	$(260,894)	$(1,529,286)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 4

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total
	Number	Amount
Balance as of January 1, 2025	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	263,327	*-	10	-	-	-	10
Stock based compensation	-	-	32,511	-	-	-	32,511
Other comprehensive gain adjustments	-	-	-	-	1,873	-	1,873
Net loss	-	-	-	-	-	(98,523)	(98,523)
Balance as of March 31, 2025	58,290,453	$6	$1,845,719	$(50,194)	$(74,604)	$(1,126,714)	$594,213
Issuance of common stock upon exercise of stock-based awards	330,739	*-	*-	-	-	-	*-
Issuance of common stock under employee stock purchase plan (512,858 shares transferred from treasury stock)	512,858	*-	(27,243)	34,170	-	-	6,927
Stock based compensation	-	-	20,087	-	-	-	20,087
Other comprehensive gain adjustments	-	-	-	-	16,736	-	16,736
Net loss	-	-	-	-	-	(124,744)	(124,744)
Balance as of June 30, 2025	59,134,050	$6	$1,838,563	$(16,024)	$(57,868)	$(1,251,458)	$513,219
Issuance of common stock upon exercise of stock-based awards	425,496	*-	210	-	-	-	210
Stock based compensation	-	-	22,567	-	-	-	22,567
Other comprehensive loss adjustments	-	-	-	-	(6,176)	-	(6,176)
Net loss	-	-	-	-	-	(50,060)	(50,060)
Balance as of September 30, 2025	59,559,546	$6	$1,861,340	$(16,024)	$(64,044)	$(1,301,518)	$479,760

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 5

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total
	Number	Amount
Balance as of January 1, 2024	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	175,254	*-	13	-	-	-	13
Stock based compensation	-	-	38,888	-	-	-	38,888
Repurchase of common stock	(505,896)	*-	-	(33,222)	-	-	(33,222)
Other comprehensive loss adjustments	-	-	-	-	(19,726)	-	(19,726)
Net loss	-	-	-	-	-	(157,311)	(157,311)
Balance as of March 31, 2024	56,792,795	$6	$1,719,523	$(33,222)	$(66,611)	$620,855	$2,240,551
Issuance of common stock upon exercise of stock-based awards	161,549	*-	13	-	-	-	13
Issuance of common stock under employee stock purchase plan	245,146	*-	10,208	-	-	-	10,208
Stock based compensation	-	-	39,897	-	-	-	39,897
Repurchase of common stock	(247,468)	*-	-	(17,093)	-	-	(17,093)
Capped call transactions related to Notes 2029	-	-	(25,230)	-	-	-	(25,230)
Other comprehensive loss adjustments	-	-	-	-	(11,339)	-	(11,339)
Net loss	-	-	-	-	-	(130,818)	(130,818)
Balance as of June 30, 2024	56,952,022	$6	$1,744,411	$(50,315)	$(77,950)	$490,037	$2,106,189
Issuance of common stock upon exercise of stock-based awards	230,050	*-	42	-	-	-	42
Stock based compensation	-	-	37,871	-	-	-	37,871
Capped call transactions related to Notes 2029	-	-	(3,112)	-	-	-	(3,112)
Other comprehensive gain adjustments	-	-	-	-	20,697	-	20,697
Net loss	-	-	-	-	-	(1,230,789)	(1,230,789)
Balance as of September 30, 2024	57,182,072	$6	$1,779,212	$(50,315)	$(57,253)	$(740,752)	$930,898

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 6

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(273,327)	$(1,518,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,430	47,215
Loss on impairment and disposal of property, plant and equipment	2,665	206,620
Provision to write down inventories to net realizable value	12,533	638,966
Impairment of asset held-for-sale	36,277	-
Impairment of goodwill and intangible assets	-	24,725
Impairment of privately-held companies	15,057	5,000
Stock-based compensation expenses	72,572	112,818
Loss from business disposition	17,875	-
Deferred income taxes, net	(976)	79,831
Gain from repurchasing of convertible notes	-	(15,455)
Loss from exchange rate fluctuations	2,874	8,243
Loss (gain) from sale of property, plant and equipment	(10,075)	1,838
Other items	(1,408)	3,461
Changes in assets and liabilities:
Trade receivables, net	(124,459)	379,214
Inventories, net	117,875	15,858
Prepaid expenses and other assets	58,655	74,108
Operating lease right-of-use assets, net	8,185	12,286
Trade payables	175,906	(385,342)
Warranty obligations	(37,316)	(39,294)
Deferred revenues and customers advances	(46,597)	1,253
Operating lease liabilities	(10,051)	(11,881)
Accrued expenses and other liabilities	11,937	8,330
Net cash provided by (used in) operating activities	51,632	(351,124)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(454,635)	(200,919)
Proceeds from maturities of available-for-sale marketable securities	682,866	632,866
Proceeds from sales of available-for-sale marketable securities	76,288	70,642
Purchase of property, plant and equipment	(14,174)	(95,905)
Business combinations, net of cash acquired	-	(10,417)
Proceeds from sale of investment in privately-held company	4,000	-
Business dispositions, net of cash sold	(7,322)	(2,598)
Proceeds from sale of property, plant and equipment	38,026	1,733
Repayment related to governmental grant	(6,643)	-
Purchase of intangible assets	-	(10,000)
Disbursements for loans receivables	-	(37,500)
Investment in privately-held companies	(300)	(25,742)
Proceeds from loan receivables	50,743	27,092
Other investing activities	2,932	(5,029)
Net cash provided by investing activities	$371,781	$344,223

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 7

SOLAREDGE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Repurchase of common stock	$-	$(50,315)
Proceeds from issuance of Notes 2029, net of issuance costs	-	329,214
Capped call transactions related to Notes 2029	-	(28,342)
Payment for settlement of convertible notes	(342,250)	-
Repurchase of convertible debt	(5,093)	(267,900)
Other financing activities	(2,194)	(2,530)
Net cash used in financing activities	(349,537)	(19,873)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,181	(7,790)

Increase (decrease) in cash, cash equivalents and restricted cash	77,057	(34,564)
Cash, cash equivalents and restricted cash, beginning of period	409,939	338,468
Cash, cash equivalents and restricted cash, end of period	$486,996	$303,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$439,515	$303,904
Restricted cash	47,481	-
Cash, cash equivalents and restricted cash, end of period	$486,996	$303,904

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F- 8

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

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, directly to large solar installers and engineering, procurement, and construction firms. The Company has expanded its activity to other areas of smart energy technology both organically and through acquisitions.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

Balance as of January 1, 2025	$43,038
Increase in provision for expected credit losses	8,671
Recoveries collected	(23,445)
Amounts written off charged against the allowance	(9,363)
Foreign currency translation	1,939
Balance as of September 30, 2025	$20,840

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

As of September 30, 2025 two contract manufacturers jointly accounted for 48.1% of the Company’s total trade payables.

As of December 31, 2024, two contract manufacturers jointly accounted for 43.4% of the Company’s total trade payables.

The Company's own manufacturing facility, Sella 1, located in the North of Israel, is also used in the Company's ongoing operations.

       f.      Investment in privately-held companies:

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

All gains and losses, whether due to an impairment or revaluation, on investments in privately-held companies, realized and unrealized, are recognized in other income (expense), net.

During the three and nine months ended September 30, 2025, the Company determined that an other-than-temporary impairment had occurred in its investment in Ampeers Energy GmbH ("Ampeers"). Accordingly, the Company reduced the carrying amount of its investment to its estimated fair value and recognized an impairment loss of $15,057.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): “Disaggregation of Income (loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company's consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact from ASU 2024-03 on its consolidated financial statements disclosures.

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

In September 2025, the FASB issued ASU 2025-06, “Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 permits an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact from ASU 2025-06 on its consolidated financial statements.

h.	Revision to previously issued financial statements:

Subsequent to filing Form 10-Q for the third quarter of 2024, the Company identified an immaterial error related to an amended agreement with a customer, which was signed on December 21, 2024, resulting in an overstatement of loans receivables and revenues as of and for the three and nine months ended September 30, 2024.

The Company has adjusted the relevant previously reported financial information for such immaterial revision, for the three and nine months ended September 30, 2024, as applicable.

The following table provides a summary of the revisions made to the Company’s condensed consolidated statements of loss, for the periods presented:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenues	$260,903	$(25,468)	$235,435	$730,707	$(25,468)	$705,239
Gross loss	$(702,326)	$(25,468)	$(727,794)	$(739,482)	$(25,468)	$(764,950)
Operating loss	$(1,085,266)	$(25,468)	$(1,110,734)	$(1,419,153)	$(25,468)	$(1,444,621)
Net loss	$(1,205,321)	$(25,468)	$(1,230,789)	$(1,493,450)	$(25,468)	$(1,518,918)
EPS	$(21.13)	$(0.45)	$(21.58)	$(26.22)	$(0.45)	$(26.67)

The following table provides a summary of the revisions made to the Company’s condensed consolidated statements of cash flows for the period presented:

	Nine Months Ended September 30, 2024
	As reported	Adjustment	As revised
Cash flows provided by operating activities:
Net loss	$(1,493,450)	$(25,468)	$(1,518,918)
Net cash used in operating activities	$(325,656)	$(25,468)	$(351,124)
Net cash provided by investing activities	$318,755	$25,468	$344,223

The following table provides a summary of the revisions made to the Company’s condensed consolidated statements of stockholders' equity for the period presented:

	As of September 30, 2024
	As reported	Adjustment	As revised
Accumulated deficit	$(715,284)	$(25,468)	$(740,752)
Total stockholders’ equity	$956,366	$(25,468)	$930,898

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 11

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of September 30, 2025:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$46,582	$264	$(6)	$46,840
U.S. Treasury securities	9,247	-	(5)	9,242
U.S. Government agency securities	2,971	11	-	2,982
Total	$58,800	$275	$(11)	$59,064

The following is a summary of available-for-sale marketable securities as of December 31, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$290,570	$97	$(811)	$289,856
U.S. Treasury securities	12,596	-	(2)	12,594
U.S. Government agency securities	8,810	19	-	8,829
	311,976	116	(813)	311,279
Matures after one year:
Corporate bonds	36,006	252	(17)	36,241
U.S. Government agency securities	6,309	47	-	6,356
	42,315	299	(17)	42,597
Total	$354,291	$415	$(830)	$353,876

Proceeds from the sale of available-for-sale marketable securities, during the three and nine months ended September 30, 2025, was $76,288, which did not lead to realized gains or losses.

Proceeds from sales of available-for-sale marketable securities, during the three and nine months ended September 30, 2024, were $18,724 and $70,642, which led to realized gains of $777 and $2,747, respectively.

As of September 30, 2025, and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 12

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	September 30, 2025	December 31, 2024
Raw materials	$280,349	$209,259
Work in process	-	3,113
Finished goods	250,450	433,525
Total inventories, net	$530,799	$645,897

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2025	December 31, 2024
Vendor non-trade receivables[1]	$93,337	$198,211
Government authorities[2]	258,093	213,290
Prepayments	36,770	25,291
Asset held for sale	-	60,500
Other	16,199	25,735
Total prepaid expenses and other current assets	$404,399	$523,027

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 13

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 5:       OTHER LONG TERM ASSETS

	September 30, 2025	December 31, 2024
Cloud computing arrangements	$38,764	$29,366
Investments in privately held companies	6,375	20,976
Severance pay fund	-	9,185
Prepaid expenses and other	1,214	5,209
Total other long term assets	$46,353	$64,736

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 14

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 6:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the nine months ended September 30, 2025, the Company instituted a foreign currency cash flow hedging program to reduce the risk of a forecasted increase in the value of foreign currency cash flows, resulting from payment of salaries in Israeli currency, the New Israeli Shekels (“NIS”). The Company hedges portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges.

As of September 30, 2025, the Company entered into forward contracts as well as put and call options to sell U.S. dollars (“USD”) in the amounts of NIS 24 million and NIS 138 million, respectively.

In addition to the above-mentioned cash flow hedge transactions, the Company occasionally enters into derivative instrument arrangements to hedge the Company’s exposure to currencies other than USD. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses, resulting from fair value remeasurement, were recorded immediately in the condensed consolidated statement of loss, under “Financial income (expense), net”.

As of September 30, 2025, the Company entered into forward contracts and put and call options to sell Euro (“EUR”) in the amounts of USD 30 million and USD 10 million, respectively.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	September 30, 2025	December 31, 2024
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$2,774	$1,262
Non-designated hedges	Prepaid expenses and other current assets	19	-
Total derivative assets		$2,793	$1,262
Derivative liabilities of options and forward contracts:
Non-designated hedges	Accrued expenses and other current liabilities	$(1,106)	$-

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Affected line item	2025	2024	2025	2024
Foreign exchange contracts
Non Designated Hedging Instruments	Condensed Consolidated Statements of Loss - Financial income (expense), net	$564	$-	$(3,621)	$802
Designated Hedging Instruments	Condensed Consolidated Statements of Comprehensive Loss - Cash flow hedges	$571	$1,131	$6,869	$(1,426)

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

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2025, and December 31, 2024, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash	Level 1	$417,229	$239,020
Money market mutual funds	Level 1	$21,070	$21,075
Deposits	Level 1	$1,216	$14,516
Restricted cash	Level 1	$47,481	$135,328
Derivative instruments	Level 2	$2,793	$1,262
Short-term marketable securities:
Corporate bonds	Level 2	$46,840	$289,856
U.S. Treasury securities	Level 2	$9,242	$12,594
U.S. Government agency securities	Level 2	$2,982	$8,829
Long-term marketable securities:
Corporate bonds	Level 2	$-	$36,241
U.S. Government agency securities	Level 2	$-	$6,356
Liabilities:
Derivative instruments	Level 2	$(1,106)	$-

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 16

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 8:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, at the beginning of the period	$397,564	$490,832	$432,365	$518,244
Accruals for warranty during the period	20,177	15,981	54,271	47,320
Changes in estimates	4,143	6,878	(557)	16,188
Settlements	(27,040)	(34,787)	(91,235)	(102,848)
Balance, at end of the period	394,844	478,904	394,844	478,904
Less current portion	(111,738)	(163,561)	(111,738)	(163,561)
Long term portion	$283,106	$315,343	$283,106	$315,343

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

Changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, at the beginning of the period	$285,905	$251,014	$371,919	$255,443
Revenue recognized	(25,696)	(17,824)	(137,717)	(37,442)
Increase in deferred revenues and customer advances	62,795	20,947	88,802	36,136
Balance, at the end of the period	323,004	254,137	323,004	254,137
Less current portion	(45,873)	(27,367)	(45,873)	(27,367)
Long term portion	$277,131	$226,770	$277,131	$226,770

The following table includes estimated revenues that the Company expects to be recognized in the future, related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025:

2025	$27,141
2026	22,673
2027	13,962
2028	23,848
2029	23,728
Thereafter	211,652
Total deferred revenues	$323,004

NOTE 10:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2025	December 31, 2024
Accrued expenses	$184,758	$166,699
Government authorities	22,364	51,705
Operating lease liabilities	13,717	11,861
Accrual for sales incentives	23,481	11,671
Provision for legal claims	11,648	350
Other	6,874	3,792
Total accrued expenses and other current liabilities	$262,842	$246,078

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 18

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 11:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes, due 2025 (the “Notes 2025”). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 did not bear regular interest and matured on September 15, 2025. The Notes 2025 were general senior unsecured obligations of the Company. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1,000 principal amount of Notes 2025, which was equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. In March 2025 the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146, under other income, net, from the repurchase. The Company settled all of its remaining Notes 2025 on September 15, 2025. As part of the settlement, the Company paid $342,250 in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes 2025. Following the settlement, there were no Notes 2025 outstanding as of September 30, 2025.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 19

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds, from this offering, to repurchase $285,000 principal amount of its Notes 2025. In June 2024, the Company recorded under other income a gain of $15,456 from the repurchase of Notes 2025.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 20

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The convertible senior notes consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Notes 2025
Principal	$-	$347,500
Unamortized issuance costs	-	(1,195)
Net carrying amount Notes 2025	-	346,305
Notes 2029
Principal	337,000	337,000
Unamortized issuance costs	(5,831)	(6,994)
Net carrying amount Notes 2029	331,169	330,006

Total notes carrying amount	$331,169	$676,311

Costs related to the Notes 2025 and the Notes 2029 for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Notes 2025
Debt issuance cost	$383	$1,138	$1,183	$1,874
Notes 2029
Debt issuance cost	$392	$393	$1,163	$400
Contractual interest expense	$1,896	$1,913	$5,687	$1,950

As of September 30, 2025, the unamortized issuance costs of the Notes 2029 will be amortized over the remaining term of approximately 3.8 years.

The annual effective interest rates of the Notes 2029 is 2.75%.

As of September 30, 2025, the estimated fair value of the Notes 2029, which the Company has classified as Level 2 financial instruments, is $460,848. The estimated fair value was determined based on the quoted bid price of the Notes 2029 in an over-the-counter market on the last trading day of the reporting period.

As of September 30, 2025, the if-converted value of the Notes 2029 exceeded the principal amount by $26,316.

NOTE 12:       OTHER LONG TERM LIABILITIES

	September 30, 2025	December 31, 2024
Tax liabilities	$10,331	$-
Accrued severance pay	2,415	6,079
Long term accrued expenses	1,510	-
Other	1,181	2,347
	$15,437	$8,426

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

The Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) became effective upon the consummation of the Company's IPO. The 2015 Plan provides for the grant of options, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of September 30, 2025, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 12,318,881 shares are still available for future grants.

Under its 2015 Plan, the Company granted PSU awards to certain employees and officers which vest upon the achievement of certain market conditions subject to their continued employment with the Company.

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

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of September 30, 2025, an aggregate of 8,699,806 options are still available for future grants under the 2015 Plan.

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2024	283,419	$59.16	3.42	$17
Exercised	(10,400)	21.23	-	25
Forfeited or expired	(81,832)	86.86	-	-
Outstanding as of September 30, 2025	191,187	$49.37	2.58	$1,578
Vested and expected to vest as of September 30, 2025	191,187	$49.37	2.58	$1,578
Exercisable as of September 30, 2025	191,187	$49.37	2.58	$1,578

The intrinsic value is the amount by which the closing price of the Company’s common stock on September 30, 2025, or the price on the day of exercise exceeds the exercise price of the stock options, multiplied by the number of in-the-money options.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 22

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in the RSUs and PSUs and related information is as follows:

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of December 31, 2024	3,395,347	$70.62	334,254	$67.52
Granted	2,234,425	15.64	769,938	6.39
Vested	(1,009,162)	79.56	-	-
Forfeited	(755,078)	67.99	(206,808)	70.67
Unvested as of September 30, 2025	3,865,532	$37.02	897,384	$14.35

c.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of September 30, 2025, a total of 5,125,666 shares were reserved for issuance under this plan.

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

As of September 30, 2025, 2,311,170 shares of common stock have been purchased under the ESPP.

As of September 30, 2025, 2,814,496 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of loss for the three and nine months ended September 30, 2025, and 2024, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expenses:
Cost of revenues	$3,959	$6,038	$12,335	$18,224
Research and development	10,681	17,115	36,448	51,893
Sales and marketing	4,348	6,816	13,432	22,876
General and administrative	2,897	6,672	10,357	19,825
Total stock-based compensation expenses	$21,885	$36,641	$72,572	$112,818

Stock-based compensation capitalized:
Inventory	$300	$722	$1,379	$2,387
Other long-term assets	382	508	1,214	1,451
Total stock-based compensation capitalized	$682	$1,230	$2,593	$3,838

For the three and nine months ended September 30, 2025 and 2024, no amounts of tax benefits were recorded in regard to stock-based compensation.

As of September 30, 2025, there were total unrecognized compensation expenses in the amount of $141,367 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from October 1, 2025, through September 30, 2029.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 23

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 14:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2025, contingent liabilities exist regarding guarantees in the amounts of $43,455, $4,564 and $1,522, for each of securing projects with customers and vendors, office rent lease agreements, and other transactions, respectively.

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

As of September 30, 2025, the Company had non-cancellable purchase obligations totaling approximately $530,674, out of which the Company recorded a provision for loss in the amount of $25,493.

As of September 30, 2025, the Company had contractual obligations for capital expenditures totaling approximately $26,513. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

As of September 30, 2025, the Company recorded an accrual of $11,648 for legal claims which was recorded under accrued expenses and other current liabilities.

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

Plaintiffs filed a motion for class certification on October 17, 2025. Defendants’ deadline to file an opposition to Plaintiffs’ motion is January 16, 2025.

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

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint (the “Blaufarb Complaint”) in the U.S. District Court for the Southern District of New York against the same defendants as those named in the Hirani Complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb Complaint makes largely the same allegations as those in the complaint in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani Complaint, as well as additional counts for abuse of control and gross mismanagement. The Hirani and Blaufarb actions, with the Hirani matter designated as the lead case (together, the “Consolidated Derivative Actions”). On June 20, 2025, the parties agreed that the Consolidated Derivative Actions are stayed through the close of fact discovery in the Consolidated Securities Litigation.

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

On May 22, 2025, Mike Maddox (a purported shareholder) filed a derivative complaint (the “Maddox Complaint”) in the U.S. district Court for the Southern District of New York against the same Defendants as those named in the Consolidated Derivative Actions and in the Isaac matter. The Maddox Complaint makes largely the same allegations as those in the Consolidated Securities Litigation, the Consolidated Derivative Actions, and the Isaac matter.  It also pleads similar counts to those in the Consolidated Derivative Actions and the Isaac matter, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) violation of Section 14(a) of the Exchange Act. The parties agreed to stay the Maddox matter through the close of fact discovery in the Consolidated Securities Litigation. Due to the early stage of these proceedings, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The parties filed a stipulation on July 21, 2025, agreeing to stay the Maddox Complaint through the close of fact discovery in the Consolidated Securities Litigation.

On September 3, 2025, Jerald F. Chauncey, Jr. filed a derivative complaint (the “Chauncey Complaint”) in the court of Chancery in the state of Delaware, against the same Defendants as those named in the Consolidated Derivative Actions and in the Isaac and Maddox matters. The Chauncey Complaint makes largely the same allegations as those in the Consolidated Securities Litigation, the Consolidated Derivative Actions, and the Isaac and Maddox matters. It also pleads similar counts to those in the Consolidated Derivative Actions and the Isaac matter, including (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) waste of corporate assets. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them. On October 7, 2025, the court granted the parties joint motion to stay the Chauncey Complaint through the close of fact discovery in the Consolidated Securities Litigation.

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

On September 15, 2025, Ampt, LLC (“Ampt”) filed a lawsuit in the District of Delaware seeking to enforce an agreement between Ampt and the Company. The Company had invoked a force majeure clause in relation to its performance of the agreement, valued at $54 million over a period of five years, in October 2023. The Company has not yet filed an answer, the case remains in its very preliminary stages, and it is too early to reasonably determine the outcome of the lawsuit. The Company disputes the allegations and intends to vigorously defend against them.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 25

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:       ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$207	$(3,465)	$(385)	$(4,960)
Revaluation	50	4,571	642	8,304
Tax on revaluation	-	(1,017)	-	(1,786)
Other comprehensive income before reclassifications	50	3,554	642	6,518
Reclassification	2	(777)	2	(2,747)
Tax on reclassification	-	198	-	699
Gains reclassified from accumulated other comprehensive income (loss)	2	(579)	2	(2,048)
Net current period other comprehensive income	52	2,975	644	4,470
Ending balance	$259	$(490)	$259	$(490)
Unrealized gains (losses) on cash flow hedges
Beginning balance	$5,371	$407	$1,262	$3,940
Revaluation	1,003	1,286	7,599	(1,620)
Tax on revaluation	(432)	(155)	(730)	194
Other comprehensive losses (gains) before reclassifications	571	1,131	6,869	(1,426)
Reclassification	(3,600)	(646)	(6,087)	(1,755)
Tax on reclassification	432	78	730	211
Gains reclassified from accumulated other comprehensive income (loss)	(3,168)	(568)	(5,357)	(1,544)
Net current period other comprehensive income (loss)	(2,597)	563	1,512	(2,970)
Ending balance	$2,774	$970	$2,774	$970
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(77,886)	$(64,298)	$(78,714)	$(43,335)
Revaluation	(134)	13,555	694	(7,408)
Ending balance	$(78,020)	$(50,743)	$(78,020)	$(50,743)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$14,440	$(10,594)	$1,360	$(2,530)
Revaluation	(3,497)	3,604	9,583	(4,460)
Ending balance	$10,943	$(6,990)	$10,943	$(6,990)
Total	$(64,044)	$(57,253)	$(64,044)	$(57,253)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 26

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassification out of “Accumulated other comprehensive loss”, net of taxes:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Loss
	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale marketable securities
	$(2)	$777	$(2)	$2,747	Financial income (expense), net
	-	(198)	-	(699)	Income taxes
	$(2)	$579	$(2)	$2,048	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges, net
	614	78	1,046	204	Cost of revenues
	1,937	369	3,231	1,031	Research and development
	474	85	791	231	Sales and marketing
	575	114	1,019	289	General and administrative
	$3,600	$646	$6,087	$1,755	Total, before income taxes
	(432)	(78)	(730)	(211)	Income taxes
	3,168	568	5,357	1,544	Total, net of income taxes
Total reclassifications for the period	$3,166	$1,147	$5,355	$3,592

NOTE 16:       OTHER OPERATING EXPENSE (INCOME), NET

The following table presents the expenses (income) recorded in the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment of asset-held for sale	$-	$-	$37,050	$-
Loss from business disposition	-	-	17,982	-
Loss (gain) from sale of property, plant and equipment	156	(644)	(10,075)	1,838
Impairment of intangible assets and goodwill	-	24,725	-	24,725
Impairment and disposal by abandonment of property, plant and equipment	673	204,888	2,665	206,620
Other	(1,167)	4,960	(5,811)	4,088
Total other operating expense (income), net	$(338)	$233,929	$41,811	$237,271

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 27

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:       RESTRUCTURING AND OTHER EXIT ACTIVITIES

On January 21, 2024, the Company announced the adoption of a restructuring plan in response to challenging industry conditions. Under this restructuring plan, the Company reduced its headcount by approximately 900 employees over the first half of 2024 in an involuntary workforce reduction. The adoption of this restructuring plan followed the Company’s previous measures taken to align with current market conditions, including termination of our manufacturing in Mexico and China, and discontinuation of the Company’s light commercial vehicle e-mobility activity. On July 15, 2024, the Company announced additional workforce reductions, resulting in the layoff of 400 employees.

On November 27, 2024, the Company announced the closure of its Energy Storage Division. In connection with the closure, the Company reduced its headcount by approximately 500 employees, primarily in manufacturing positions in South Korea. This closure and associated headcount reduction represented approximately 12% of the Company’s overall employee population, at the time, almost all of whom were dismissed over the first half of 2025 (together with the 2024 workforce reductions, the “Restructuring Plans”). On September 4, 2025, as part of the decision to close its Energy Storage Division, the Company, sold its last battery cell manufacturing facility in South Korea. The Company has determined that the discontinuation of its Energy Storage activity does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

Restructuring and other exit charges for the three months ended September 30, 2025 and September 30, 2024, by type of cost were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Employee termination costs	Contract termination and other	Total	Employee termination costs	Contract termination and other	Total
Cost of revenues	$(4)	$(14,566)	$(14,570)	$884	$326	$1,210
Research and development	(26)	-	(26)	648	-	648
Sales and marketing	114	-	114	468	-	468
General and administrative	133	-	133	172	-	172
Total	$217	$(14,566)	$(14,349)	$2,172	$326	$2,498

Restructuring and other exit charges for the nine months ended September 30, 2025, and September 30, 2024, by type of cost were as follows:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Employee termination costs	Contract termination and other	Total	Employee termination costs	Contract termination and other	Total
Cost of revenues	$470	$(14,433)	$(13,963)	$1,738	$8,622	$10,360
Research and development	1,214	-	1,214	3,561	248	3,809
Sales and marketing	982	-	982	1,109	-	1,109
General and administrative	1,710	-	1,710	514	118	632
Other operating expenses	-	(3,137)	(3,137)	-	-	-
Total	$4,376	$(17,570)	$(13,194)	$6,922	$8,988	$15,910

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 28

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Contract termination and other
Balance as of December 31, 2024	$1,073	$23,933
Charges	4,376	(16,473)
Cash payments	(5,449)	(6,315)
Non-cash utilization and other	-	(1,145)
Balance as of September 30, 2025	$-	$-

NOTE 18:       INCOME TAXES

For the three months ended September 30, 2025, the Company reported income taxes at an effective tax rate of negative 5.4% including discrete items, compared to the three months ended September 30, 2024, where the Company reported income taxes at an effective tax rate of negative 10.9%.

For the nine months ended September 30, 2025, the Company reported income taxes at an effective tax rate of negative 5.4% including discrete items, compared to the nine months ended September 30, 2024, where the Company reported income taxes at an effective tax rate of negative 5.9%.

The negative effective tax rate in the three and nine months ended September 30, 2025 resulted primarily from the valuation allowance on current losses and capital losses, coupled with profits in certain jurisdictions and an increase in the provision for uncertain tax positions. The effective tax rate in the corresponding periods in 2024 was mainly caused by the valuation allowance the Company booked on its losses and deferred tax assets to date, impairments and disposals.

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

In July 2025, the One Big Beautiful Bill Act, or H.R.1 was enacted into law modifying clean energy tax credits contained in the Inflation Reduction Act ("IRA") and imposing new eligibility criteria related thereto. The Company does not expect the H.R.1 to have a material effect on its financial position or results of operations. The Company will continue to monitor regulatory guidance and developments and will update its analysis as necessary.

On October 1, 2025, the Governor of California signed Senate Bill 302 (“SB 302”) into law. SB 302 provides a gross income exclusion for taxpayers that either elect to receive direct payments from the Internal Revenue Service or receive payment from transfer of certain federal tax credits beginning tax years on or after January 1, 2026, and before January 1, 2031. The Company is currently evaluating the impact of SB 302 will have on its results of operations in future years.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 29

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19:       LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted EPS:
Numerator:
Net loss	$(50,060)	$(1,230,789)	$(273,327)	$(1,518,918)
Denominator:
Shares used in computing net loss per share of common stock, basic and diluted	59,278,269	57,029,983	58,659,959	56,952,656
Loss per share:
Basic and Diluted	$(0.84)	$(21.58)	$(4.66)	$(26.67)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based awards	1,154,437	2,552,867	1,698,622	2,055,632
Notes 2025	1,031,132	-	1,170,898	1,510,363
Notes 2029[1]	9,819,347	984,342	9,819,347	392,152
Total shares excluded	12,004,916	3,537,209	12,688,867	3,958,147

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | F - 30

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20:       SEGMENT INFORMATION

Following the sale of Automation Machines and the discontinuation of the Company's Energy Storage activity, in 2024, the Company now operates as one operating segment that constitutes consolidated results. The Company recast its comparative numbers to conform to current period presentation.

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

The following tables present information on reportable loss for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$340,177	$235,435	$849,086	$705,239
Less:
Direct costs of goods	183,007	172,735	487,875	417,095
Salaries[1]	102,547	127,643	328,657	392,290
Inventory costs	(10,117)	656,495	(10,007)	666,246
Shipment and logistics	14,103	23,505	29,983	64,497
Warranty	25,309	33,192	36,684	76,454
Depreciation and amortization	13,849	13,529	42,980	39,111
Directly related overhead costs	15,975	13,248	42,608	40,797
Other[2]	45,665	309,750	154,521	438,747
Financial (income) expense, net	(3,040)	(5,558)	(5,785)	2,371
Income taxes	2,563	121,108	13,946	85,109
Net loss from equity method investments	376	577	951	1,440
Net loss	$(50,060)	$(1,230,789)	$(273,327)	$(1,518,918)

1   Including stock-based compensation expenses.

2   Represents indirect costs of goods, consultants and sub-contractors, marketing, bad debt and impairments and dispositions.

The following table presents revenues disaggregated by geographical location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$203,252	$103,224	$520,481	$265,650
Europe	100,463	82,959	218,224	274,433
International markets	36,462	49,252	110,381	165,156
Total revenues	$340,177	$235,435	$849,086	$705,239

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy including solar energy solutions;
•	our ability to forecast demand for our products accurately and to match production to such demand as well as our customers' ability to forecast demand based on inventory levels;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act and the One Big Beautiful Bill Act;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	ability to successfully operate our global operations with a reduced work force;
•	macroeconomic conditions in our domestic and international markets, such as inflation concerns, interest rates and recessionary concerns;
•	changes, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the solar market specifically;
•	competition, including introductions of power optimizer, inverter and solar photovoltaic (“PV”) system monitoring products by our competitors;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	delays, disruptions, and quality control problems in manufacturing;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	changes to net metering policies or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	performance of distributors and large installers in selling our products;

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 3

•	consolidation in the solar industry among our customers and distributors;
•	our ability to effectively manage changes in our organization, expansion into new markets, or discontinuing businesses;
•	our ability to recognize expected benefits from restructuring plans;
•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	our ability to implement our new Enterprise Resource Planning ("ERP") system;
•	the impact of the continued U.S. government shutdown;
•	our ability to integrate acquired businesses;
•
disruption to our business operations due to the evolving state of war in Israel and political conditions related to the war and Israeli government's plans to significantly reduce the Israeli Supreme Court's judicial oversight;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements, including corporate social responsibility and sustainability, requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	federal, state, and local regulations governing the electric utility industry with respect to solar energy;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	volatility of our stock price;
•	our customers’ financial stability, creditworthiness, and debt leverage ratio;
•	our ability to effectively design, launch, market, and sell new generations of our products and services;
•	our ability to retain, and events affecting, our major customers;
•	natural disasters, public health events and other disruptions;
•	impairment of our goodwill or other long-lived and intangible assets;
•	our liquidity and ability to service our debt; and

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

Overview

We develop, manufacture and sell products in a solar segment that addresses a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, home energy management, grid services and virtual power plants. In prior years, we also had product offerings for the e-mobility market, automation machines (“Automation Machines”) and energy storage. In October 2023, we decided to discontinue our light commercial vehicle (“LCV”), e-Mobility activity. In October 2024, we completed the sale of Automation Machines. Additionally, in November 2024, the Company announced the closure of our Energy Storage Division. On September 4, 2025, as part of the decision to close our Energy Storage Division, we sold our last battery cell manufacturing facility in South Korea. In April 2025, we divested from our PV tracker business, as part of our effort to focus on our core activities.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 4

Following the sale of Automation Machines and the discontinuation of our Energy Storage activity in 2024, the Company now operates as one operating segment, the Solar segment, that constitutes consolidated results.

In light of the Inflation Reduction Act (the “IRA”) legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of product with domestic content, as well as by incentivizing local manufacturing of our products, we manufacture the vast majority of our products in the United States. This includes residential inverters in Texas, optimizers and commercial inverters in Florida, and manufacturing of batteries in Utah. As part of our effort to streamline and centralize, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. We also continue to maintain manufacturing capabilities in Vietnam, with a third-party manufacturer. As of September 30, 2025, we shipped approximately 140.0 million power optimizers, 6.1 million inverters and 418.0 thousand batteries for PV applications. Over 4.4 million installations, many of which may include multiple inverters, are currently connected to, and monitored through, our cloud-based monitoring platform. As of September 30, 2025, we shipped approximately 60.1 GW of our DC optimized inverter systems and approximately 3.0 GWh of our batteries for PV applications.

Our revenues for the three months ended September 30, 2025, and 2024 were $340.2 million and $235.4 million, respectively. Gross profit as a percentage of revenue was 21.2% for the three months ended September 30, 2025, compared to our gross loss as a percentage of revenue of 309.1% for the three months ended September 30, 2024. Net loss for the three months ended September 30, 2025, and 2024 was $50.1 million and $1,230.8 million, respectively.

Our revenues for the nine months ended September 30, 2025, and 2024 were $849.1 million and $705.2 million, respectively. Gross profit as a percentage of revenue was 14.3% for the nine months ended September 30, 2025, compared to our gross loss as a percentage of revenue of 108.5% for the nine months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 and 2024 was $273.3 million and $1,518.9 million respectively.

Global Circumstances Influencing our Business and Operations

Demand for Products

A prolonged softness in demand in the global market for solar products has continued to adversely impact the solar industry. Additionally, uncertainty related to changes in tariffs, trade policies, legislation, and guidance including from H.R.1, may further contribute to market volatility and adversely impact customer demand for our products, pricing and our financial performance. Despite a prolonged softness in demand , we have seen an increase in sales due to more normalized channel inventory in both the United States and in Europe. Additionally, the attachment rate of batteries within solar installations is rising globally, which we believe has led an increase in demand for our batteries.

Impact of the H.R.1 on U.S. Tax Incentives

On July 4, 2025, H.R.1, was enacted into law introducing amendments to the clean energy tax credits contained in the IRA. The IRA provides energy tax credits that are significant to SolarEdge and its U.S. based customers, and material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition. H.R.1 accelerates the phase-out timeline for certain credits and imposes new eligibility criteria.

Section 45X of the Internal Revenue Code (the “Code”), as enacted by the IRA, offers Advanced Manufacturing Production Tax Credits (“AMPTC”s) that incentivize the manufacturing of eligible components within the U.S. H.R.1 does not shorten the term of such Section 45X credits. The Company established manufacturing capabilities in the U.S. in 2023, and further expanded such capabilities in 2024 and 2025. On October 24, 2024, regulations concerning the application of Section 45X were published by the U.S. Treasury Department which contain detailed rules concerning eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and the first nine months of 2025, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 5

Among other changes, H.R.1 shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, used by customers of SolarEdge who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. However, H.R.1 also includes a 12-month period in which such customers can begin construction giving them four years to complete their projects. Projects begun after twelve months from enactment of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 eliminates the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

H.R.1 also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic content threshold, up from 40%, and the threshold thereafter increases on an annual basis until 2029. In addition, H.R.1 introduced new Foreign Entity of Concern (“FEOC”) requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions will require threshold percentages of non FEOC components that increase over time, beginning January 1, 2026. If we are unable to provide components with non-FEOC percentages towards their total requirement, our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, beginning January 1, 2026, in order to receive the 45X credit manufacturers must also reach a required percentage of non-FEOC content in their manufactured components. If the Company is unable to reach that required percentage, it could have adverse impacts on our gross margins.

On August 15, 2025, the U.S. Treasury Department and the IRS released Notice 2025-42, its first set of guidance for H.R.1 related to beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 GW to utilize the 5% safe harbor method, it kept in place the physical work test method for all projects. The U.S. Treasury Department is expected to provide additional guidance on the FEOC requirements included in H.R. 1 that could create challenges for the Company to meet the FEOC requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations and cash flows.

Trade Tariff Uncertainties

The current trade situation is creating uncertainty about what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry, our partners, and our customers. We have relocated our contract manufacturing to the United States, where we manufacture the vast bulk of our products. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. Certain critical subcomponents for our products are still sourced from outside the United States. If not resolved, the escalation in trade tensions or the implementation of broader tariffs, trade restrictions or other retaliatory measures on our products or components or subcomponents originating from countries outside of the United States, could adversely impact our ability to source necessary components or subcomponents, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. In addition, retaliatory measures from other countries on products originating from the United States for export could adversely impact our ability to sell our products at competitive prices in such countries. Certain of the subcomponents used in our products are being imported to the United States from China, which may be subject to significantly increased tariffs. In light of the aforementioned, we continue to adjust our supply chains and are exploring alternative suppliers outside of China, however, there is no assurance that we will be successful in identifying suitable alternatives, or that such alternatives, if identified, will not result in increased costs or reduced operational efficiency.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 6

Disruptions Due to the War in Israel

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended September 30, 2025, approximately 6.3% of our employees in Israel were called to active reserve duty for varying periods. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. It is unknown whether this ceasefire will endure, or if other conflicts in Gaza, Lebanon, Yemen, Iran, or in the broader region will reemerge or escalate in the future.

While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had material disruptions to our ability to manufacture and deliver products and services to customers. A reemergence of conflicts in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature of the conflict in Israel, and the extent of these events, the adverse effect on our business operations is still unknown.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 7

Key Operating Metrics

In managing our business and assessing financial performance, from time to time we have supplemented the information provided in our financial statements with other operating metrics, such as inverters shipped, power optimizers shipped, Megawatts shipped, and Megawatt hours shipped. These operating metrics have been utilized historically by our management to evaluate the acceptance of our products, measure our performance, identify trends affecting our business, and formulate projections. In the third quarter of 2025, we re-evaluated the key operating metrics that we have historically used to measure our operating performance to improve their accuracy and relevance to the Company's business. This process includes our application of new data, technologies, and/or product changes that may allow us to identify metrics that we view to be the most reflective of our business.

Specifically, the markets that we serve are increasingly transitioning away from discreet product purchases and toward more comprehensive systems and solutions. This trend is occurring across all of our regions and end markets. As a result of these market trends, we are adjusting our technology platform and go to market strategies to cater to this trend by offering more comprehensive solutions. These trends also result in the cost of our inverter, optimizer, and energy storage products becoming a widely varying fraction of the overall value of the solutions that we provide. In addition, the ASP calculation for these units also widely varies due to diverse end market exposure. As such, trends in costs and selling prices per megawatt and megawatt hour are less representative of our overall business performance. We believe that this trend will only continue to become more prevalent in the future. Additionally, the Company believes that revenue recognition is a more accurate measurement than products shipped, for the purpose of assessing the Company’s actual earnings rather than mere operational activity. In some cases, products shipped may not be recognized as revenue in a specific quarter due to timing of delivery, and results may differ as such in the metrics used currently in our financial statements. Accordingly, management has determined that i) inverters shipped1, ii) optimizers shipped2, and iii) MWh of batteries shipped3, should be removed as key operating metrics, starting with the fourth quarter of 2025, in favor of i) inverters recognized as revenue, ii) optimizers recognized as revenue, and iii) MWh of batteries recognized as revenue, which we believe would accurately reflect the Company’s actual operations. In addition, we intend to begin disclosing revenue derived from inverters, optimizers and batteries on a quarterly basis within our upcoming quarterly reports on Form 10Q.

In an effort to simplify the Company’s product portfolio and streamline our business, we plan on reducing the variety of Stock Keeping Units ("SKU"), in a manner in which we would no longer be able to track Megawatts shipped as a metric. The move to our Single SKU concept means that the Company will not be able to determine the AC power rating of inverters at the time of shipment. The AC power rating will only be determined once it is installed in the field, which typically occurs at least 6 months after shipment and can be altered in accordance with an end users needs. As a result, the Company will no longer be able to provide Megawatts shipped4 as key operating metrics, starting with the fourth quarter of 2025.

Key Operating Metrics Intended to be Removed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Inverters shipped (in thousands)	85.6	57.6	259.0	192.3
Power optimizers shipped (in thousands)	2,903.7	1,848.7	7,898.0	4,921.3
Megawatts shipped[1]	1,471.0	850.0	3,872.0	2,668.0
Megawatt hours shipped - batteries for PV applications	269.0	189.0	696.0	446.0

1 Excluding batteries for PV applications, based on the aggregate nameplate capacity of inverters shipped during the applicable period. Nameplate capacity is the maximum rated power output capacity of an inverter, as specified by the manufacturer.

Key Operating Metrics Intended to be Included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Inverters recognized as revenue (in thousands)	92.7	54.2	250.8	181.9
Power optimizers recognized as revenue (in thousands)	2,946.7	1,762.9	7,700.5	4,831.3
Megawatt hours recognized as revenue - batteries for PV applications	230.0	185.6	617.0	405.0

1 The Company believes that its financial performance is better reflected by revenue recognized as opposed to products shipped, which reflects operating activity.
2 Id.
3 Id.
4 With the transition to the Single SKU concept, the Company will no longer be able to determine the power rating of inverters at the time of shipment, as this power rating will only be established upon installation in the field, typically occurring at least six months post-shipment.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 8

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of loss data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues	$340,177	$235,435	$849,086	$705,239
Cost of revenues	268,034	963,229	727,276	1,470,189
Gross profit (loss)	72,143	(727,794)	121,810	(764,950)
Operating expenses:
Research and development	54,146	70,372	169,529	214,999
Sales and marketing	26,911	37,427	87,293	116,316
General and administrative	26,574	41,212	76,546	111,085
Other operating expense (income), net	(338)	233,929	41,811	237,271
Total operating expenses	107,293	382,940	375,179	679,671
Operating loss	(35,150)	(1,110,734)	(253,369)	(1,444,621)
Financial income (expense), net	3,040	5,558	5,785	(2,371)
Other income (expense), net	(15,011)	(3,928)	(10,846)	14,623
Loss before income taxes	(47,121)	(1,109,104)	(258,430)	(1,432,369)
Income taxes	(2,563)	(121,108)	(13,946)	(85,109)
Net loss from equity method investments	(376)	(577)	(951)	(1,440)
Net loss	$(50,060)	$(1,230,789)	$(273,327)	$(1,518,918)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 9

Comparison of three and nine months ended September 30, 2025, and the three and nine months ended September 30, 2024

Revenues

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Revenues	$340,177	$235,435	$104,742	44.5%	$849,086	$705,239	$143,847	20.4%

Revenues increased by $104.7 million, or 44.5%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to (i) an increase of $105.0 million related to an increase in the number of inverters and power optimizers sold; and (ii) an increase of $16.7 million related to an increase in the number of batteries for PV applications sold; these were partially offset by (i) a decrease of $10.8 million in revenues due to the discontinuation of our Energy Storage Business; and (ii) a decrease of $4.3 million related to less ancillary solar products sold.

Revenues from outside of the U.S. comprised 40.3% of our revenues in the three months ended September 30, 2025 compared to 56.2% in the three months ended September 30, 2024.

The number of power optimizers recognized as revenues increased by approximately 1.2 million units, or 67.1%, from approximately 1.8 million units, in the three months ended September 30, 2024, to approximately 2.9 million units in the three months ended September 30, 2025. The number of inverters recognized as revenues increased by approximately 38.5 thousand units, or 71.0%, from approximately 54.2 thousand units in the three months ended September 30, 2024 to approximately 92.7 thousand units in the three months ended September 30, 2025. The megawatt hours of batteries for PV applications recognized as revenues increased by approximately 44.9 megawatt hours, or 24.2%, from approximately 185.6 in the three months ended September 30, 2024 to approximately 230.0 megawatt hours in the three months ended September 30, 2025.

Our blended Average Selling Price (“ASP”) per watt for solar products excluding batteries for PV applications is calculated by dividing the sales of solar products, excluding the sales of batteries for PV applications, by the name plate capacity of inverters shipped. Our blended ASP per watt for solar products shipped excluding batteries for PV applications decreased by $0.017, or 8.8%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease in blended ASP per watt is primarily attributed to a decrease in the sale of residential products that are characterized by higher ASP per watt. This decrease in blended ASP per watt was partially offset by a higher number of power optimizers shipped, compared to the number of inverters shipped.

Our blended ASP per watt/hour for batteries for PV applications is calculated by dividing batteries for PV applications sales, by the nameplate capacity of batteries for PV applications shipped. Our blended ASP per watt/hour for batteries for PV applications decreased by $0.013, or 4.2%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in blended ASP per watt/hour is primarily attributed to a price reduction,of our batteries for PV applications mainly in Europe, which was intensified by an increase in sales in Europe compared to sales in the U.S.

Revenues increased by $143.8 million, or 20.4%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to (i) an increase of $179.7 million related to an increase in the number of inverters and power optimizers sold; (ii) an increase of $40.9 million related to the higher number of batteries for PV applications sold; these were partially offset by (i) a decrease of $38.2 million related to less ancillary solar products sold; (ii) a decrease of $27.6 million in revenues due to the discontinuation of our Energy Storage Business; and (iii) a decrease of $8.2 million in revenues from automation machines, which was sold in October 2024..

Revenues from outside of the U.S. comprised 38.7% of our revenues in the nine months ended September 30, 2025 compared to 62.3% in the nine months ended September 30, 2024.

The number of power optimizers recognized as revenues increased by approximately 2.9 million units, or 59.4%, from approximately 4.8 million units, in the nine months ended September 30, 2024, to approximately 7.7 million units in the nine months ended September 30, 2025. The number of inverters recognized as revenues increased by approximately 69.0 thousand units, or 37.9%, from approximately 181.9 thousand units in the nine months ended September 30, 2024 to approximately 250.8 thousand units in the nine months ended September 30, 2025. The megawatt hours of batteries for PV applications recognized as revenues increased by approximately 212.0 megawatt hours, or 52.3%, from approximately 405.0 megawatt hours in the nine months ended September 30, 2024 to approximately 617.0 megawatt hours in the nine months ended September 30, 2025.

Our blended ASP per watt for solar products shipped excluding batteries for PV applications decreased by $0.016, or 8.6%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease in blended ASP per watt is primarily attributed to price reductions. This decrease in blended ASP per watt was partially offset by a higher number of power optimizers shipped, compared to the number of inverters shipped; as well as higher ASP due to increase in sales in the U.S. compared to sales in Europe, which is characterized by a higher demand for residential products, which have a higher ASP per watt out of our total solar product mix.

Our blended ASP per watt/hour for batteries for PV applications decreased by $0.059, or 16.8%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in blended ASP per watt/hour is primarily attributed to a price reduction,of our batteries for PV applications mainly in Europe, which was intensified by an increase in sales in Europe compared to sales in the U.S, as well as, an increase in the sale of our three-phase battery that is sold at a lower ASP per watt/hour.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 10

Cost of Revenues and Gross Profit (loss)

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Cost of revenues	$268,034	$963,229	$(695,195)	(72.2)%	$727,276	$1,470,189	$(742,913)	(50.5)%
Gross profit (loss)	$72,143	$(727,794)	$799,937	(109.9)%	$121,810	$(764,950)	$886,760	(115.9)%

Cost of revenues decreased by $695.2 million, or 72.2%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to:

•	a decrease of $666.6 million related to prior year inventory write-down accruals; and

•
a decrease , in direct cost of revenues sold, of $8.6 million, associated primarily with the AMPTC recognized and a decrease in shipment costs, which was partially offset by the increase in the volume of revenues.

Gross profit as a percentage of revenue was 21.2% in the three months ended September 30, 2025, compared to gross loss as a percentage of revenue of 309.1%, in the three months ended September 30, 2024, primarily due to:

•	a decrease of inventory write-down accruals resulting in higher gross margin of approximately 312.3%; and

•	lower absolute fixed and other production related costs, which were divided this quarter by significantly higher revenue, resulting in higher gross margin of approximately 22.0%.

Cost of revenues decreased by $742.9 million, or 50.5%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to:

•	a decrease of $676.3 million related to prior year inventory write-down accruals;

•	a decrease in warranty expenses and warranty accruals of $39.8 million associated primarily with a lower cost of materials;

•	a decrease in direct cost of revenues sold of $9.2 million associated primarily with the AMPTC recognized and a decrease in shipment costs which was partially offset by the increase in revenues; and

•	a decrease in personnel-related costs of $10.4 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics.

Gross profit as a percentage of revenue was 14.3% in the nine months ended September 30, 2025 compared to gross loss as a percentage of revenue of 108.5% in the nine months ended September 30, 2024 primarily due to:

•	a decrease of inventory write-down accruals resulting in higher gross margin of approximately 111.8%; and

•	lower absolute fixed and other production related costs, which were divided this period by significantly higher revenue, resulting in higher gross margin of approximately 7.0%;

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 11

Operating Expenses:

Research and Development

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Research and development	$54,146	$70,372	$(16,226)	(23.1)%	$169,529	$214,999	$(45,470)	(21.1)%

Research and development costs decreased by $16.2 million or 23.1%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to:

•	a decrease in personnel-related costs of $12.9 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in depreciation and amortization of $1.6 million; and

•	a decrease in expenses related to consulting and sub-contracting of $1.5 million.

Research and development costs decreased by $45.5 million or 21.1%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to:

•	a decrease in personnel-related costs of $32.6 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in depreciation and amortization of $4.7 million;

•	a decrease in material consumption in an amount of $3.7 million; and

•	a decrease in expenses related to consulting and sub-contracting of $3.1 million.

Sales and Marketing

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Sales and marketing	$26,911	$37,427	$(10,516)	(28.1)%	$87,293	$116,316	$(29,023)	(25.0)%

Sales and marketing expenses decreased by $10.5 million, or 28.1%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to:

•
a decrease in personnel-related costs of $7.9 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease of $1.1 million in marketing expenses.

Sales and marketing expenses decreased by $29.0 million, or 25.0%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to:

•
a decrease in personnel-related costs of $22.9 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics; and

•	a decrease of $2.2 million in marketing expenses.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 12

General and Administrative

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
General and administrative	$26,574	$41,212	$(14,638)	(35.5)%	$76,546	$111,085	$(34,539)	(31.1)%

General and administrative expenses decreased by $14.6 million, or 35.5%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to:

•	a decrease of $11.3 million in doubtful debt expenses; and

•	a decrease in personnel-related costs of $6.0 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics.

These were partially offset by a decrease of $2.7 million related to potential legal claims.

General and administrative expenses decreased by $34.5 million, or 31.1%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to:

•
a net reversal of doubtful debt in the amount of $16.8 million in the nine months ended September 30, 2025, compared to an expense of $24.3 million, in the nine months ended September 30, 2024, mainly related to the collection of doubtful debt and a lower amount of provisions for doubtful debts; and

•	a decrease in personnel-related costs of $11.7 million resulting primarily from our Restructuring Plans designed to reduce operating expenses and align our cost structure to current market dynamics;

These were partially offset by:

•	an increase of $11.2 million related to potential legal claims; and

•	an increase of $8.1 million primarily due to a penalty for postponing the commencement of our campus lease agreement.

Other operating expense (income), net

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Other operating expense (income), net	$(338)	$233,929	$(234,267)	(100.1)%	$41,811	$237,271	$(195,460)	(82.4)%

Other operating expenses, net, decreased by $234.3 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to:

•	a decrease of $206.7 million in losses related to the impairment of property, plant and equipment;

•	a decrease of $22.5 million in losses related to the impairment of intangible assets; and

•	a decrease of $2.3 million in losses related to the impairment of goodwill.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 13

Other operating expenses, net, decreased by $195.5 million, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to:

•	a decrease of $206.4 million in losses related to the impairment of property, plant and equipment;

•	a decrease of $22.5 million in losses related to the impairment of intangible assets;

•	a gain in the nine months ended September 30, 2025 of $10.1 million from sale of property, plant, and equipment compared to a loss of $1.8 million in the nine months ended September 30, 2024; and

•	an increase of $4.2 million in income related to lower than expected discontinuation charges;

These were partially offset by:

•	an increase of $37.1 million related to impairment of held for sale asset; and

•	an increase of $18.0 million related to the sale of the PV tracker business.

Financial income (expense), net

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Financial income (expense), net	$3,040	$5,558	$(2,518)	(45.3)%	$5,785	$(2,371)	$8,156	(344.0)%

Financial income, net decreased by $2.5 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to:

•
$0.4 million expenses in the three months ended September 30, 2025 compared to income of $4.6 million as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar; and

•	a decrease of $3.4 million in interest income related to our marketable securities investments;

These were partially offset by:

•	a decrease of $3.9 million due to credit loss related to loans receivable; and

•	an increase of $2.2 million mainly due to interest income from loans receivable.

Financial income, net was $5.8 million in the nine months ended September 30, 2025, compared to financial expenses, net in the amount of $2.4 million in the nine months ended September 30, 2024, primarily due to:

•	a decrease of $16.5 million in credit loss expenses related to loans receivable; and

•
$8.2 million income in the nine months ended September 30, 2025 compared to expenses of $0.5 million in the nine months ended September 30, 2024, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar,

These were partially offset by:

•	a decrease of $9.8 million in interest income related to our marketable securities investments.

•	expense of $3.6 million in the nine months ended September 30, 2025 compared to income of $0.8 million in the nine months ended September 30, 2024 due to hedging; and

•	an increase of $3.9 million in interest expenses primarily related to our Notes 2029.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 14

Other income (expense)

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Other income (expense), net	$(15,011)	$(3,928)	$(11,083)	282.2%	$(10,846)	$14,623	$(25,469)	(174.2)%

Other expense increased by $11.1 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase of $10.0 million in impairment of investments in privately held companies.

Other expense was $10.8 million in the nine months ended September 30, 2025 as compared to other income of $14.6 million in the nine months ended September 30, 2024, primarily due to:

•	a decrease in income of $15.5 million in gain from the repurchase of the 2025 Notes recognized in prior year;

•	an increase in expenses of $10.1 million as a result of impairment of investment in privately held company.

•	a decrease in income of $3.0 million in realized gain from marketable securities;

These were partially offset by $4.0 million income from sale of an investment in a privately held company.

Income taxes

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Income taxes	$(2,563)	$(121,108)	$118,545	(97.9)%	$(13,946)	$(85,109)	$71,163	(83.6)%

Income taxes decreased by $118.5 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The difference is primarily due to the fact that in September 30, 2024 financials we booked a valuation allowance for its losses and deferred tax assets to date.

Income taxes decreased by $71.2 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The difference is primarily due to the fact that in September 30, 2024 financials we booked a valuation allowance for its losses and deferred tax assets to date..

Net loss from equity method investments

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Net loss from equity method investments	$(376)	$(577)	$201	(34.8)%	$(951)	$(1,440)	$489	(34.0)%

Net loss from equity method investments decreased by $0.2 million, or 34.8% in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Net loss from equity method investments decreased by $0.5 million, or 34.0% in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 15

Net loss

	Three months ended September 30, 2025 to 2024				Nine months ended September 30, 2025 to 2024
	2025	2024	Change		2025	2024	Change
	(In thousands)
Net loss	$(50,060)	$(1,230,789)	$1,180,729	(95.9)%	$(273,327)	$(1,518,918)	$1,245,591	(82.0)%

As a result of the factors discussed above, net loss in the three months ended September 30, 2025 and September 30, 2024 was $50.1 million and $1,230.8 million, respectively.

As a result of the factors discussed above, net loss in the nine months ended September 30, 2025 and September 30, 2024 was $273.3 million and $1,518.9 million respectively.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net cash provided by (used in) operating activities	$25,608	$(89,332)	$51,632	$(351,123)
Net cash provided by investing activities	235,594	100,998	371,781	344,222
Net cash provided by (used in) financing activities	(342,927)	30,811	(349,537)	(19,873)
Increase (decrease) in cash and cash equivalents	$(81,725)	$42,477	$73,876	$(26,774)

As of September 30, 2025, our cash and cash equivalents were $439.5 million. This amount does not include $59.1 million invested in available-for-sale marketable securities, $47.5 million in restricted cash, and $0.5 million invested in deposits and restricted deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of September 30, 2025, we have open commitments for capital expenditures in an amount of approximately $26.5 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $530.7 million, related to raw materials and commitments for the future manufacturing of our products.

Beginning in the fourth quarter of 2024, we started to sell AMPTCs. We plan to pursue additional tax credit sales in the future.

We believe that cash provided by operating activities, as well as our cash and cash equivalents, and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt.

Operating Activities

Operating cash flows consist primarily of net loss, adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $51.6 million in the nine months ended September 30, 2025 compared to cash used in operating activities of $351.1 million in the nine months ended September 30, 2024, attributed to a decrease in net loss adjusted for certain non-cash items as well as a decrease in operating working capital requirements.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 16

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities increased by $27.6 million in the  nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a decrease of $81.7 million in purchase of property plant and equipment, an increase of $55.6 million in proceeds provided by sales and maturities of available-for-sale marketable securities, a decrease of $37.5 million in disbursements of loans made by the Company, an increase of $36.3 million in sale of property plant and equipment, a decrease of $25.4 million in the purchase of privately-held companies, an increase of $23.7 million in proceeds from loans receivables, a decrease of $10.4 million in cash used for a business combination, and a decrease of $10.0 million in purchase of intangible assets, these were partially offset by an increase of $253.7 million in purchases of available-for-sale debt investments.

Financing Activities

Financing cash flows consisted primarily of repurchases of our common stock under the share repurchase program, which expired on December 31, 2024, the issuance, repayment and partial repurchase of convertible senior notes, and our employee equity incentive plans. Cash used in financing activities in the nine months ended September 30, 2025 increased by $329.7 million compared to the nine months ended September 30, 2024, primarily due to an increase of $342.3 million in cash used due to the repayment of our Notes 2025, a decrease of $329.2 million in cash provided by the issuance of the Notes 2029, these were partially offset by a decrease of $262.8 million in cash used for the repurchase of our Notes 2025, a decrease of $50.3 million in cash used in share repurchases, and a decrease of $28.3 million in cash used to purchase the capped call transactions.

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

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 17

After such repurchases, an aggregate of $342.3 million principal amount of the Notes 2025 remained outstanding.

We settled all of our remaining Notes 2025 on September 15, 2025, when the Notes 2025 reached maturity. As part of the settlement, we paid $342.3 million in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes 2025. Following the settlement, there were no Notes 2025 outstanding as of September 30, 2025.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the nine months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as mentioned in Note 1, “General” (if any).

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

Foreign Currency Exchange Risk

Approximately 34.9% and 62.3% of our revenues for the nine months ended September 30, 2025, and September 30, 2024, respectively, were earned in non-U.S. dollar denominated currencies other than the U.S. dollar, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net income by $12.8 million for the nine months ended September 30, 2025. A hypothetical 10% change in foreign currency exchange rates between NIS and the U.S. dollar would increase or decrease our net income by $4.5 million for the nine months ended September 30, 2025.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2025, two major customers accounted for approximately 40.1% of our consolidated trade receivables, net balance. As of September 30, 2024, three major customers jointly accounted for approximately 37.4% of our consolidated trade receivables, net balance. For the three months ended September 30, 2025, one major customer accounted for approximately 23.1% of our total revenues. For the three months ended September 30, 2024, one major customer accounted for approximately 16.7% of our total revenues. For the nine months ended September 30, 2025 two major customers accounted for approximately 32.4% of our total revenues. For the nine months ended September 30, 2024 one major customer accounted for approximately 11.0% of our total revenues.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 18

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of September 30, 2025, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new ERP system during the fiscal quarter ended June 30, 2025. We are performing our post-implementation activities. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Except for the implementation of the new ERP system as described in this paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 19

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

Changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act and the One Big Beautiful Bill Act could reduce demand for our products, reduce or eliminate tax credits available to us and to our customers, harm our business and otherwise adversely impact our results of operations.

National, state and local government bodies in many countries, including the United States, have provided incentives in the form of rebates, tax credits, feed-in tariffs and others to manufacturers, system owners, distributors and installers of solar PV systems and battery energy storage systems.

In August 2022, the IRA was signed into federal law. The IRA provided for, among other things, certain incentives, including certain tax credits for solar energy, that are significant to the Company and its U.S. based customers. On July 4, 2025, H.R.1 was enacted into law, introducing amendments to clean energy tax credits contained in the IRA. The H.R.1 accelerates the phase-out timeline for our customers' tax credits and imposes new eligibility criteria for the Company and our customers.

The Company has invested significant resources in establishing our manufacturing presence in the U.S. to benefit from the incentives available under the IRA, including tax credits available to us for manufacturing in the U.S. and tax credits available to certain of our US customers. The Company established manufacturing capabilities in the U.S. in 2023 and further expanded such capabilities in 2024 and 2025. Moreover, we incorporate into our planning and agreements with our customers and suppliers certain assumptions regarding U.S. tax incentives. Material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition.

Section 45X of the Code, as enacted by the IRA, offers Advanced Manufacturing Production Tax Credits (“AMPTC”s) that incentivize the manufacturing of eligible components within the U.S. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. H.R.1 does not shorten the term of such Section 45X credits.

Among other changes, H.R.1 shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, available to the Company’s customers, who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. H.R.1 also includes a 12-month window in which such customers can begin construction, giving them four years to complete their projects. Projects begun after twelve months from enactment of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 also amends the domestic content bonus credit rules for Section 48E projects: Projects commencing construction after June 16, 2025 must meet a 45% domestic content threshold, up from 40%, and the threshold thereafter increases by 5% on an annual basis until 2029. H.R.1 eliminates the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

H.R.1 has also introduced new Foreign Entity of Concern (“FEOC”) requirements including for Sections 45X, 45Y, and 48E of the Code. These restrictions will require threshold percentages of non-FEOC material assistance that increase over time, for projects that begin on January 1, 2026. On July 7, 2025, the President issued an Executive Order titled “Ending Market Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources.” In response, on August 15, 2025, the U.S. Treasury Department released IRS Notice 2025-42, its first set of guidance for H.R. 1 related to beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 GW to utilize the 5% safe harbor method, it kept in place the ability to utilize the physical work test method for all size projects and codified that inverters could be utilized for this method. The U.S Department of Treasury is expected to provide additional guidance on the FEOC requirements included in H.R. 1 that could create challenges for the Company to meet the FEOC requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations and cash flows.

Unfavorable regulatory treatment, or guidance, expiration of or changes to the benefits made available, which we relied upon in structuring certain projects and investments, or any adverse impacts on our ability to increase production in the U.S. in a timely manner to benefit from the incentives available under the IRA and H.R.1, could adversely impact our business and financial condition. The U.S. Administration and to a lesser extent, portions of the European Union, have expressed a prioritization of fossil fuels over renewable energy. For example, in Germany there is a discussion regarding the possibility of reducing small residential customer’s feed-in tariffs. If successful, certain of these legislative actions could further slow the solar market potentially resulting in adverse effects on overall demand for our products, impacts to our revenue, operations and cash flows.

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 20

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

None

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 21

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,   (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL	Included in Exhibit 101

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 6, 2025

/s/ Shuki Nir
Shuki Nir
Chief Executive Officer (Principal Executive Officer)

Date:  November 6, 2025

/s/ Asaf Alperovitz
Asaf Alperovitz
Chief Financial Officer (Principal Financial Officer)

SOLAREDGE TECHNOLOGIES INC. | 2025 Form 10-Q | 23