Form 10-K
period 2025-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2026-02-25
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.04 billion (assuming that the registrant’s only affiliates are its officers, directors and non-institutional 10% stockholders) based upon the closing market price on that date of $20.40 per share as reported on the Nasdaq Global Select Market.

As of February 1, 2026, there were 60,366,291 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from our definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the annual period to which this report relates.

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

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K, including:

•	our ability to be profitable in the future;
•	the rapidly evolving and competitive nature of the solar industry;
•	changes in tax laws, tax treaties, regulations, guidance or the interpretation of them, including the IRA and the H.R.1;
•	fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated;
•	macroeconomic conditions in our domestic and international markets, as well as inflation concerns, rising interest rates and recessionary concerns;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the PV market specifically;
•	competition, including introductions of power optimizer, inverter, EV chargers, batteries and PV system monitoring products by our competitors;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	changes in our geographic footprint or product and service offerings;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	delays, disruptions, and quality control problems in manufacturing;
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	changing political, geopolitical conditions, and the conditions of the global energy market;
•	performance of distributors and large installers in selling our products;
•	consolidation in the solar industry among our customers and distributors;
•	our ability to implement our new Enterprise Resource Planning ("ERP") system;
•	discontinuation of our e-Mobility business, energy storage business, and PV Tracker business;
i

•	ability to successfully operate our global operations with a reduced work force;
•	our ability to recognize expected benefits from restructuring plans;
•	any unauthorized access to, disclosure, or theft of confidential or personal information or unauthorized access to our network or other similar cyber incidents;
•	attempts by third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services;
•	emerging issues related to the development and use of artificial intelligence;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel;
•	disruption to our business operations due to the evolving conflict in Israel and other conditions in Israel that affect our operations;
•
tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future;difficulty to enforce a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	entry into business engagements with South Korean military bodies;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements including emerging corporate social responsibility requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;
•	changes to net metering policies may reduce demand for electricity from PV systems
•	stringent and changing data privacy and security laws, rules, regulations and other obligations;
•	Existing electric utility industry regulations and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of PV systems;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	claims for remuneration or royalties for assigned service invention rights by our employees;
•	impairment of our goodwill or other long-lived and intangible assets;
•	volatility of our stock price;
•	provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management;
•	our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum;
•	our liquidity and our ability to service our debt; and
•	the other factors set forth under “Item 1A. Risk Factors.”

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
ii

PART I

ITEM 1.  Business

Introduction

We are a global smart energy technology company that changed the way power is harvested and managed in photovoltaic (also known as PV) systems. Our direct current (“DC”), optimized inverter system maximizes power generation while lowering the cost of energy produced by the PV system for improved return on investment, or ROI. Additional benefits of the DC optimized inverter system include: comprehensive and advanced safety features, improved design flexibility, efficient integration (DC coupled) with SolarEdge storage solutions, and improved operation and maintenance, or O&M, with remote monitoring at the module-level. The typical SolarEdge DC optimized inverter system consists of inverters, Optimizers, a communication device which enables access to a cloud-based Monitoring Platform and, in many cases, a battery and additional smart energy management solutions and devices, such as EV chargers and load controllers. As part of our hardware sales, we also provide the energy management software which controls, manages and optimizes the energy production, storage and use of energy generated by our systems. Our solutions address a broad range of solar market segments, from residential solar installations to commercial and small utility scale solar installations.

We have expanded our activity to other areas of smart energy technology, both through organic growth and through acquisitions. By leveraging world-class engineering capabilities and with a relentless focus on innovation, we now offer energy solutions that include primarily the hardware technology used in residential, commercial, and small scale utility PV systems and also product offerings in the areas of energy storage systems, or ESS, EV chargers, home and commercial energy management software, grid services, software platforms and applications that enable virtual power plants ("VPPs").

We primarily sell our products indirectly to thousands of solar installers through large distributors and electrical equipment wholesalers and directly to large solar installers and engineering, procurement, and construction firms, or EPCs. Our customers include leading providers of PV systems to residential and commercial end users, key solar distributors, and electrical equipment wholesalers.

The SolarEdge Solution. The key advantages of our solution over a traditional string inverter PV system include:

•
Maximized PV module power output.  Our Power Optimizers provide module-level, maximum power point ("MPP") tracking, i.e. real-time adjustments of current and voltage to the optimal operating point of each individual PV module. This enables each PV module to continuously operate at its MPP, independent of other modules in the same string, thus minimizing power lost due to module mismatch (e.g. due to manufacturing differences, aging, etc.) and partial shading. By performing these adjustments at a high rate, our Power Optimizers also reduce the dynamic MPP losses associated with traditional inverters.

•
Optimized architecture with economies of scale.  Our system shifts certain functions of the traditional inverter to our Power Optimizers while keeping the DC-to-AC function and grid interaction in our inverter. As a result, our inverter is more efficient and more reliable than inverters used in traditional string inverter systems. As a PV system grows in size, our inverter benefits from economies of scale. This enables our technology to be viable for both large commercial and small-scale utility applications.

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

•
Reduced balance of system (BoS) costs.  Our commercial DC optimized inverter system allows significantly longer strings to be connected to the same inverter (as compared to a traditional inverter system). This reduces the cost of cabling, fuse boxes and other ancillary electric components. These factors result in easier installations with shorter design times and a lower initial cost per watt, while enabling larger installations per rooftop.

•
Continuous monitoring and control to reduce operation and maintenance costs.  Our cloud-based monitoring platform provides data visibility at the module level, string level, inverter level and system level. The data can be accessed remotely by web-enabled device, allowing comprehensive analysis, immediate fault detection and alerts. These monitoring features reduce O&M costs for the system owner by identifying and locating faults, enabling remote testing and reducing field visits.

•
Enhanced safety. We have incorporated module-level safety mechanisms in our DC optimized system to protect installers, electricians, and firefighters. Each Power Optimizer is configured to reduce output voltage to 1 volt unless the Power Optimizer receives a fail-safe signal from a functioning inverter that is paired to the optimizer. As a result, if the inverter is shut down (e.g., for system maintenance, grid shutdown, due to malfunction, in the event of a fire, or otherwise), the DC voltage throughout the system is reduced to a safe level. Our DC-optimized inverters comply with the applicable safety requirements of the regions in which they are sold, providing cost savings to installers by reducing the need for additional hardware such as DC breakers, switches, or fire-proof ducts required by traditional inverter systems. In the U.S., the SolarEdge SafeDC feature is compliant with NEC 2020 & NEC 2023 Rapid Shutdown functionality, Section 690.12. SolarEdge inverters also have a built-in safety feature designed to mitigate the effects of some arcing faults that may pose a risk of fire, in compliance with the UL1699B arc detection standard. Most SolarEdge inverters comply with IEC 63027 arc detection standards. In addition, some of the SolarEdge Power Optimizers include the SolarEdge "Sense Connect" capability which is designed to monitor Power Optimizers’ connectors, and identify improper connections and possible malfunctions for early detection and mitigation of arc risks. In addition, certain SolarEdge residential batteries also meet UL 9540A.

•
High reliability. PV systems are typically expected to operate for approximately  25 years under harsh outdoor conditions. High reliability is critical and is facilitated by our utilization of systems and components that have low heat generation, solid and stable materials, and the minimal use of moving parts in our products. We have designed our system to meet these stringent requirements. Our Power Optimizers’ high switching frequency allows the use of ceramic capacitors with a low, fixed rate of aging and an estimated  life expectancy in excess of 25 years. Further, we use application-specific integrated circuits (“ASICs”) that embed many of the required electronics. This reduces the number of components and consequently the potential points of failure.

•
DC Coupling with Energy Storage. For residential systems, our DC-optimized inverter system enables direct storage of solar energy in batteries without the need for DC-AC or AC-DC conversions, a process known as DC coupling. This approach eliminates energy loss that is typically associated with such conversions, allowing for more efficient energy management within the battery. As a result, users benefit from improved efficiency, increased savings, and a higher overall return on investment (ROI).

•
Energy Management. Our residential and commercial systems feature SolarEdge ONE, a single platform to manage, monitor and gain real-time, module-level insights on all site energy assets. SolarEdge ONE manages a site’s entire energy portfolio, including PV, battery storage, EV, smart devices, and building assets, to ensure optimized performance of each component. It includes capabilities tailored to the specific needs of the varying residential and commercial system stakeholders and is fortified with advanced cyber capabilities designed to protect against cyber threats.

For residential systems, SolarEdge ONE optimizes the way homeowners use, store, and sell their energy, as well as charge their EVs using their smart devices, in accordance with their personalized preferences. It enables users to store solar energy at cost-effective times. It is designed to permit homeowners to control the timing of their PV energy consumption in order to increase their energy independence, take advantage of lower time-of-use rates, reduce electricity bills, and is designed to improve overall system return on investment.

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

The SolarEdge ONE for commercial capabilities extend to optimization and management of sites featuring large quantities of EV chargers (e.g. workplaces, parking lots, apartment buildings, public charging stations, etc.) as well as support for enterprises seeking to take control of their energy usage with greater energy management and connectivity capabilities, enabling more efficient and sustainable energy management.

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

Our Products

Our products reflect our focus on innovation, the capacity of our technology departments as well as the emphasis that we put on creating value for our customers. Our core product roadmap includes: our power optimizers and inverters, which form an integral part of the DC optimized inverter systems, batteries, and smart energy management.

We have drawn on our expertise in the fields of power electronics, analog and digital electronics, magnetic design, mechanical and heat dissipation, control, and algorithms, power line communications and lithium-ion battery technology, to design and develop advanced commercial solutions for harvesting power from PV, storage and energy management solutions for residential and commercial applications. These technologies are explained in greater detail below. Our portfolio also includes energy IoT, EV charging optimization, and energy storage systems.

We operate in one reportable segment, which includes the following products:

SolarEdge Power Optimizer. Our Power Optimizer which forms an integral part of our DC optimized inverter system is a highly reliable and efficient DC-to-DC converter which is connected to each PV module. Our Power Optimizer increases energy output from the connected PV module by continuously tracking the MPP of the module and controlling its operating point. The Power Optimizer’s ability to track the MPP of the connected PV module and its ability to adjust the optimizer output voltage enables the inverter’s input voltage to remain fixed under a large variety of string configurations. This feature enhances the flexibility in PV system designs, enabling a single inverter to be connected to strings of different lengths to PV modules featuring multiple orientations, and using various PV module types. In addition, our Power Optimizers monitor the performance of each PV module and communicate performance data to our inverter using our proprietary power line communications (“PLC”). In turn, the inverter transmits this information to our monitoring server. Each Power Optimizer is equipped with our proprietary safety mechanism which automatically reduces the output voltage of each PV module to 1 volt unless the Power Optimizer receives a fail-safe signal from a paired functioning inverter. As a result, if the inverter is shut down (e.g., for system maintenance, due to malfunction, in the event of a fire or otherwise), the system is designed to reduce the DC voltage to a safe level. Some of our SolarEdge Power Optimizers include our “Sense-Connect” capability which is designed to monitor Power Optimizers’ connectors to identify improper connections and possible malfunctions, enabling the early detection and mitigation of arc risks.

Our Power Optimizers are designed to withstand high temperatures and harsh environmental conditions and contain multiple bypass features that localize failures and enable continued system operation, even in cases of Power Optimizer failure, in the vast majority of cases. Our Power Optimizers are compatible with most modules on the market today and carry a 25-year product warranty. During the year ended December 31, 2025, the year ended December 31, 2024 and the year ended December 31, 2023, revenues derived from the sale of Power Optimizers represented 41.4%, 34.9% and 30.3% of total revenues, respectively.

Our Power Optimizer Technology: Our Power Optimizers are DC/DC step up/step down ("buck+boost") converters designed and developed to operate in harsh outdoor environments at very high conversion efficiency. Our Power Optimizers include proprietary power electronics and control loops customized to efficiently convert power from the PV module to the inverter.

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

The ASIC performs the critical power analysis and power conversion control functions of the Power Optimizer. The power analysis functions process the state and working parameters at the Power Optimizer’s input and output and, together with advanced digital control and state machine logic, control the power conversion function. In addition, our digital control system uses technology that allows the PV installation to anticipate and adapt to changing operating conditions, and to protect itself against system anomalies.

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

Our Power Optimizer Product Roadmap: We currently sell our fourth and fifth generation of Power Optimizers, the S-Series, designed for fully automated assembly and based on our fourth and fifth generation ASICs, respectively. We have launched the H1300, a Gen 4 based Power Optimizer, as a part of the SolarEdge TerraMax™ inverter solution, with our H1500 Power Optimizer now available in North America. The H1500 is designed to enable more power per string and supports even higher power PV modules, leading to reduced BoS costs for our TerraMax solution. The H-Series models are our first optimizer equipped with high frequency DC power line communications technology which allows communication with larger numbers of Power Optimizers for ground mount applications as well as improved remote software upgrade capabilities.

In an effort to improve efficiency, with each new ASIC generation, we have reduced the number of components required for any given functionality, thereby adding more functions to the Power Optimizer. An improvement in efficiency reduces energy loss, which in turn, decreases heat dissipation. This enables design of a more cost-effective and typically smaller enclosure and while keeping the electronics cooler, improving the Power Optimizer’s reliability. Our research and development teams continuously work on further improving our ASICs and releasing new generations of this advanced technology.

For the commercial market, we plan to launch our SolarEdge Duo Power Optimizer featuring a dual input design. This allows the connection of two PV modules with Maximum Power Point Tracking (MPPT) for each independent module, for enhanced system performance.

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

Like our Power Optimizers, our inverters are designed to withstand harsh environmental conditions.We currently offer single-phase inverters designed to address the residential market (2.2 kilowatt (“kW”) to 11.4 kW), and three-phase inverters designed to address the residential and commercial markets (5 kW to 120 kW). We also offer our three-phase SolarEdge TerraMax™ inverters, which are designed to address the ground mount market (300kW to 330kW). Paired with our H-Series Power Optimizers, the SolarEdge Terramax™ supports distributed and centralized inverter configurations and is designed for grount mount installations such as, community solar, floating PV, and dual use Agri-PV sites.

The vast majority of our inverters are sold with a 12 year warranty that is extendable to 20 or 25 years for an additional cost. During the year ended December 31, 2025, the year ended December 31, 2024 and the year ended December 31, 2023 revenues derived from the sale of inverters, represented 28.2%, 27.5% and 46.2% of our total revenues, respectively.

Our Inverter Technology: Most of our inverters are designed for single-stage DC/AC conversion. Using our inverter in combination with the Power Optimizers allows the inverter control loop to maintain a regulated DC voltage level at its input, thereby enabling the inclusion of long, uneven, and multi-faceted strings of solar modules while also enabling custom, cost efficient, and reliable inverter design and component selection.

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

Our Inverter Product Roadmap: Our inverter roadmap includes both new products as well as additional capabilities for existing inverters. Our inverter roadmap is intended to serve four main purposes: (i) expand addressable markets (ii) improve electronic design: increase total power throughput while minimally changing the existing enclosure, thereby reducing cost per watt and increasing economies of scale; (iii) simplify and enhance ease of installation: integrate additional functionality required in certain installations to reduce costs of additional hardware and subcontractors’ labor costs; and (iv) improve the residential inverter's functionality.We are in the final stages of  the development of our next-generation SolarEdge Nexis Inverters for single phase and three phase systems, which is now in the process of being launched. We plan to begin offering the new SolarEdge Nexis Inverter 3ph which is designed to provide between 8-20 kW to address the three phase residential market and the SolarEdge Nexis Inverter 1ph designed to provide 3.8-13 kW to address the single phase residential market.

We plan to introduce our MultiRange Concept, which is designed to simplify the way our customers stock, sell, install, and service SolarEdge inverters. This is part of our ongoing efforts to save time, reduce complexity, and grow profitably with our products. With the MultiRange Concept, select residential and commercial inverters will be able to support multiple power ratings rather than be limited to one power setting. While the inverters are stocked, the inverter power rating remains undefined. Installers only need to configure the inverter power onsite, during the commissioning process using our SolarEdge Go mobile app. This concept is intended to lessen the amount of overall part numbers and simplify inventory management. Each inverter can support multiple job sizes.

Storage Solutions.

For the Residential Market: The SolarEdge Home Battery 400V, our DC-coupled, 10kWh, single-phase battery (scales up to 3 batteries per inverter) integrates with our single phase SolarEdge Home Hub and Wave family of inverters. We also offer the SolarEdge Home Battery 48V, our DC-coupled, 4.6/4.85kWh (can scale up to 5 battery modules per inverter) battery that integrates with our three phase SolarEdge Home Hub Inverters. When connected with our SolarEdge Home Backup Interface (BUI), with either of our single and three-phase inverters, the SolarEdge Home Battery aims to provide homeowners the ability to power their homes even when the grid is off for anywhere from several hours to several days, depending on use of loads and available sunlight during the outage. The battery also works in tandem with the SolarEdge ONE energy optimization system to optimize the use of solar energy in locations with different types of import and export tariffs scenarios (such as time-of-use and dynamic rates). Our batteries can be connected to our cloud‑based monitoring platform, reporting information on the battery status, solar production, and self-consumption data.

With the SolarEdge backup solution, power is stored in a battery and can be used during a power outage to power essential devices such as refrigerators, communication devices, lighting, and AC outlets for anywhere from several hours to many days, depending on use of loads and available sunlight during the outage.

Residential Storage Solution - Technology: In 2021, we released our first lithium-ion residential batteries for sale in the U.S. and Europe through our solar distribution channels. Our batteries are composed of lithium cells, a Battery Management System (BMS), bi-directional DC/DC high efficiency converter that facilitates the charging and discharging of the battery, and a user interface. Our DC/DC converter uses digital control algorithms, which are implemented using a programmable digital signal processor. Our power products, inverters, Power Optimizers, and batteries are connected to the same DC bus, allowing the battery to be directly charged by the DC current generated by the Power Optimizers without AC conversion, thereby reducing the round-trip efficiency of PV generated power provided from batteries the AC loads.

Residential Storage Solution - Product Roadmap: Our residential storage solution, launched in 2021, is designed to integrate with our single phase and three phase inverters to provide optimal energy management, maximum efficiency, longer backup times and increased ease of use for homeowners.

We plan to begin offering a new SolarEdge Nexis Battery, our DC-coupled, 4.65 kWh battery (scaling up to 78.4 kWh per inverter) that integrates with both our single phase and our three phase SolarEdge Nexis Inverters. When connected to the SolarEdge Home Backup Interface (in Europe) and SolarEdge IslanDERTM (in North America), the SolarEdge Nexis Battery is designed to provide homeowners the ability to power their homes even when the grid is off for anywhere from several hours to many days, depending on use of loads and available sunlight during the outage.

For the Commercial market: The SolarEdge CSS-OD solution, suitable for indoor or outdoor installations, includes the CSS-OD 102.4 (102.4 kilowatt hour) and CSS-OD 197 (197 kilowatt hour) batteries scalable up to megawatt hour ("MWh") size sites. Each model consists of a pre-assembled battery cabinet and one or two battery inverters (depending on the model) and includes advanced safety features. The CSS-OD connects with the SolarEdge PV system and is managed by the SolarEdge ONE for C&I energy optimization platform, which controls the battery’s functionality to support various use cases such as maximum self-consumption, peak shaving and more, for maximum electricity savings.

The CSS-OD solution also supports backup power by integrating with the CSS-OD back up unit, or BUI, which is available in some countries. It is designed to avoid downtime with uninterrupted power supply, ensuring continuous business operations during unplanned outages or challenging grid conditions such as load shedding.

For small-scale indoor/outdoor commercial sites, we also offer our modular SolarEdge 48V battery. Scaling up to 69kW per hour per site, this battery supports new and existing PV installations connected to three-phase SolarEdge commercial inverters. This on-grid storage solution can enable system owners to reduce their electricity costs by storing excess solar production in the battery for maximizing self-consumption and by boosting their resilience to volatile electricity prices.

Commercial Storage Solution - Technology: We offer commercial and industrial battery storage solutions through our CSS-OD product family, including the 102.4kWh-rated CSS-OD 102.4  and the 197kWh-rated CSS-OD 197. Designed for indoor and outdoor deployment, including operation in harsh environments, both battery systems are delivered in pre-assembled enclosures to minimize onsite work and reduce installation faults. The CSS-OD 102.4 incorporates a 50kW inverter and can support connection of up to two batteries per commercial inverter for MWh-scale sites, while the CSS-OD 197 provides higher energy density, with 50kW or 100kW inverter capacity, and storage capacity scaling up to 4MWh per site, addressing the needs of larger applications. Both solutions are designed to integrate with the SolarEdge commercial PV ecosystem and are managed through SolarEdge ONE for C&I, enabling optimized energy utilization and cost reduction.

Our CSS-OD battery systems are incorporate built-in, multi-layered safety technologies meant to address potential risks across cell, module, cluster, and cabinet levels, creating a comprehensive safety framework that safeguards the system and the site. The CSS-OD meets multiple battery safety standards including UL9540A (that measures fire, gas emissions, and explosion risks) and IEC 62619 (covering industrial lithium-ion batteries).

At the cell and module levels, protection mechanisms focus on early risk prevention through continuous monitoring of key parameters, such as voltage and temperature. At the cluster level, integrated detection and response technologies—including fire, smoke, and environmental sensors—monitor and regulate groups of battery modules, with the CSS-OD 197 incorporating enhanced detection and suppression capabilities to support higher energy density deployments. At the cabinet level, each system provides physical and environmental protection for the battery enclosure, supported by thermal management and system monitoring. Our built-in battery enclosure HVAC system is designed to protect internal components, and module-level fire detection mechanisms and multiple electrical safeguards such as Dual DC Relays and DC Breakers (MCCB) work to isolate faults in connected energy modules. Software-driven safety measures, including real-time alerts, diagnostics, and secure cloud connectivity, further enhance system protection and operational resilience.

Both CSS-OD models can be connected to our SolarEdge ONE for the C&I platform, for cloud-based  operation, maintenance, and monitoring. It can present the operational status and alerts from cell to cabinet level and consolidates data and alerts for both the PV system and CSS-OD battery. The ONE for C&I platform is designed to ensure the CSS-OD storage solution is leveraged in an optimized manner, by intelligently combining site-level production and consumption patterns with factors such as weather conditions, electricity prices, and local feed-in tariffs. It combines with the SolarEdge ONE Controller  to manage energy storage and discharge.

Commercial Storage Solution - Product Roadmap: In 2025, we extended our commercial storage solution portfolio with the release of our 197kWh-rated SolarEdge CSS-OD 197 with 50kW or 10kW inverter capacity and storage capacity scaling up to 4MWh per site. We plan to introduce an indoor/outdoor 107.52 kWh-rated SolarEdge CSS-OD 107 storage solution. Similar to the previous CSS-OD models, it includes advanced battery safety technologies designed to protect against thermal runway events, ensure safe electrical operation and safeguard internal components, and is delivered in a pre-assembled enclosure to minimize onsite work and reduce installation faults. The CSS-OD 107 incorporates a next generation 30kW or 50kW battery inverter designed to deliver built-in backup capabilities, transformerless off-grid operation and phase-independent control for stable system performance.

EV Chargers and Software management of EV charging.

Product Offering: We sell EV chargers for residential and commercial applications which allow the system owner to redirect excess PV energy to charge electric vehicles. This product enables consumers to increase their self-consumption of clean energy. The SolarEdge ONE smart energy optimization system can be programmed to automatically charge the EVs using energy generated at the most advantageous times and the optimal economically efficient rates.

In April 2024, we completed the acquisition of all outstanding shares in Wevo Energy Ltd., (formerly known as Weev Energy B.F Ltd) (“Wevo”). Wevo is a software company specializing in EV charging optimization and management for sites with large quantities of EV chargers such as apartment buildings, workplace parking lots, and public charging locations. The Wevo solution integrates between on-site solar generation, battery storage and large-scale EV charging.

In September 2025, we introduced the SolarEdge ONE EV Charger, suitable for both residential and commercial installations. Designed for flexible installations and long-term reliability, it supports both single- and three-phase installations, with indoor/outdoor compatibility and socket or tethered configurations. The SolarEdge ONE EV Charger is available in two models, standard and Pro. The SolarEdge ONE EV Charger is designed to integrate seamlessly with the SolarEdge product ecosystem.

Smart Energy Products. As the solar energy industry evolves, SolarEdge has and continues to develop innovative solutions to further enhance smart energy technology.

Smart Energy Management Systems. We have developed smart energy management software and capabilities that integrate seamlessly with our hardware solutions. These tools are designed to enable system owners to store solar energy at cost‑effective times by controlling the timing of their PV energy consumption, increasing energy independence, taking advantage of time‑of‑use rates, reducing electricity bills, and improving overall system ROI.

SolarEdge ONE for Residential is an energy optimization system, designed for a dynamic energy landscape. It deploys a personalized 24-hour home energy plan that adapts to real-time market and weather changes, optimizing how homeowners use, store & sell their PV power to maximize savings. ONE is based on AI algorithms that gather & process data from three sources: external data (weather forecasts, utility rates), internal data (homeowner usage patterns & PV system parameters), and homeowner preferences and schedules. SolarEdge ONE is designed to adapt to dynamic or peak rates tariffs, optimize negative rates, facilitate VPP participation, and maximize self-consumption & backup duration, while synchronizing with site data & correcting itself in real-time.

SolarEdge ONE for Residential - Product Roadmap: We are developing new features and capabilities for the smart energy management solutions. For instance, our SolarEdge ONE Controller, is designed to enable the homeowner to run and manage their most energy-intensive devices on excess solar energy.

We have introduced smart energy and fleet management platforms for the commercial market with the SolarEdge ONE Controller for C&I. It is a local communication gateway that is designed to optimize energy use across commercial facilities for lower electricity costs. The SolarEdge ONE Controller integrates the site’s energy infrastructure including PV inverters, batteries, sensors, meters, and other energy equipment, enabling real-time monitoring and control. It also acts as a cyber gateway, meant to protect against unauthorized system access.

SolarEdge Software Solutions. We offer a variety of professional software tools to support the complete PV system planning, installation, monitoring and maintenance processes of our DC optimized inverter solutions:

Monitoring Platform. The SolarEdge monitoring platform is a cloud-based monitoring platform which collects power, voltage, current temperature, and other data sent from SolarEdge inverters and Power Optimizers and allows users to view the data pertaining to their SolarEdge site/s at the module level, string level, inverter level and system level. The monitoring platform is accessible from most browsers and from most smart phones and tablets. The monitoring software continuously analyzes data and flags potential issues. The monitoring software includes features which are used routinely by integrators, installers, maintenance staff, and system owners to improve a PV system’s performance. In 2025, we started migrating our commercial customers from the legacy Monitoring Platform to the SolarEdge ONE energy optimization platform, featuring new, that enable improved performance analysis, monitoring, and management capabilities across SolarEdge commercial fleets.

mySolarEdge app. The mySolarEdge application enables system owners to track their real-time system production and household energy consumption, view their inverter and battery status for quick analysis, and control the battery's back-up configuration, all from their mobile phones.

SolarEdge Go app. The SolarEdge Go app is a mobile application designed for SolarEdge installers, integrating installation, management, and service capabilities into a single platform. This comprehensive app allows installers to manage their fleets efficiently by providing real-time alerts, equipment management, and user administration. It also offers remote service and operation features, including diagnosis, troubleshooting, and configuration, which help minimize downtime and reduce the need for on-site visits. Additionally, SolarEdge Go simplifies the commissioning process with an intuitive step-by-step “wizard” and detailed reports, ensuring streamlined installations. This app enhances the overall installer experience by consolidating multiple functionalities into one tool, making it convenient for installers to monitor and manage their entire fleet. We intend for SolarEdge Go to replace our legacy SetApp mobile app for all residential and commercial site installation commissioning.

SolarEdge Designer Platform. Our Designer Platform is a web-based tool that helps solar professionals plan, build, simulate, and validate residential and commercial systems from inception to installation.

SolarEdge Designer Platform - Product Roadmap: Over the course of 2025, we released several major features designed to enhance the system design and sales experience, including:

•
Importing existing sites from our monitoring software directly into Designer - complete with all equipment and real consumption data – to quickly plan customer upgrades or expansions e.g. adding more PV modules or batteries to an existing system;

•
Providing smart battery sizing recommendations, tailored to desired capacity and performance targets, when adding storage to SolarEdge PV sites. Users can view and compare multiple optimized options side by side, making it easy to choose the best solution at a glance; and

•	Detailed AC and DC cabling calculation and visualization across the electric design, that automatically feed into string reports and losses diagram (gradual roll out).

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

SetApp Application. The SetApp application is used to activate and configure SolarEdge inverters during commissioning directly through a smartphone. This application is designed to simplify and expedite installations. We plan to replace our SetApp application with SolarEdge Go, for all residential and commercial site installations as well as for commissioning activities.

SetApp Application - Product Roadmap: We continue to improve our software offering portfolio with the introduction of new tools and features. We are developing algorithms that detect and pinpoint problems that can affect power production in field systems. In addition, we are expanding the capabilities of our public Application Programming Interfaces (APIs) to enable third‑party developers, partners, and customers to integrate our systems into their own applications and workflows. These expanded APIs will allow users to build, deploy, and share innovative solutions leveraging the monitoring and operational data generated by our software platforms.

Grid Services. As energy production is transitioning from a centralized system to a distributed network model, where energy is produced and stored close to the location in which it is consumed. This model creates an opportunity for new interconnected and decentralized energy networks offering improved grid reliability and stability, new energy service and reduction in grid infrastructure costs. SolarEdge grid services deliver near real-time aggregated control and data reporting, enabling the pooling of distributed energy resources - photovoltaic systems, battery storage and electric vehicle chargers, in the cloud for the creation of VPPs. The SolarEdge grid services and VPP solution provide management platforms to enable near real-time, aggregated control of available energy resources to meet ever-changing supply needs and demand. Our Virtual Power Plant program interfaces (APIs) are used by our partners for countering peak demand events and for participating in various electricity markets. In 2025, SolarEdge continued to sell grid services, mainly in the U.S., including services provided to independent system operators, energy retailers, national installers and others.

Product Portfolio Evolution.

We continuously evaluate opportunities to expand our core product offerings and services to our customers. We may from time to time develop new products or services that are a natural extension of our core products and existing business, or may engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergistic opportunities. In parallel, we also evaluate and, when appropriate, divest or discontinue non‑core product lines, such as our recent divestitures from our Energy Storage Department and our PV tracker business, to maintain a company wide focus on our core offerings.

Sales and Marketing Strategy

In 2025, we began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. We remain open to penetrating new geographic regions and increasing our market share.

We target our sales and marketing efforts to the largest distributors, electrical equipment wholesalers, EPC contractors and installers in each of the countries where we operate. Our products are carried and actively sold by most of the top PV distributors as well as some of the largest electrical distribution companies. As of December 31, 2025, based on the number of installer accounts on our monitoring portal, over 93,000 installers around the world have installed SolarEdge PV systems.

Additionally, as further detailed below, we offer several programs focused on educating installers and other industry professionals about our technology, and we use a combination of road shows, webinars, and partner trainings to teach them how to best design, sell, and implement our technology in their projects.

Our Customers

We derive a significant portion of our revenues from key solar distributors, electrical equipment wholesalers and large installers in the U.S. and worldwide. In 2025, one of our customers, Consolidated Electrical Distributors, Inc, represented 18.6% of our revenues. None of our other customers accounted for more than ten percent of our revenues in the year ended December 31, 2025.

Training and Customer Support

We offer our installer base a comprehensive package of customer support and training services which include pre-sales support, ongoing trainings, and technical support before, during, and after installation based on our global operation structure. We also provide customized support programs to large installers and distributors to help prioritize and track support issues, thereby enabling short cycle times for issue resolution. In December 2025, we began to roll out new AI‑powered virtual support agents, designed to help resolve common technical inquiries, reduce service wait times, and provide real‑time troubleshooting and product guidance across phone and chat channels. We also deployed an AI‑driven agent assistant that delivers context‑aware response recommendations to support teams, enhancing service accuracy, consistency, and operational efficiency.

During 2025, our training portal (Edge Academy) hosted over 161,263 learners.

During 2025, 12,162 installers completed our certification programs.

In addition to the above, we support our commercial system customers with design consulting throughout their sales process and installation.

Our technical support organization includes local expert teams, tech centers, an online service portal, an AI-powered virtual support agent, and live chat service. Our toll-free call and live chat centers are open Monday through Friday at least from 9:00 a.m. to 6:00 p.m. based on our global support operation structure. In addition, customers can open and track support cases 24/7 utilizing our online portal. All support cases are monitored via a customer relationship management system in order to provide service, track closure of all customer issues and further improve our customer service. Our call centers have access to our cloud-based monitoring platform database, which enables real-time remote diagnostics.

Customer service and satisfaction continue to be a key component of our business offering and we consider it integral to our continued success. We maintain high levels of customer engagement through our call centers in California,  India, Bulgaria, Israel, Brazil, Taiwan, Thailand, and Poland. In addition to our call centers, we have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. As of December 31, 2025, our customer support and training organization consisted of 749 employees worldwide.

Manufacturing

We have designed our manufacturing processes to produce high quality products at competitive costs. The strategy is threefold: outsource, automate, and localize. We currently contract to have our solar products manufactured by two of the world’s leading global electronics manufacturing service providers, Jabil Inc. (“Jabil”) and Flex Ltd. (“Flex”). By using contract manufacturers, we are able to access advanced manufacturing equipment, processes, skills and capacity on a relatively “asset light” budget while remaining flexible in our manufacturing operations and are able to enjoy the CM’s global reach and access to different manufacturing regions. Our contract manufacturers are responsible for funding some of the  capital expenses incurred in connection with the manufacture of our products, except with regard to some of the automated optimizer assembly lines, our proprietary end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by the Company. We expect to continue this funding arrangement in the future, with respect to any expansions to such existing lines save for circumstances where the direct purchase by us of non-specific manufacturing equipment will result in a substantial reduction in costs in which case we will consider financing such non-specific manufacturing equipment ourselves. In light of the Inflation Reduction Act ("IRA") legislation in the United States which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of US-manufactured products, as well as by incentivizing manufacturers of such products domestically, we are manufacturing inverters in Texas, inverters and optimizers in Florida, and are also ramping manufacturing of our batteries in Utah. With the ramp-up of these new sites and as part of an effort to centralize and improve operational activity, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to maintain manufacturing capabilities in Vietnam with a third party manufacturer.

Our own manufacturing facility in the North of Israel, is called “Sella 1". The proximity of Sella 1 to our R&D team and labs enables us to accelerate new product development cycles as well as define equipment and manufacturing processes of newly developed products which can then be adopted by our contract manufacturers worldwide.

SolarEdge is mindful of the transformative impact of automation and AI in manufacturing efficiency and product manufacturing innovation. We are continuously striving to enhance the capabilities of all of our products through cutting-edge advancements in production processes. One significant focus that we have taken on is automating the manufacture of our inverters and optimizers.

We invest resources in l automated assembly lines as well as in automated machinery for subassembly and self-manufacturing of certain components used in our products, and we own and are responsible for funding most  of the capital expenses related thereto. The current and expected capital expenses associated with these automated assembly lines and other machinery are funded out of our cash flows.

We source our raw materials through various component manufacturers and invest resources in continued cost-reduction efforts as well as verifying second and third sources so as to limit dependence on sole suppliers.

Due to our global presence, we are subject to risk and exposure from the evolving macroeconomic environment. The impact of new or existing tariffs, trade restrictions, or retaliatory actions on our business, the solar industry, and our customers continue to create uncertainty and impact on our operations. We have relocated the majority of our contract manufacturing to the United States, however, certain critical components for our products are still sourced from outside the United States. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions, or retaliatory measures on our products, commodities we require for manufacturing, or components originating from countries outside the United States could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products.

Reliability and Quality Control

Our Power Optimizers are connected to each PV module (or pair of PV modules) by installers, designed to be as reliable as the PV module itself and capable of withstanding the same operating and environmental conditions.

Our reliability methodology includes a multi-level plan with design analysis, sub-system testing of critical components by Accelerated Life Testing, and integrative testing of design prototypes by Highly Accelerated Life Testing and large sample groups. As part of our reliability efforts, we subject components to industry standard conditions and tests including in accelerated life chambers that simulate burn-in, thermal cycling, damp-heat, and other stresses at large sample size groups. For validation purposes, finished products are tested by simulating accelerated aging through the use of Thermal Cycling, Damp Heat, High Temperature Endurance, Vibration, and HALT (Highly accelerated life test) that combines temperature changes and vibration. Specific additional tests have been developed to assess design changes' impact on reliability. We also conduct out of box audits (OBA) on our finished products. In addition, online reliability tests (ORT) are conducted on our optimizers and we test complete products in stress tests and in the field (alpha tests). Our rigorous testing processes have helped us to develop highly reliable products.

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

As a part of our quality and reliability approach, a portion of failed products from the field are returned and subjected to root cause analysis, the results of which are used to improve our product and manufacturing processes and design and further reduce our field failure rate.

Certifications

Our products and systems comply with the applicable regulatory requirements of the jurisdictions in which they are sold as well as all other major markets around the world. These include safety regulations, cybersecurity standards, electromagnetic compatibility standards and grid compliance.

Research and Development

We devote substantial resources to research and development with the objective of developing new products and systems to our core products, adding new features and reducing unit costs of our products and systems. Our development strategy is to identify software and hardware features, products, and systems that reduce the cost and improve the effectiveness of our solutions for our customers. We measure the effectiveness of our research and development by metrics including product unit cost, efficiency, reliability, power output, and ease of use.

We have a strong research and development team with wide ranging experience in power electronics, semiconductors, power line communications and networking, chemical, mechanical and software engineering. In addition, many members of our research and development team have expertise in solar technologies. As of December 31, 2025 our research and development organization had a headcount of 887 employees.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2025, SolarEdge has 518 issued patents worldwide and 219 patent applications pending for examination. A majority of our patents relate to DC power optimization and DC to AC conversion for alternative energy power systems, power system monitoring and control, battery technology and management systems. Our issued patents are scheduled to expire between 2026 and 2044.

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

Competition

The markets for our smart energy and PV products are competitive, and we compete with providers of smart energy solutions, as well as manufacturers of other PV systems. The principal areas in which we compete with other companies include:

•	product and system performance and features;

•	total cost of ownership (TCO);

•	reliability and duration of product warranty;

•	customer service and support;

•	breadth of product line;

•	technological expertise;

•	brand recognition;

•	local sales and distribution capabilities;

•	compliance with applicable certifications and grid codes;

•	ability to optimize for various electricity tariffs and grid service plans;

•	product safety features;

•	implementation of AI features and solutions;

•	size and financial stability of operations; and

•	size of installed base.

Recent market trends show an increased focus on safety features in rooftop installations, and the emergence of standards that are evolving to address such concerns. In particular, the rapid shutdown (RSD) standards in the US market, have led to the introduction of module-level rapid-shutdown devices from our competitors. We believe the existence of rapid shutdown capabilities built into our Power Optimizers positions us well in this regard, and serves as a competitive advantage. Additionally, we have seen PV module manufacturers introduce larger PV modules with higher power and current levels. This market trend, which comes as a result of PV cell manufacturers introducing larger cell sizes, bi-facial modules, as well as different module build configurations and materials, leads to market interest in higher power rating Power Optimizers, micro inverters, and other MLPE devices. The increasing demand for storage and battery solutions, in both existing and new sites, is an additional noteworthy market trend which is expected to increase the attachment rate of storage to PV installations in the coming years.

Our DC optimized residential system competes principally with solutions from traditional inverter and battery manufacturers, such as Sungrow Power Supply Co., Ltd., Huawei Technologies Co. Ltd., Sigenergy Technology Co., Ltd., and SMA Solar Technology AG., as well as from other, mostly Chinese inverter manufacturers. In the North American residential market, we compete with manufacturers such as Tesla Inc. with traditional string-based solutions, as well as microinverter manufacturers such as Enphase Energy, Inc. In addition, there are several new entrants to the MLPE market, including low-cost Asian manufacturers; as well as software-based energy management solution providers, mainly in the European market.

Our DC optimized C&I and optimized utility systems compete with solutions from traditional providers of string inverters and batteries, such as SMA Solar Technology AG, Sungrow Power Supply Co., Ltd. Huawei Technologies Co. Ltd, Sigenergy Technology Co., Chint Power Systems America, as well as other C&I battery providers. Our energy management solution also competes with software-based energy management and operations and management platforms and similar platforms by our traditional competitors.

We believe that our DC optimized inverter and battery solutions, alongside our energy management, monitoring, design, and load control functions offer significant technology and cost advantages that reflect a competitive differentiation over traditional inverter systems and microinverter technologies, as well as over software-only solution providers.

Government Incentives

U.S. federal, state, and local government laws, regulations, and bodies as well as non-U.S. government bodies, provide incentives to owners, end users, distributors, and manufacturers of PV and BESS systems to promote solar electricity in the form of rebates, tax credits, lower VAT rate and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation, and exclusion of PV systems from property tax assessments. The market for on grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary from time to time by geographic market.

In August 2022, the U.S. government enacted IRA, which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore had positive impacts on our business and operations along with the overall U.S. solar market. Some of the applicable provisions in the IRA that are positively impacting the market for renewable energy include the extension of 48E, the tech-neutral investment tax credit (“ITC”), and 45Y, the tech-neutral Production Tax Credit (“PTC"). The IRA includes incentives for residential and commercial solar customers and developers through the inclusion of ITCs for qualifying energy projects of up to 30% with a potential to gain further bonus credits such as through the utilization of Domestic Content.

Section 45X of the Internal Revenue Code (the “Code”), as enacted by the IRA, offers Advanced Manufacturing Production Tax Credits (“AMPTC”s or “45X Credits”) that incentivize the manufacturing of eligible components within the U.S. In light of such incentives, in addition to the benefits to some of our U.S. customers, under the IRA, the  Company established manufacturing capabilities in the U.S. in 2023, and further expanded such capabilities in 2024 and 2025. On October 24, 2024, regulations concerning the application of Section 45X were published by the U.S. Treasury Department which contain detailed rules concerning eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and 2025, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components. Because these provisions both extend existing law and create new law, guidance concerning their implementation continues to be published by the U.S. Treasury Department and the Internal Revenue Service.

To the extent that tax benefits or credits may be impacted through new regulation, issued guidance, interpretation, or by new laws passed by Congress, our business could be disadvantaged or advantaged. We continue to monitor the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers.

Impact of the H.R.1 on U.S. Tax Incentives

On July 4, 2025, H.R.1, was enacted into law (“H.R.1.” or the “OBBBA”) introducing amendments to the clean energy tax credits contained in the IRA. The IRA provides energy tax credits that are significant to SolarEdge and its U.S. based customers, and material changes thereto could materially and adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition.

H.R.1 accelerates the phase-out timeline for certain credits, eliminates the 25D credit, and imposes new eligibility criteria. H.R.1 does not shorten the term of 45X Credits. Among other changes, H.R.1 shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, used by customers of SolarEdge who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. However, H.R.1 also includes a 12-month period in which such customers can begin construction, giving them four years to complete their projects. Projects begun after twelve months from enactment of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 eliminates the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products. H.R.1 also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic content threshold, up from 40%. Since January 1, 2026, such threshold was increased to 50% and shall thereafter be further increased by 5% on an annual basis until and including 2029.

In addition, H.R.1 introduced new Foreign Entity of Concern (“FEOC”) requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions require threshold percentages of non FEOC components that increase over time, beginning January 1, 2026. Currently, We manufacture components aimed to help our customers meet their non-FEOC percentage requirements. However, if Treasury were to release new rules or guidance that impact our ability to provide components with non-FEOC percentages towards their total requirement, our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, as of January 1, 2026, in order to receive the 45X Credit manufacturers must also reach a required percentage of non-FEOC content in their manufactured components.

On February 12, 2026, the U.S Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R. 1 related to the Prohibited Foreign Entity rules (PFE) enacted in H.R. 1..Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE.  This guidance provides answers to several compliance questions related to the Company’s 45X Credit material assistance calculations and its customers 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, impending Notice of Proposed Rule and Final Rule on this same topic expected later this year could create challenges for the Company to meet the FEOC requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations and cash flows.

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

We have relocated our contract manufacturing to the United States, where we manufacture the vast bulk of our products. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. Certain critical subcomponents for our products are still sourced from outside the United States. The escalation in trade tensions or the implementation of broader tariffs, trade restrictions or other measures on our products or components or subcomponents originating from countries outside of the United States, could adversely impact our ability to source necessary components or subcomponents, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. In addition, retaliatory measures from other countries on products originating from the United States for export could adversely impact our ability to sell our products at competitive prices in such countries. Certain of the subcomponents used in our products are being imported to the United States from China, which may be subject to significantly increased tariffs. In light of the aforementioned, we continue to adjust our supply chains and are exploring alternative suppliers, however, there is no assurance that we will be successful in identifying suitable alternatives, or that such alternatives, if identified, will not result in increased costs or reduced operational efficiency.

The U.S. administration has announced proposed tariffs on products manufactured abroad that are intended to be sold in the U.S. market. Certain other countries have announced reciprocal and retaliatory measures for imports from the U.S. We continue to monitor how this situation could affect our global business operations and manufacturing in various jurisdictions. To the extent that our products or imported components could be subject to U.S. tariffs, our business could be adversely disadvantaged. The U.S. administration has also proposed imposed tariffs on the import of certain goods from China and other countries, which, if implemented could disadvantage some of our competitors.

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

Sustainable, Responsible and Transparent Business Practices

During 2025, we continued making progress on our commitment to corporate social responsibility (“CSR”) performance and disclosure. Our CSR practices are guided by our mission of furthering our business to accelerate the move to a low-carbon world, powered by a decentralized, distributed, interconnected energy network, where electricity is generated, stored, managed and used in the most optimal manner. We have crafted a comprehensive sustainability strategy spanning various CSR matters. Our seventh annual Sustainability Report, published in 2025, was prepared in reference to leading global sustainability disclosure standards, GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board). Our sustainability strategy includes the following pillars:

•	Powering Clean Energy: Accelerating the uptake of clean energy, delivering new smart energy, innovative solutions and improving the lifecycle impacts of our products.

•
Powering People: Maintaining leading responsible employment practices, upholding human rights and investing in communities. In 2025, we continued to enhance our responsible employment practices, focusing on safety and on employee growth and development.

•	Powering Business: Maintaining and reinforcing ethical conduct throughout our value chain, improving the efficiency of our resource consumption, and ethical sourcing of raw materials and components.

We believe that our sustainability strategy aligns directly with 10 United Nations Sustainable Development Goals (SDGs), and our products and activities are most critical to achievement of SDG #7, Affordable Clean Energy.

Human Capital

We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2025, we had 3,576 employees (full time and part time). Of these employees, 887 were engaged in research and development, 399 in sales and marketing, 1,935 in operations, production, quality and reliability, and support, and 355 in general and administrative capacities. Of our employees, 2,134 were based in Israel, 424 were based in India, 355 were based in the U.S., 432 were based in Europe, and 231 were based in the remaining countries in which we operate, including Thailand,  Vietnam, Australia, and others.

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

Leadership, Training and Development: We aim to provide our employees with advanced professional and development skills, so that they can perform effectively in their roles and build their capabilities and career prospects for the future. Our primary focus is on creating collaborative, internal learning experiences that support employee development and organizational objectives. We provide advanced professional training for sales, research, and development, and other functional teams through an annual training program. On an individual basis, we may offer formal learning opportunities through external educational resources when aligned with our business priorities.

Corporate Social Responsibility: We strive to offer equal opportunities in all roles, supporting  and equal pay in accordance with equal opportunity laws.

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

Corporate Information

We were incorporated in Delaware in 2006. Our principal executive offices are located at 1 HaMada Street, Herziliya Pituach, 4673335, Israel and our telephone number at this address is 972 (9) 957-6620. Our website is www.solaredge.com.

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

We face risks related to our business and our industry, including those related to:

•	Our ability to be profitable in the future.
•	The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects.
•	Changes in tax laws, tax treaties, and regulations or the interpretation of them, including the IRA and the H.R.1;
•	Changes in the global trade environment, including the United States trade environment, such as the increase or imposition of import tariffs;
•
Fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated, and our ability to accurately forecast customer demand.

•	Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns.
•	Changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures.
•	The impact of declines in the retail price of electricity derived from the utility grid or from alternative energy sources.
•	The impact of increases in interest rates or tightening of the supply of capital on the ability of end-users to finance the cost of a PV system.
•	Interest rates and supply of capital in the global financial markets in general and in the PV market specifically;
•	The impact of increased competition, including introductions of power optimizer, inverter, EV chargers, batteries and PV system monitoring products by our competitors.
•	Our reliance on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected.
•	Developments in alternative technologies or improvements in distributed solar energy generation.
•	The cyclicality of the solar industry.
•	Defects or performance problems in our products.
•	Our dependence on a small number of outside contract manufacturers, including difficulties increasing production with new contract manufacturers.
•	Any delays, disruptions, or quality control problems in our manufacturing operations.
•	Our dependence on a limited number of suppliers for key components and raw materials in our products to adequately meet anticipated demand.
•	changing political and geopolitical conditions could adversely impact our business and financial results.
•	changes in our geographic footprint or product and service offerings may subject us to additional business, operational, financial, competitive and compliance risks;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers.
•	Mergers in the solar industry among our current or potential customers.
•	Our ability to implement our new ERP system;
•	We have discontinued our e-Mobility business, energy storage business, and PV Tracker business, resulting in the write-off of tangible and intangible assets.
•	Our ability to successfully operate our global operations with a reduced work force.
•	Our ability to recognize expected benefits from cost reduction and restructuring.
•	Any unauthorized access to, disclosure, or theft of confidential or personal information we gather, store, or use.
•	Attempts by third parties, our employees, or our vendors to gain unauthorized access to our network or seek to compromise our products and services.
•	Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.
•	Fluctuations in currency exchange rates.
•	Changing political and geopolitical conditions could adversely impact our business and financial results
•	Changes in our geographic footprint or product and service offerings may subject us to additional business, operational, financial, competitive and compliance risks.
•	The loss of key executives, and our ability to retain key personnel and attract additional qualified personnel.
•
Disruption to our business operations due to the evolving conflict in Israel and other conditions in Israel that affect our operations and may limit our ability to develop, produce and sell our products.

•	The tax benefits that are available to us under Israeli law that require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.
•	Difficulties in enforcing a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel, or to serve process on our officers and directors.
•	Our dependence on ocean transportation to deliver our products in a timely and cost-efficient manner.
•	Fluctuations in global currency exchange rates.
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
•
We are subject to stringent and changing data privacy and security laws, rules, regulations and other obligations. These areas could damage our reputation, deter current and potential customers, affect our product design, or result in legal or regulatory proceedings and liability.

•	Existing electric utility industry regulations and changes to regulations, which may present technical regulatory, and economic barriers to the purchase and use of PV systems.

We face risks related to intellectual property, including those related to:

•	Our ability to protect our intellectual property and other proprietary rights.
•	Any claims by third parties that we are infringing upon their intellectual property rights.
•	Any claims for remuneration or royalties for assigned service invention rights by our employees.
•	The impairment of our goodwill or other intangible assets.

We face risks related to our Notes and the ownership of our common stock, including those related to:

•	Volatility of our stock price.
•	Provisions in our certificate of incorporation and by-laws that may have the effect of delaying or preventing a change of control or changes in our management.
•	The forum selection clause contained in our certificate of incorporation.
•	Our ability to raise the funds necessary to settle conversion of our convertible senior notes or Notes in cash or to repurchase the Notes upon a fundamental change.
•	Our ability to raise additional capital to execute on our current or future business opportunities.
•	Our lack of plans to pay any cash dividends on our common stock in the foreseeable future.

Risk Factors

Risks related to Our Business and Our Industry

Our ability to be profitable in the future.

We incurred a net loss of $405.4 million for the year ended December 31, 2025 and net loss of $1,806.4 million for the year ended December 31, 2024. Beginning in the third quarter of 2023, we experienced a slowdown in the demand for our products and during the second part of the third quarter of 2023, we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. We continued to experience a slowdown in demand for our products throughout the year ending December 31, 2024. Despite a prolonged softness in demand, in the year ending December 31, 2025, we have seen an increase in sales due to more normalized channel inventory in both the United States and in Europe.

In the future, our revenues may not grow at the pace we anticipate, or may decline for a number of reasons, many of which are outside our control, including a decline in demand for our products, a decrease in the growth of the solar industry, disadvantageous changes to tax law, tax treaties, regulations, and guidance and interpretations related thereto, and business and industry trends including component shortages, increased competition, and supply chain disruptions due to ocean freight capacity, shipping times and port congestions as well as other macroeconomic conditions in our domestic and international markets, inflation concerns, rising interest rates and recessionary concerns, or our failure to continue to capitalize on growth opportunities. If we fail to maintain sufficient revenue to support our operations, we may not be able to reach or sustain profitability.

In addition, we expect to incur additional costs and expenses related to the continued development, divestiture from businesses, expansion of our business, ongoing marketing, developing our products, development of our own manufacturing facilities, expanding into new product markets, maintaining and enhancing our research and development operations and hiring additional personnel. We do not know whether our revenues will grow rapidly enough to absorb these costs, or the extent of these expenses or their impact on the results of our operations.

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

The viability and demand for our products and services may be affected by many factors beyond our control, including:

•	cost competitiveness, reliability and performance of PV systems compared to conventional and non-solar renewable energy sources and products;
•	competing new technologies at more competitive prices than those we offer for our products and services;
•	policy change and the introduction of tariffs affecting the manufacture or sale of our products;
•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;
•	the extent of deregulation in the electric power industry and broader energy industries to permit broader adoption of solar electricity generation;
•	prices of traditional carbon-based energy sources;
•	adoption of our solutions by installers, system owners and solar financing providers;
•	the ability of prospective system owners to obtain long-term financing for PV installations based on our product platform on acceptable terms or at all;
•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and
•	the emergence, continuance or success of, or government support for, other alternative energy generation technologies and products.

Changes in tax laws, tax treaties, regulations, guidance or the interpretation of them, including the Inflation Reduction Act and the OBBBA

National, state and local government bodies in many countries, including the United States, have provided incentives in the form of rebates, tax credits, feed-in tariffs and others to manufacturers, system owners, distributors and installers of PV systems and battery energy storage systems.

In August 2022, the IRA was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits, for solar energy, that are significant to the Company and its U.S. based customers. On July 4, 2025, H.R.1 was enacted into law, introducing amendments to clean energy tax credits contained in the IRA. The H.R.1 accelerates the phase-out timeline for our customers' tax credits and imposes new eligibility criteria for the Company and our customers.

The Company has invested significant resources in establishing our manufacturing presence in the U.S. to benefit from the incentives available under the IRA, including tax credits available to us for manufacturing in the U.S. and tax credits available to certain of our U.S. customers. The Company established manufacturing capabilities in the U.S. in 2023 and further expanded such capabilities in 2024 and 2025. Moreover, we incorporate into our financial planning and agreements with our customers and suppliers certain assumptions regarding U.S. tax incentives. Material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition.

Section 45X of the Code, as enacted by the IRA, offers AMPTCs that incentivize the manufacturing of eligible components within the U.S. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. H.R.1 preserved the length of the term of such AMPTCs.

Among other changes, H.R.1 shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, available to the Company’s customers, who are engaged in TPO models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. H.R.1 also includes a 12-month window in which such customers can begin construction, giving them four years to complete their projects. Projects begun after twelve months from enactment of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 also amended the domestic content bonus credit rules for Section 48E projects: projects commencing construction after June 16, 2025 must meet a 45% domestic content threshold, up from 40%, must meet a  50% threshold from and after January 1, 2026, and the threshold thereafter increases by 5%  on an annual basis until 2029. H.R.1 eliminated the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

H.R.1 has also introduced new FEOC requirements including for Sections 45X, 45Y, and 48E of the Code. These restrictions will require threshold percentages of non-FEOC material assistance that increase over time, for projects that begin on or after January 1, 2026. On July 7, 2025, the President issued an Executive Order titled “Ending Market Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources.” In response, on August 15, 2025, the U.S. Treasury Department released IRS Notice 2025-42, its first set of guidance for H.R. 1 related to beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 MW to utilize the 5% safe harbor method, it kept in place the offsite physical work test method for all size projects.

On February 12, 2026, the U.S Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R.1 related to the Prohibited Foreign Entity rules (PFE) enacted in H.R. 1..Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE. This guidance provides answers to several compliance questions related to the Company’s 45X Credit material assistance calculations and its customers 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, impending Notice of Proposed Rule and Final Rule on this same topic expected later this year could create challenges for the Company to meet the FEOC requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations and cash flows.

We expect that the AMPTCs will be phased out by the end of 2031. Reductions in AMPTCs, without an offsetting reduction in our manufacturing costs, would adversely affect our results of operations and cash flows, and have an adverse impact on our gross margin, which may include transitioning into a gross loss. Such reductions may cause us to consider modifying the geographical footprint of our manufacturing to reduce our costs, which would require significant resources of the Company, and could adversely affect our competitiveness, business and financial condition.

Unfavorable regulatory treatment, guidance, interpretation, expiration of or changes to the benefits made available, which we relied upon in structuring certain projects and investments, or any adverse impacts on our ability to increase production in the U.S. in a timely manner to benefit from the incentives available under the IRA and H.R.1., could adversely impact our business and financial condition.

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

Our revenues are primarily derived from products utilized in PV installations. Thus, our future success depends on continued demand for solar energy solutions and our ability, and the the ability of vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers, businesses, or utilities will adopt PV systems as an alternative energy source at levels sufficient to grow our business. If demand for solar energy solutions fails to continue to develop sufficiently, demand for our products and services will decrease, resulting in an adverse impact on our ability to increase our revenue and grow our business.

Additionally, there is fluctuating demand for solar energy solutions and we manufacture our products according to our estimate of future customer demand. We have experienced, and may in the future continue to experience, excess or shortages of product inventory as a result. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. As we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect or incomplete, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments with most of our distributors or end customers, and our sales are generally made by purchase orders that may be canceled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

The cancellation or deferral of product orders, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. For example, in the second part of 2023, the solar industry began to experience a downturn, particularly in Europe, and we experienced substantial unexpected cancellations and push outs of existing backlog from our European distributors. This was a result of operational challenges in the later part of 2022, followed by record level shipments in the first half of 2023, slowing market demand in the third quarter of 2023, and which continued through the year ending December 31, 2024, as distributors began to experience financial challenges. In November 2025, Posigen, Inc., a customer of ours, announced that it filed for Chapter 11 bankruptcy in the Southern District of Texas, following a major liquidity crisis, leading to cancellations of orders. Some of our customers and some installers who purchase our products from distributors have shown signs of financial distress and some have requested and received extended payment terms or loans from us. Additionally, uncertainty related to changes in tariffs, trade policies, legislation, and guidance including from H.R.1, may further contribute to market volatility and adversely impact customer demand for our products, pricing and our financial performance. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements.

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

In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S., Europe, and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

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

Decreases in the retail prices of electricity from the utility grid, or other renewable energy resources, would make the purchase of PV systems less economically attractive and would likely lower sales of our products. The price of electricity derived from the utility grid could decrease as a result of:

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

Moreover, technological developments in the PV and solar components industry could allow our competitors and their customers to offer electricity at lower costs than those that we can offer to our customers, which could result in reduced demand for our products. If the cost of electricity generated by PV installations incorporating our systems is high relative to the cost of electricity from other sources, our business, financial condition, and results of operations may be negatively impacted.

An increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a PV system and could reduce the demand for smart energy products and thus the demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to develop, build, or purchase a PV system. An increase in interest rates or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or the end-users to secure the financing necessary to develop, build, purchase, or install a PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install PV systems as an investment, funding the initial capital expenditure through financing. An increase in interest rates could lower such end-user’s return on investment on a PV system, increase equity return requirements or make alternative investments more attractive relative to PV systems, and, in each case, could cause such end-users to seek alternative investments. During 2022 and 2023, record levels of inflation resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the U.S. Federal Reserve and the European Central Bank, tightened their monetary policies and raised interest rates. Such measures have adversely impacted the demand for our products and may continue if there is a period of sustained heightened inflation.

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizers, EV chargers, inverters, PV system monitoring, batteries and other smart energy products, which could negatively affect our results of operations and market share.

The market for PV solutions is highly competitive and increasing competition may adversely affect our market share, revenues, gross margins, and profitability. We principally compete with traditional inverter manufacturers, microinverter manufacturers, and emerging MLPE technology providers. Our DC optimized inverter system competes with products from these traditional competitors as well as new entrants offering alternative MLPE technologies. Over the last years, several new entrants to the inverter and MLPE market, including low-cost Asian manufacturers, have entered, announced, or expanded into markets in which we sell our products, including, with respect to sales in the U.S., Australia, and in Europe. We expect competition to intensify as new and existing competitors enter the market. Increasing competition is being driven by evolving safety standards, the emergence of higher‑power PV modules, rising demand for storage solutions, and the entry of additional MLPE, inverter, battery, and software‑based energy‑management providers across our key markets, across both our residential and C&I markets.. If these  technologies are successful in offering a price competitive and technological attractive solution to the  PV market, this could make it more difficult for us to maintain market share.

Several of our existing and potential competitors have the financial resources or have received financial resources or benefit from government subsidies or state‑supported financing, in order to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products in order to compete effectively. Specifically, competition from Chinese state owned or financed companies pose pricing pressure on us and may exacerbate regional market volatility. If we have to reduce our prices more than anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

In addition, competitors may be able to develop new technologies or products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of distributed PV power generation, storage solutions, such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production, may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies, processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreases in our revenue, and a loss of market share to competitors.

The solar industry has historically been cyclical and experienced periodic downturns.

Our future success partly depends on continued demand for PV systems in the end-markets we serve, including the residential and commercial sectors in the U.S., Europe and additional international markets. The solar industry has historically been cyclical and has experienced periodic downturns which have affected and may in the future affect demand for our products. The solar industry has undergone challenging business conditions in past years, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. For example, since the second part of 2023, throughout 2024, and throughout 2025 the solar industry experienced a downturn, which persists. This downturn initially led to a large amount of requests to cancel or push out orders during 2023 and into 2024, and the buildup of a significant backlog for our products.In the second half of 2023, throughout 2024, and throughout 2025, with a downturn of the renewable energy demand, some players in the market have announced exiting the solar market and others have shown signs of financial distress. For example, in November 2025, Posigen, Inc., a customer of ours, announced that it filed for Chapter 11 bankruptcy in the Southern District of Texas, following a major liquidity crisis. Some of our customers and some installers who purchase our products from distributors have shown signs of financial distress and some have requested and received extended payment terms or loans from us. There is no assurance that the solar industry will not suffer additional significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

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

Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. In most cases, we offer a 12-year limited warranty for our inverters, extendable to twenty-five years for an additional cost, a 25-year limited warranty for our power optimizers and a 10-year limited warranty for our residential batteries and storage solutions. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions; therefore, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and in some cases we do not have a long history of making such assumptions. These assumptions could prove to be materially different from the actual performance of our systems, or from claims made by installers, customers or end users, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In particular, our commercial CSS-OD batteries are relatively new to the market, and our operational experience in servicing these products is still developing.

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

Changes in our geographic footprint or product and service offerings may subject us to additional business, operational, financial, competitive, and compliance risks.

In 2025, we began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. As such, we are focusing  on markets where we believe we will recognize the most opportunity. We have in the past, and may in the future, evaluate opportunities to leave geographic markets if they are not profitable or expand into new geographic markets and introduce new product offerings and services. We may sell subsidiaries, business, or disengage with product lines in order to further our focus on our core business and as a cost-reduction effort. We may also engage in acquisitions of businesses or product lines with the potential to strengthen and expand our market position, technological capabilities, or provide synergy opportunities.

Throughout the last years, we have divested from certain businesses and markets in order to focus on our core business. In October 2023, the Company decided to discontinue its LCV e-Mobility activity. In November 2024, the Company decided to discontinue its Energy Storage business related to the manufacture of batteries, mainly at our Sella2 location in South Korea in order to focus on the Company's core solar business. On September 4, 2025, as part of the decision to close our Energy Storage Division, we sold our last battery cell manufacturing facility in South Korea. In April 2025, we divested from our PV tracker business, as part of our effort to focus on our core activities. Our divestiture from any market or business has costs, could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. Our divestiture from any geographic markets may involve significant operational, legal, and financial risks. Decisions to discontinue operations in a region—whether due to unfavorable regulatory changes, sustained decreases in demand, macroeconomic deterioration, or shifts in strategic priorities could result in the loss of established customer relationships, impairment of long‑lived assets, and increased costs associated with contract terminations, workforce reductions, or regulatory compliance. Additionally, withdrawal from a market may adversely affect our brand reputation, limit future growth opportunities in that region, and increase the complexity of managing our global operations, any of which could materially and adversely affect our business, financial condition, and results of operations.

Our successful operation in any market, including those we exit, re-enter, or any acquired business, will depend on a number of factors, including our ability to develop solutions to address the requirements of the homeowners, regulators, large commercial and utility-scale PV markets, timely certification of new products for large commercial and utility-scale PV installations, acceptance of power optimizers in PV markets in which they have not traditionally been used, and our ability to manage increased manufacturing capacity and production and to identify and integrate any acquired businesses.

Further, we expect  PV markets and additional markets that we have entered, exited, or may enter into, to have different characteristics from the markets in which we currently sell our products. Our success will depend on our ability to properly adapt to these differences, which include differing regulatory requirements, such as tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, and performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to existing risks, such as fluctuations in the value of foreign currencies and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to successfully develop and introduce new products, successfully integrate acquired businesses, or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to sustain profitability.

We depend upon a small number of outside contract manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers, including difficulties ramping production with new contract manufacturers.

While we manufacture a small portion of our products in Israel, we heavily rely upon our contract manufacturers to manufacture most of our products. We mainly rely on two contract manufacturers. Any change in our relationship or contractual terms with our contract manufacturers, or changes in our contract manufacturers’ ability to comply with their contractual obligations could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. Even though we also manufacture in our facilities in Israel, the expected production volumes will not be sufficient to relieve our significant dependence on our contract manufacturers. In addition, we remain heavily dependent on suppliers of the subcomponents and components needed for our manufacturing.

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

We depend on limited or single source suppliers for certain key components and raw materials used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Any of these limited or single source suppliers could stop supplying, or offering at commercially reasonable prices, our components or raw materials, cease operations or be acquired by, or enter into exclusive arrangements with our competitors. Moreover, we rely on suppliers in China for certain key subcomponents or components, and rising tensions between China and other countries could damage our relationships with these suppliers. It may be difficult to timely identify and/or qualify alternate suppliers on commercially reasonable terms; therefore, our ability to satisfy customer demand may be adversely affected. Transitioning to a new supplier or redesigning a product to accommodate a new component manufacturer would result in additional costs and delays that could harm our business or financial performance.

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

Changing political and geopolitical conditions could adversely impact our business, our financial results, and the global energy market.

Changes in the political conditions in markets in which we manufacture, sell, or distribute our products, as well as changing geopolitical conditions, may be difficult to predict and may adversely affect our business, operations, and financial results. Results of elections, referendums, the implementation of trade restrictions, sanctions or other political processes and pressures in certain markets in which our products are manufactured, sold or distributed have created and could continue to create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, materials, services, capital, data and people between countries. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, variability, and unpredictability in trade relations such as U.S. trade relations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.

For example the conflict that began between Russia and Ukraine in late February 2022 may lead to disruptions to our supply-chain and logistics. Specifically, the conflict may disrupt the transit of goods by train from China to Europe, resulting in an increase in prices of certain raw materials that we use in the manufacture of our products. In addition, the governments of the U.S., the European Union, Japan and other jurisdictions announced sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility and any additional measures or sanctions, as well as the resulting rise in prices of oil and certain raw materials sourced in Russia may disrupt our business and results of operations and/or adversely affect the pricing of our products.

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

In the second half of 2023, throughout 2024, and throughout 2025, with a downturn of the renewable energy demand, some players in the market have announced exiting the solar market and others have shown signs of financial distress. For example, in November 2025, Posigen, Inc., a customer of ours, announced that it filed for Chapter 11 bankruptcy in the Southern District of Texas.. Some of our customers and some installers who purchase our products from distributors have shown signs of financial distress and some have requested and received extended payment terms or loans from us. If these installers and distributors become insolvent or if some of their customers fail to pay our distributors for products sold by such distributors, we may need to write off some of their debt to us and we may suffer harm to our business, financial condition, and results of operations.

Mergers in the solar industry among our current or potential customers may adversely affect our competitive position.

There have been consolidation activities among distributors, large installers, and other strategic partners in the solar industry. For example in SunPower Inc. a solar technology, services and installation company acquired Sunder Energy, a leading residential solar sales company, in September 2025. In November 2025, Sun Power Inc also acquired Ambia Solar, a residential solar installation company. Additionally, in September 2025, Solaris Assets, LLC, and certain of its affiliates acquired substantially all the assets and business operations of Sunnova Energy International Inc., a residential solar and battery storage services company. If consolidations persist in the solar industry, our customers may be impacted, as we may  increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

Our ability to implement our new ERP system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We substantially completed the implementation of our new global ERP system during the fiscal quarter ended June 30, 2025. We are performing our post-implementation activities. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully complete the implementation of  our ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and utilize the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively utilize the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

We have discontinued our e-Mobility business, energy storage business, and PV Tracker business, resulting in the write-off of tangible and intangible assets.

In October 2023, the Company decided to discontinue its LCV e-Mobility activity related to the supply of products to its sole customer, Stellantis. Our e-Mobility business does not have projects in the pipeline, and we do not plan to engage additional customers or generate revenues from the e-Mobility business. We have therefore discontinued this business. In November 2024, the Company announced that it intends to discontinue its Energy Storage business related to the manufacture of batteries, mainly at our Sella 2 location in South Korea in order to focus on the Company's core solar business. On September 4, 2025, as part of the decision to close our Energy Storage Division, we sold our last battery cell manufacturing facility in South Korea. During December 2025, the Company decided to undertake actions necessary to substantially complete the liquidation process of SolarEdge Technologies Korea Co., Ltd. In April 2025, we divested from our PV tracker business, as part of our effort to focus on our core activities.

In the year ended December 31, 2023, we impaired tangible assets including machinery and inventory write-off related to our e-Mobility business. In the year ending December 31, 2024 we impaired goodwill and intangible assets and inventory write-off relating to our and Energy Storage Division. In the year ending December 31, 2025, we impaired our e-Mobility and Energy Storage held-for-sale assets to its fair value and did not impair any goodwill or intangible assets. Any future impairment charges could have a negative impact on our operating results and related financial statements.

Our ability to successfully operate our global operations with a reduced work force

The workforce reductions we have implemented as part of our Restructuring Plans may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, may harm our reputation with current or prospective employees, may cause disruption to our business and result in the loss of institutional knowledge, and may impede the execution of our day-to-day operations and affect our ability to execute our business strategy. Under the Restructuring Plans, the Company reduced its workforce globally, throughout the last two years, through involuntary workforce reductions in order to better align the Company with current market conditions.

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we have, and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. For example, in January, July, and November 2024, as well as January 2025, we announced adoption of a restructuring plan in response to challenging industry conditions, including a reduction in workforce. In 2025, we began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Any unauthorized access to, disclosure, or theft of confidential or personal information we gather, store, or use could harm our reputation and subject us to claims or litigation.

Our business and operations may be impacted by cybersecurity incidents data security breaches and cybersecurity attacks, including attempts to gain unauthorized access to confidential data. We receive, store, and use certain personal information of our employees, customers, and the end-users of our customers’ PV systems. We may also share information with contractors and third-party providers to conduct our business. Although such contractors and third-party providers typically implement encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach, which may also detrimentally affect our business, results of operations, and financial condition. Our end-user product installations are monitored and supported remotely by our SAAS-based monitoring service. Our business, products, and operations may be impacted by attempts to interrupt our monitoring capabilities or attempts to interrupt the normal operation of existing installations, which could also affect electric grid operations. Our business operations, including manufacturing, shipments and sales may be materially impacted by attempts to sabotage the operations. Our ongoing business in all departments is dependent upon digital technology and use of computers for daily use and may be materially affected by attempts to disrupt our networks.

As detailed in Item 1C. - Cybersecurity, we take steps to protect the security, integrity, and confidentiality of our data, products, and the personal information we process; however, we have been subject to cybersecurity attacks, cyber incidents, and other information technology system disruptions in the past and there is no guarantee that inadvertent or unauthorized access, use or disclosure  or cybersecurity incident, in each case, which could have material impact on us, will not occur despite our efforts. As such, while we have not experienced a material cybersecurity incident to date, a material cybersecurity incident could materially affect the integrity of our information systems, products, operations and production, including our ability to produce goods or provide services and our ability to timely and accurately produce financial reports. In addition, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigatory measures.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized third party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business, particularly in light of the European General Data Protection Regulation, the California Consumer Privacy Act, and other state and federal laws in the U.S., and global laws which are already in effect or are coming into effect between 2024 and 2026. If any such unauthorized use manipulation, corruption, loss, or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted, including the inability to render services due to system outages, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers, and have an adverse impact on our business, financial condition and results of operations. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. We may be required to incur significant costs to analyze any such event and to protect against damage caused by these disruptions or security breaches in the future. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.

Attempts by third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services.

Our products and services involve the storage, handling, and transmission of proprietary and other sensitive information. Malicious software such as viruses, software bugs, theft, misuse, defects, vulnerabilities in our products and services, as well as cyber attacks, phishing schemes, and other types of security breaches expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liabilities, including regulatory fines and penalties, as well as reputational harm. We have added new features involving AI to our offerings and internal systems, and features that rely on AI that may be susceptible to unanticipated security threats as our and the market’s understanding of AI-centric security risks and protection methods continue to develop.

Occasionally, we face attempts by others, including our own employees or vendors, to access our networks, to gain unauthorized access through the Internet, introduce malicious software to our information technology (IT) systems, or corrupt the processes of hardware and software products that we manufacture and services we provide. We or our products may be a target of computer hackers, organizations, or malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems or those of our customers or others. Occasionally, we encounter intrusions or attempts at gaining unauthorized access to our network. To date, none of these incidents have resulted in any material adverse impact to our business or operations, although there can be no guarantee that such impacts will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cybersecurity breaches, the integrity and confidentiality of Company and customer data may be compromised as a result of human error, product defects, or technological failures. Cybersecurity breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could subject us to significant costs arising from, among others, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to official inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.

Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.

Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving regulations, which could impose significant costs and obligations on us. This includes actual and pending orders and laws by the U.S. federal government, the European Union and other jurisdictions in which we operate. Emerging regulations may also pertain to the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.

Our evolving AI-related efforts may give rise to risks related to harmful content, inaccuracies, discrimination, intellectual property infringement or misappropriation, violation of rights of publicity, defamation, data privacy, cybersecurity, and other issues. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability (including under new and proposed legislation and regulations), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some uses of AI will present ethical issues and may have broad effects on society. In order to implement AI responsibly and minimize unintended harmful effects, we have already devoted and will continue to invest significant resources to develop, test, and maintain our products and services, but we may not be able to identify or resolve all AI-related issues, deficiencies, and/or failures before they arise. Unintended consequences, uses, or customization of our AI tools and systems may negatively affect human rights, privacy, employment, or other social concerns, which may result in claims, lawsuits, brand or reputational harm, and increased regulatory scrutiny, any of which could harm our business, financial condition, and operating results.

Furthermore, AI technology and services are highly competitive, rapidly evolving, and require significant investment, including technical infrastructure, development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to correctly deploy certain AI technologies is critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and other technical infrastructure operations costs, including network capacity, energy, and equipment costs. Additionally, other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to develop and/or deploy. Other companies may also have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products and services.

The loss of key executives, and our ability to retain key personnel and attract additional qualified personnel

On August 26, 2024, the Company's former Chief Executive Officer, Zvi Lando resigned, and the Board of Directors appointed its former Chief Financial Officer, Ronen Faier to the position of interim Chief Executive Officer. In conjunction with this transition, the Board of Directors also appointed Ariel Porat, formerly the Company’s Senior Vice President of Finance, to serve as Chief Financial Officer. On December 4, 2024, Shuki Nir was appointed as the Company's CEO. On December 31, 2024, Rachel Prishkolnik, the Company's VP General Counsel and Corporate Secretary retired from her position and was replaced by Dalia Litay, the Company's new Chief Legal Officer. On March 3, 2025, Asaf Alperovitz replaced Ariel Porat as the Company's Chief Financial Officer. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge, and any of these outcomes could impede the execution of our day-to-day operations and our ability to fully implement our business strategy. These impacts could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements, any and all of which could in turn adversely impact our business, financial condition, and results of operations.

Disruption to our business operations as a result of the evolving conflict in Israel and other conditions in Israel that affect our operations may limit our ability to develop, produce and sell our products.

Our headquarters and research and development center are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been involved in a number of armed conflicts and the target of terrorist activity, including threats from Gaza, Iran, the Houthi militants in Yemen, Hezbollah militants in Lebanon, Iranian militias in Syria, and others.Additionally, in the second quarter of 2025, Israel and the Islamic Republic of Iran engaged in a 12-day war, which has since stabilized due to a brokered ceasefire.Violence between Hamas and Israel intensified on October 7th, 2023 when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023 the Israeli Government declared that the Security Cabinet of the State of Israel approved a war situation in Israel. Since our headquarters and most of our employees operate from Israel, the state of war has disrupted and is continuing to disrupt our business operations. This situation has impacted the availability of our workforce, as part of our workforce in Israel, where we are headquartered, have been called into active reserve duty. From November 2023, until October 2025, the Houthis, a rebel Shi'a group in Yemen attacked international shipping lanes in the red sea forcing commercial ships to redirect commercial freight traffic away from the Bab al Mandab Strait and the Suez Canal, and find alternative longer and safer travel routes. If this situation continues or intensifies shipment costs and energy prices may increase which in turn may have an impact on the Company as well as on the global economy.

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

In that regard, since the start of the war with Hamas, we have become aware of pressure being placed on our customers not to engage in business with us due to our affiliation with Israel. In addition, foreign policy could be negatively impacted with regard to Israel. If these pressures intensify or continue to occur, they could impact our business with suppliers and customers which could in turn adversely impact our reputation, results of operations or financial condition.

While our offices and facilities are open worldwide, including in Israel, and, to date, we have not had material disruptions to our ability to manufacture and deliver products and services to customers, a reemergence of conflicts in Israel could materially adversely affect our business, financial condition, and results of operations.

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the year ended December 31, 2025 approximately 279 or 13% of our employees in Israel have been called to active reserve duty for varying periods, impacting the availability of our workforce.

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

SolarEdge Technologies Ltd., our Israeli subsidiary ("Israeli Subsidiary") was eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”). Beginning in January 2019, and with respect to its taxable results from 2019 onwards, our Israeli Subsidiary further elected to apply the terms of the Investments Law as per “Preferred Enterprise” (“PE”) or “Preferred Technological Enterprise” (“PTE”). In order to remain eligible for the tax benefits for “Benefited Enterprises” with respect to our Israeli Subsidiary’s taxable results until 2018 and with respect to its taxable results from 2019 for PE or PTE, we must continue to meet certain conditions stipulated in the Investments Law and its regulations, as amended. If these tax benefits are reduced, cancelled, or discontinued, or if we are held to have violated the conditions stipulated in the Law, our Israeli taxable income would be subject, in whole or in part, to regular Israeli corporate tax rates and we may be required to refund any tax benefits that we have already received, plus interest and penalties thereon. The statutory corporate tax rate for Israeli companies is 23% as of January 1, 2018 and onward. Additionally, if we increase our activities outside of Israel through acquisitions or otherwise through our Israeli Subsidiary, our existing or expanded activities might not be eligible for inclusion in existing or future Israeli tax benefit programs. The Israeli government may furthermore independently determine to reduce, phase out or eliminate entirely the benefit programs under the Investments Law, regardless of whether we then qualify for benefits under those programs at the time, which would also adversely affect our global tax rate and our results of operations.

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

We rely on ocean transportation for the delivery of most of our products to our customers, and when unavailable, incompatible with customer delivery time requirements, or when we are unable to accommodate accelerated delivery times due to growing customer volume demands or shipment constraints, we rely on alternative, more expensive air transportation. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to ports and other shipping facilities as a result of epidemics and other factors not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

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

Although our financial results are reported in U.S. dollars, 35.5% of our revenues in the year ended December 31, 2025 were generated in currencies other than the U.S. Dollar. In addition, a significant portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll), the Euro, and other currencies. As detailed in the Foreign Currency Exchange Risk under Item 7A - Quantitative and Qualitative Disclosures About Market Risk, our profitability is affected by movements of the U.S. dollar against the Euro,  the New Israeli Shekel, and, to a lesser extent, other currencies in which we generate revenues, incur expenses and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, New Israeli Shekel, and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

Occasionally, we enter into derivative financial instruments to hedge the exchange rates impacts on our assets, liabilities and certain transactions denominated in Israeli Shekels, Euro, and other currencies.

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

Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. We own a manufacturing facility in Israel and rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in the United States, and to a lesser extent, Vietnam. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, a pandemic or an outbreak of contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

Risks Related to Legal, Compliance and Regulations

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for PV systems and harm our business.

Federal, state, local government laws, regulations, and bodies as well as non-U.S government bodies provide incentives to owners, end users, distributers, and manufacturers of Solar PV and BESS systems to promote solar electricity in the form of rebates, tax credits, lower VAT rates, and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic subsidies and economic incentives, which vary from time to time by geographic market.In general, subsidies and incentives may expire on a particular date, end when the allocated funding is reduced or terminated due to, inter alia, legal challenges, adoption of new statutes or regulations or the passage of time, they often occur without warning.

In August 2022, the IRA was signed into federal law. The IRA provides for, among other things, certain incentives, including certain tax credits, for solar energy, that are significant to the Company and its U.S. based customers. On July 4, 2025, H.R.1 was enacted into law, introducing amendments to clean energy tax credits contained in the IRA. The H.R.1 accelerates the phase-out timeline for our customers' tax credits and imposes new eligibility criteria for the Company and our customers

The Company has invested significant resources in establishing our manufacturing presence in the U.S. to benefit from the incentives available under the IRA, including tax credits available to us for manufacturing in the U.S. and tax credits available to certain of our U.S. customers. The Company established manufacturing capabilities in the U.S. in 2023 and further expanded such capabilities in 2024 and 2025.  Moreover, we incorporate into our financial planning and agreements with our customers and suppliers certain assumptions regarding U.S. tax incentives. Material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition.

Section 45X of the Code, as enacted by the IRA, offers AMPTCs that incentivize the manufacturing of eligible components within the U.S. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. H.R.1 preserved the term of such AMPTCs.

Among other changes, H.R.1 shortens the term of the investment tax credit and production tax credit under Section 48E and 45Y of the Code, available to the Company’s customers, who are engaged in TPO models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. H.R.1 also includes a 12-month window in which such customers can begin construction, giving them four years to complete their projects. Projects begun after twelve months from enactment of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 also amended the domestic content bonus credit rules for Section 48E projects: projects commencing construction after June 16, 2025, must meet a 45% domestic content threshold, up from 40%, must meet a 50% threshold from and after January 1, 2026, and the threshold thereafter increases by 5% on an annual basis until 2029. H.R.1 eliminated the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

H.R.1 has also introduced new FEOC requirements including for Sections 45X, 45Y, and 48E of the Code. These restrictions will require threshold percentages of non-FEOC material assistance that increase over time, for projects that begin on or after January 1, 2026. On July 7, 2025, the President issued an Executive Order titled “Ending Market Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources.” In response, on August 15, 2025, the U.S. Treasury Department released IRS Notice 2025-42, its first set of guidance for H.R.1 related to beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 MW to utilize the 5% safe harbor method, it kept in place the offsite physical work test method for all size projects.

On February 12, 2026, the U.S Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R.1 related to the Prohibited Foreign Entity rules (PFE) enacted in H.R.1. Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE. This guidance provides answers to several compliance questions related to the Company’s 45X Credit material assistance calculations and its customers 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, impending Notice of Proposed Rule and Final Rule on this same topic expected later this year could create challenges for the Company to meet the FEOC requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations and cash flows.

We expect that the AMPTCs will be phased out by the end of 2031. Reductions in AMPTCs, without an offsetting reduction in our manufacturing costs, would adversely affect our results of operations and cash flows, and have an adverse impact on our gross margin, which may include transitioning into a gross loss. Such reductions may cause us to consider modifying the geographical footprint of our manufacturing to reduce our costs, which would require significant resources of the Company, and could adversely affect our competitiveness, business and financial condition. We are actively monitoring the situation and evaluating potential impacts on our financial condition and operational strategy.

Changes to net metering policies may reduce demand for electricity from PV systems and harm our business.

Our business benefits from favorable net metering policies across the  U.S. and some European countries, that allow a PV system owner to pay his or her electric utility only for power usage net of production from the PV system. System owners receive credit for the energy that the solar installation generates to offset energy usage at times when the solar installation is not generating energy. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills if more energy is produced than consumed.

Most U.S. states had adopted some form of net metering. Yet, net metering programs have recently come under regulatory scrutiny in some U.S. states due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers, by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. California’s NEM 3.0, effective April 2023, has significantly reduced export rates and introduced grid fees, resulting in homeowners receiving lower compensation. This is now occurring in additional states such as Arizona, Hawaii, and North Carolina, etc. We cannot be certain that similar programs will not be adopted in other states or that existing programs will not be further modified going forward.

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

We are subject to stringent and changing data privacy and security laws, rules, regulations and other obligations. These areas could damage our reputation, deter current and potential customers, affect our product design, or result in legal or regulatory proceedings and liability.

We process sensitive, confidential or personal data or information in the ordinary course of our business that is subject to privacy and security laws, regulations, industry standards, external and internal policies, contracts and other obligations that govern the collection, processing, storing, transfer, and sharing of such data by us and on our behalf. Concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, including for use in AI technologies, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss or misuse of personal data in our possession or by one of our partners could result in damage to our reputation, regulatory proceedings, disruption of our business activities or increased security or remediation costs and costs related to defending legal claims.

In the United States, federal, state, and local authorities have enacted numerous data privacy and security laws, including for data breach notification, personal data privacy and consumer protection. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, or collectively the CCPA, gives California residents the right to access, delete and opt-out of certain sharing of their personal information, and to receive detailed information about how it is used and shared. The CCPA provides for substantial fines for intentional violation and the law created a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels. Additionally, several states and localities have enacted measures related to the use of AI in products and services. If we become subject to additional data privacy laws, the risk of enforcement action against us could increase.

Worldwide regulatory authorities are also considering and have enacted various laws concerning data protection. The European Union adopted the General Data Protection Regulation, or GDPR, and the United Kingdom similarly adopted the U.K. GDPR, governing the strict handling of personal data of persons within the European Economic Area, or EEA, and the United Kingdom, respectively, including its use and protection and the ability of persons whose data is stored to access, correct, and delete such data about themselves. Additionally, Europe’s Network and Information Security Directive, or NIS2, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector. Non-compliance with NIS2 may lead to administrative fines. If we are found not to comply, we could be subject to monetary fines, penalties, reputational damage, damage to our financial condition, and operating results.

Statutory fines under U.S. or worldwide regulations may be imposed on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Statutory fines under U.S. or worldwide regulations may be imposed on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices, and to those of any third parties that process personal data on our behalf.

Existing electric utility industry regulations and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of PV systems, that may significantly reduce demand for our products or harm our ability to compete. In addition, determinations of various regulatory bodies regarding lack of compliance with certifications or other regulatory requirements, could harm our ability to sell our products in certain countries.

Federal, state, local, and foreign government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services, and could deter purchases of PV systems sold by our customers, significantly reducing the potential demand for our products. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to use PV systems sold by our customers and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by PV systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, could require the price of PV systems and their component parts to be lower in order to compete with the price of electricity from the electric grid.

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the U.S., Europe, or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government or internal utility regulations and policies that favor electric utilities could reduce the competitiveness of PV systems sold by our customers, causing a significant reduction in demand for our products and services. In addition, changes in our products or changes in export and import laws and implementing regulations may delay the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether, resulting in a material adverse effect on our business, financial condition, and results of operations.

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

Our competitors and other third parties hold numerous patents related to technology used in our industry. Occasionally, we may also be subject to claims of intellectual property right infringement and related litigation, and, as we gain greater recognition in the market, we face a higher risk of being the subject to claims of violation of others’ intellectual property rights. For example, in July 2022, we were served with a complaint by Ampt, LLC filed with the International Trade Commission pursuant to Section 337 of the Tariff Act of 1930, as amended and the District Court for the District of Delaware alleging patent infringement against the Company and its subsidiary SolarEdge Technologies Ltd. In May 2023, we entered into a settlement agreement under which the parties agreed to dismiss all proceedings related to the complaints and the parties have granted each other 10-year cross-licenses for certain intellectual property.

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

Following the latest impairment recorded during 2024, goodwill and other intangible assets totaled approximately $57.3 million, or approximately 2.6% of our total assets, as of December 31, 2025. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets, which include complex, and often subjective, assumptions and estimates. These assumptions and estimates can be affected by a variety of external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations (see Notes 9 and 10 of the financial statements for additional information).

Risks Related to our Notes and the Ownership of Our Common Stock

Our stock price has been, and may continue to be, subject to significant volatility.

Our common stock price during the year ended December 31, 2025, ranged from $11.00 to $48.60 per share. As further detailed in the Performance Graph in Item 5 below, the price of our Common Stock in 2025 was highly volatile and may fluctuate in response to our results of operations in future periods or due to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. We have been subject to securities class action litigation as a result of our stock price volatility, which could result in substantial cost and diversion of our management’s attention from other business concerns, which could seriously harm our business.

Among other factors that could affect our stock price are:

•	the addition or loss of significant customers or suppliers;
•	changes in laws or regulations applicable to our industry, products or services;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act and the OBBBA;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	changes, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications;
•	changes in the popularity of solar energy or renewable energy in general;
•	speculation about our business in the press or the investment community;
•	price and volume fluctuations including due to general macro-economic and geopolitical changes and developments in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our significant stockholders, officers and directors;
•	the expiration of contractual lock-up agreements;
•	success of competitive products or services;
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

Our certificate of incorporation and by-laws contain provisions that could depress the trading price of our common stock by discouraging, delaying, or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe advantageous. These provisions include:

•	authorizing “blank check” preferred stock that our board of directors could issue, to increase the number of outstanding shares, to discourage a takeover attempt;
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

We may not have the ability to raise the funds necessary to settle conversion of our Convertible Senior Notes or Notes 2029 in cash or to repurchase the Notes 2029 upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or to repurchase the Notes 2029.

Holders of our Notes 2029 have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the Indenture governing our Notes 2029) at a repurchase price equal to 100% of the principal amount of the Notes 2029 to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes 2029, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes 2029 being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes 2029 surrendered or Notes 2029 being converted. In addition, our ability to repurchase the Notes 2029 or to pay cash upon conversions of the Notes 2029 may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such Notes 2029 or to pay cash upon conversion of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes 2029 or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes 2029 or make cash payments upon conversion of the Notes 2029.

We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.

We believe that cash provided by operation activities, as well as our cash and cash equivalents, restricted cash and available for sale marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt. However, we may need to raise additional capital or debt financing to execute on our current or future business strategies, including to:

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 1C. Cybersecurity

Cyber security risk is an area of increasing focus for our Board, particularly as an increasingly significant part of our operations rely on digital technologies. As a result, we have implemented a cyber security program to assess, identify, and manage risks from cyber security threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems and products. This program has been integrated into the Company’s enterprise risk management processes.

We design and assess our cybersecurity program based on the NIST Cybersecurity Framework (CSF) and industry best practices. We do not claim to comply with any technical standards, specifications, or requirements by using these frameworks. They are guides that help us to deal with the cybersecurity risks that are relevant to our business.

Our cybersecurity program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across legal, compliance, operational, and financial risk areas. To this end, we have implemented a cybersecurity program that includes the following elements:

▪	A Chief Information Security Officer (CISO) responsible for developing and maintaining our administrative, technical, and physical cybersecurity controls.
▪	Periodic assessments designed to identify material cybersecurity risks to our critical systems and information.
▪	A Security Operations Center (SOC) to monitor our critical infrastructure and execute immediate, human-led responses to confirmed and suspected cyber security threats.
▪	External technology and security providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity program.
▪	External technology and security tools, where appropriate, to identify and mitigate threats.
▪	Cybersecurity awareness training for employees.
▪	A third-party risk management process and questionnaire for certain service providers and vendors who access sensitive information.
▪	A retained, trained incident response team and written procedures to navigate incident response lifecycles.
▪	Periodic cyber security drills designed to simulate potential cyber events and test our detection, response, and recovery capabilities.

In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other cybersecurity incidents. However,based on the information that we have to date, we have not identified risks from known material cybersecurity threats, including any prior cybersecurity incidents, that have materially affected the Company, including our operations, business strategy, results of operations, or financial condition. As of the date of this Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks or cyber incidents in the future. There can be no guarantee that our policies, programs and controls, and those of our third-party vendors, including those described in this section, will be sufficient to protect our information, information systems, products, or other property. Additional information on cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” which should be read in conjunction with the foregoing information.

Risk Management and Strategy

While we follow product cybersecurity best practices and comply with mandatory standards and regulations, our products and information systems are potentially subject to cyber risks of data leakage, privacy concerns, interrupted availability, and operational damages, including to customers and third parties. To protect our products and information systems from cybersecurity threats, we use various security controls and processes that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, periodic cyber testing, code scanning and ongoing attack surface monitoring, threat intelligence monitoring, other monitoring and detection tools, and a coordinated vulnerability disclosure program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. Any reported vulnerability is analyzed and dealt with in accordance with its risk level and mitigation options.

As part of our program to mitigate risk from cyber security threats, the Company actively evaluates and refines its cyber security tools and processes with the intention of reducing cyber security risks and aligning with the National Institute of Standards and Technology Cyber-security Framework for risk management. Features of our cybersecurity program include:

◦	Processes designed to comply with information security standards and privacy regulations, including the European Union's General Data Protection Regulation.
◦	Maintenance of an ISO 27001 Information Security Management Standard certification.
◦	Implementation of a variety of security controls, such as firewalls, endpoint detection tools and intrusion detection systems.
◦	Protection against Denial-of-Service attacks which prevent legitimate use of our services.
◦	Security events monitoring in a third party security operations center.

◦	Development of incident response policies and procedures designed to initiate remediation and compliance activities in a timely manner.
◦	Implementation of data loss prevention tools.
◦	Implementing an ID management system to enforce granular role-based access controls.
◦	Integration of granular access controls at the network level.
◦	Performing penetration testing on products and networks.
◦	Administration of a phishing awareness program and an employee security training periodically and as part of onboarding.
◦	Engagement with a third-party, independent cyber security firm to conduct cyber security assessments of our systems and procedures.
◦	Employment of a responsible disclosure policy designed to help identify and fix any potential flaws in the company’s services or products.

Third Party Cybersecurity Oversight

We have implemented governance processes designed to monitor, evaluate, and mitigate security risks that may arise from a relationship with a third party vendor, partner, or customer. These security measures include:

◦	Vendor security assessments - Evaluating the cybersecurity protections that key vendors employ, prior to and during engagement.
◦	Insurance risk assessments - Conducted by our insurance providers in order to evaluate cybersecurity related exposure.
◦	Operational Technology Security - Implementing security measures within some of our manufacturing facilities to enhance our cybersecurity protection.
◦	Secure customer data management - Solutions designed to safeguard customer data integrity and critical systems' integrity.

We engaged a well-known external firm to audit our compliance with the European Union's NIS 2.0 Directive (the Directive on Security of Network and Information Systems). This audit is being conducted to confirm that our cybersecurity practices align with the latest regulatory requirements and best practices for managing the security of critical infrastructure and services. The Technology and Cyber Committee receives periodic reports from management on our cybersecurity program and risks. In addition, management updates the Technology and Cyber Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Technology and Cyber Committee reports to our Board regarding its risk management functions, including those related to cybersecurity.

Governance & Oversight

The Board has delegated primary oversight of the our risks from cybersecurity threats to the Technology and Cyber Committee. Our management team, including our CISO, provides quarterly updates to our Technology and Cyber Committee and annually to the full Board regarding our cyber security activities and other developments impacting our digital security. We have protocols by which certain cyber security incidents are escalated within the Company and, where appropriate, reported to the Board and the Technology and Cyber Committee in a timely manner.

At the management level, our CISO, who reports to our Chief Information Officer, is responsible for overseeing the assessment and management of our material risks from cyber security threats.  Our CISO has extensive experience and knowledge in cyber security as a result of 20 years of experience of varied cybersecurity experience across various industries and domains. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of emerging cybersecurity threats. Our cybersecurity team is also informed of any potential Cyber security incidents through reports and alerts from retained cyber threat intelligence firms.

ITEM 2.  Properties

Our corporate headquarters are located in Herziliya Pituach, Israel.

Leased Offices and R&D Laboratories

As of December 31, 2025, we lease office, testing, and product design facilities in Israel. In May 2021, we signed a long-term lease agreement for the development of a 38,000 square meter campus, to be built on 16,500 square meters of land, in the central area of Israel. The campus, which is scheduled to be completed in by the end of 2026, will replace our current headquarters in Herziliya, Israel. In November 2025, we amended our agreement with Azrieli Group Ltd., the developer of our new campus, to reduce the leased area by approximately 40%.

In addition to our leased properties in Israel, we lease offices and lab facilities in California, Nevada, Germany, Netherlands, Italy, China, France, Australia, the United Kingdom, Japan, India, Bulgaria, Taiwan, Korea, Brazil, Spain, Vietnam, and Poland.

Manufacturing

We outsource most of our manufacturing to our manufacturing partners. We have our own manufacturing facility, Sella 1 (which property is leased), in the North of Israel.  On September 4, 2025, as part of the decision to close our Energy Storage Division, we sold our last battery cell manufacturing facility in South Korea.

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

On February 7, 2024, the Court consolidated the two actions (the "Consolidated Securities Litigation"), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed Plaintiffs to again amend their complaint, and they filed a Second Amended Complaint on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4, 2024 order. On April 7, 2025, the Court issued an order granting in part the second motion to dismiss, dismissing all allegations except those characterizing inventory levels as “low” and those relating to demand in Europe.  Lead Plaintiffs filed a motion for class certification on October 17, 2025, and Defendants filed their opposition on January 16, 2026.  Plaintiffs’ reply is due on February 20, 2026.  Fact discovery is ongoing.

On March 15, 2024, Abdul Hirani filed a purported derivative complaint in the U.S. District Court for the Southern District of New York against certain current and former SolarEdge executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne. The Hirani complaint makes largely the same allegations as those in the Consolidated Securities Litigation. The Hirani complaint brings claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) securities fraud under Section 10(b) of the Exchange Act. The complaint seeks compensatory and punitive damages, interest, attorneys’ fees, and other relief.

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint in the U.S. District Court for the Southern District of New York against the same defendants as those named in the Hirani complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb complaint makes largely the same allegations as those in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case (the “Consolidated Derivative Action”). On September 9, 2024 the parties agreed to stay the Hirani and Blaufarb actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. Following the decision granting in part and denying in part the motion to dismiss the Second Amended Complaint in the Consolidated Securities Litigation, the parties entered into a new stipulation on June 20, 2025, staying this consolidated derivative action through the close of fact discovery in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint in the U.S. District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Action. The Isaac complaint makes largely the same allegations as those in the Consolidated Securities Litigation. It also pleads the similar counts to the Consolidated Derivative Action, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief. The parties filed a stipulation on June 30, 2025 agreeing to stay the Isaac matter through the close of fact discovery in the Consolidated Securities Litigation.

On May 22, 2025, Mike Maddox (“Maddox”) filed a purported derivative complaint in the U.S. District Court for the Southern District of New York against the same defendants as those named in the earlier-filed derivative actions.  The Maddox complaint makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions.  It also pleads similar counts to those in the other derivative actions, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) violation of Section 14(a) of the Exchange Act.  The parties filed a stipulation on July 21, 2025 agreeing to stay the Maddox matter through the close of fact discovery in the Consolidated Securities Litigation.

On September 9, 2025, Jerald Chauncey, Jr. (“Chauncey”) filed a complaint in the Delaware Court of Chancery against the same defendants as those named in the other derivative actions. The Chauncey complaint makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions.  It also pleads similar counts to those in the other derivative actions, including (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) waste of corporate assets. The parties filed a stipulation on October 7, 2025 agreeing to stay the Chauncey matter through the close of fact discovery in the Consolidated Securities Litigation.

Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company disputes the allegations of wrongdoing and intends to vigorously defend against them.

On January 13, 2025, Stellantis Europe S.p.A. (“Stellantis”) submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. At a hearing on February 25, 2025 the parties discussed the case. On May 8, 2025, the court denied Stellantis’ request for injunction and on July 2, 2025, Stellantis appealed, and the next hearing is scheduled for March 13, 2026. The Company disputes the allegations of wrongdoing. On February 11, 2026, the Company completed the sale of SolarEdge e-Mobility.

On September 15, 2025, Ampt, LLC (“Ampt”) filed a lawsuit in the District of Delaware seeking to enforce an agreement between Ampt and the Company. The Company had invoked a force majeure clause in relation to its performance of the agreement, valued at $54 million over a period of five years, in October 2023. The Company has not yet filed an answer. The Company disputes the allegations and intends to vigorously defend against them. On January 5, 2026, the parties met for mediation, which has been inconclusive.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock, par value $0.0001 per share, trades on the Nasdaq Global Select Market, where prices are quoted under the symbol “SEDG”.

Holders of Record

As of December 31, 2025, there were 11 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for each year from December 31, 2020 to December 31, 2025 to that of the total return of the S&P 500 Index and the Invesco Solar ETF. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Solaredge Technologies
Invesco Solar ETF
S&P 500 Index
220
200
180
160
140
120
100
80
60
40
20
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

 * The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2020 and that all dividends were reinvested.

ITEM 6. Reserved

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section of this Annual Report on Form 10-K captioned “Business” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Special Note Regarding Forward Looking Statements” and “Risk Factors”. For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2024, refer to Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2025.

Overview

We are a global smart energy technology company. We develop, manufacture, and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging capabilities, home energy management, grid services and virtual power plants. By leveraging engineering capabilities and with a focus on innovation, safety and reliability, we create smart energy solutions that power our lives and drive future progress.

We launched or ramped up sales of several new products in 2025. Most notably, we launched our next-generation residential product portfolio, called SolarEdge Nexis, with initial units delivered toward the end of 2025. We also expanded our commercial energy storage business with CSS-OD, a 102.4 kWh rated solution scalable up to megawatt hour size sites, suitable for outdoor or indoor installations.

At the end of 2025, we transitioned our inverter products to a Single SKU concept. This is a software-defined platform that significantly reduces the complexity of our business for residential and commercial applications globally. It allows us to manufacture and ship one SKU of an inverter to the market, which can then be programmed to the desired kilowatt rating in the field. This framework simplifies forecasting, manufacturing, inventory management, logistics, service and support, for both us and our customers. It also adds flexibility for home and business owners who can boost the inverter rating if a larger system is needed in the future.

In light of the IRA legislation in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of products with domestic content, as well as by incentivizing local manufacturing of our products, we manufacture the vast majority of our products in the United States. This includes inverters in Texas, optimizers and inverters in Florida, and manufacturing of batteries in Utah. As part of our effort to streamline and centralize, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. We also continue to maintain manufacturing capabilities in Vietnam, with a third-party manufacturer.

In 2025, we began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries.

Following the sale of Automation Machines and the discontinuation of the Company's Energy Storage activity in 2024, we operate as one operating segment that constitutes consolidated results.

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report.

For the year ended December 31, 2025, one customer accounted for 18.6% of our revenues and our top three customers together represented 35.8% of our revenues.

Our revenues were $1,184.4 million and $901.5 million for the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025 our gross profit was 16.6% as compared to gross loss of 97.3% for the year ended December 31, 2024. For the year ended December 31, 2025, our net loss was $405.4 million as compared to our net loss of $1,806.4 million for the year ended December 31, 2024.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. As discussed in our quarterly report on Form 10-Q for the third quarter of 2025, we re-evaluated the key operating metrics that we have historically used to measure our operating performance to improve their accuracy and relevance to the Company's business. This process included our application of new data, technologies, and/or product changes that may allow us to identify metrics that we view to be the most reflective of our business.

Specifically, the markets that we serve are increasingly transitioning away from discreet product purchases and toward more comprehensive systems and solutions. This trend is occurring across all of our regions and end markets. As a result of these market trends, we are adjusting our technology platform and go to market strategies to cater to this trend by offering more comprehensive solutions. These trends also result in the cost of our inverter, optimizer, and energy storage products becoming a widely varying fraction of the overall value of the solutions that we provide. In addition, the ASP calculation for these units also widely varies due to diverse end market exposure. As such, trends in costs and selling prices per megawatt and megawatt hour are less representative of our overall business performance. We believe that this trend will only continue to become more prevalent in the future. Additionally, the Company believes that revenue recognition is a more accurate measurement than products shipped, for the purpose of assessing the Company’s actual earnings rather than mere operational activity. In some cases, products shipped may not be recognized as revenue in a specific quarter due to timing of delivery, and results may differ as such in the metrics previously used in our financial statements. Accordingly, and further to the Company's quarterly report on Form 10-Q for the third quarter of 2025, management determined that the third quarter of 2025 would be the last report in which it would include i) inverters shipped, ii) optimizers shipped, and iii) MWh of batteries shipped, as metrics, before being discontinued in this annual report on Form 10-K. Management has replaced these key operating metrics with i) inverters recognized as revenue, ii) optimizers recognized as revenue, and iii) MWh of batteries recognized as revenue, which management believes more accurately reflect the Company’s actual operations. In addition, we have begun disclosing revenue derived from inverters, optimizers and batteries on a quarterly basis within our quarterly reports on Form 10Q and in this annual report on Form 10K.

In an effort to simplify the Company’s product portfolio and streamline our business, we have reduced the variety of SKUs, in a manner in which we are no longer  able to track Megawatts shipped as a metric. The move to our Single SKU concept means that the Company is not able to determine the AC power rating of inverters at the time of shipment. The AC power rating can only be determined once it is installed in the field, which typically occurs at least 6 months after shipment and can be altered in accordance with an end user's needs. As a result, the Company  no longer provides Megawatts shipped as key operating metrics, starting with this fourth quarter of 2025.

	Year ended December 31,
	2025	2024
Inverters recognized as revenue (in thousands)	349.6	245.7
Power optimizers recognized as revenue (in thousands)	10,571.4	6,645.8
Megawatt hours recognized as revenue - batteries	897.4	556.2

Limited Market Portfolio Rationalization

In 2025, we began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries.

Global Circumstances Influencing our Business and Operations

Demand for Products

A prolonged slowdown in demand in the global market for PV products has continued to adversely impact the solar industry. Additionally, uncertainty related to changes in tariffs, trade policies, legislation, and guidance including from H.R.1, may further contribute to market volatility and adversely impact customer demand for our products, pricing and our financial performance. Despite a prolonged softness in demand, we have seen an increase in sales, in 2025, due to more normalized channel inventory in both the United States and in Europe. Additionally, the attachment rate of batteries within solar installations is rising globally, which we believe has led an increase in demand for our batteries.

Impact of the H.R.1 on U.S. Tax Incentives

In August 2022, the U.S. government enacted the IRA, which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore had positive impacts on our business and operations along with the overall US solar market. Some of the applicable provisions in the IRA that are positively impacting the market for renewable energy include the extension of 48E, the tech-neutral investment tax credit ITC, and 45Y, the tech-neutral PTC. The IRA includes incentives for residential and commercial solar customers and developers through the inclusion of ITCs for qualifying energy projects of up to 30% with a potential to gain further bonus credits such as through the utilization of Domestic Content. Section 45X of the IRA offers AMPTCs, that incentivize the production of eligible components within the United States. In light of such incentives, we established manufacturing capabilities in the United States starting in 2023, and further expanded such capabilities in 2024 and 2025. On October 24, 2024, regulations concerning the application of Section 45X were published by the U.S. Treasury Department which contain detailed rules concerning eligibility, qualifying and accounting for AMPTCs. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and 2025, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.

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

H.R.1 accelerates the phase-out timeline for certain credits, eliminates the 25D credit, and imposes new eligibility criteria. H.R.1 does not shorten the term of such 45X Credits. Among other changes, H.R.1 shortens the term of the investment tax credit and production tax credit under Sections 48E and 45Y of the Code, used by customers of SolarEdge who are engaged in TPO models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. However, H.R.1 also includes a 12-month period in which such customers can begin construction giving them four years to complete their projects. Projects begun after twelve months from enactment of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 eliminates the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

H.R.1 also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic content threshold, up from 40%. Since January 1, 2026, such threshold was increased to 50% and shall thereafter be further increased by 5% on an annual basis, until 2029. In addition, H.R.1 introduced new FEOC requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions require threshold percentages of non FEOC components that increase over time, beginning January 1, 2026. Currently, SolarEdge is manufacturing components aimed help our customers meet their non-FEOC percentage requirements. However, if Treasury were to release new rules or guidance that impact our ability to provide components with non-FEOC percentages towards their total requirement, our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, as of January 1, 2026, in order to receive the 45X Credit, manufacturers must also reach a required percentage of non-FEOC content in their manufactured components. If the Company is unable to reach that required percentage, it could have adverse impacts on our manufacturing costs, results of operations, cash flows, gross margin, and profits.

On August 15, 2025, the U.S. Treasury Department and the IRS released Notice 2025-42, its first set of guidance for H.R.1 related to beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 MW to utilize the 5% safe harbor method (still allowing projects equal to or less than 1.5 MW to continue using it), but kept in place the physical work test method for all projects.

On February 12, 2026, the U.S Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R. 1 related to the Prohibited Foreign Entity rules (PFE) enacted in H.R.1. Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE. This guidance provides answers to several compliance questions related to the Company’s 45X Credits material assistance calculations and its customers' 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, impending Notice of Proposed Rule and Final Rule on this same topic expected later this year could create challenges for the Company to meet the FEOC requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations and cash flows.

To the extent that tax benefits or credits may be impacted through new regulation, issued guidance, interpretation, or by new laws passed by Congress, our business could be disadvantaged or advantaged. Reductions in AMPTCs, without an offsetting reduction in our manufacturing costs, would adversely affect our results of operations and cash flows, and have an adverse impact on our gross margin, which may include transitioning into a gross loss. We continue to monitor the benefits that may be available to us, such as the availability of tax credits for domestic manufacturers.

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

Disruptions Due to the War in Israel

Due to the war that began on October 7, 2023, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the year  ended December 31, 2025, approximately 279 or 13% of our employees in Israel were called to active reserve duty for varying periods. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. It is unknown whether this ceasefire will endure, or if other conflicts in Gaza, Lebanon, Yemen, Iran, or in the broader region will reemerge or escalate in the future.

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

Revenues

We generate revenues from the sale of DC optimized inverter systems for PV installations, which include power optimizers, inverters, storage and backup solutions, EV chargers, smart energy devices, our cloud-based monitoring platform, extended warranty for our products and grid services. Our customer base mainly includes distributors, large solar installers, wholesalers, and EPCs.

Our revenues from the sale of our products are affected by changes in the volume and average selling prices of our DC optimized inverter systems. The volume and average selling price of our systems is driven by the supply and demand for our products, changes in the product mix between our residential and commercial products, the customer mix between large and small customers, the geographical mix of our sales, sales incentives, end user government incentives, seasonality, and competitive product offerings.

Our revenue growth is dependent on our ability to expand our market share in each of the geographies in which we compete, retain our global footprint in evolving markets, manage our production capabilities to meet demand, continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

In the year ended December 31, 2025, 60.6% of our revenues were generated from the United States, 26.8% of our revenues were generated from Europe, and 12.5% of our revenues were generated from our other international markets ("International Markets"). In the year ended December 31, 2024, 42.1% of our revenues were generated from the United States, 35.8% of our revenues were generated from Europe, and 22.1% of our revenues were generated from International Markets.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of product costs, including purchases from our contract manufacturers and other suppliers, as well as costs related to shipping, customer support, product warranty, personnel, depreciation of testing and manufacturing equipment, amortization of intangible assets and other fixed costs, provision for losses related to slow moving and dead inventory, hosting services for our cloud based monitoring platform, variable utility costs, operational costs related to the manufacturing factories, other logistics services, and contract termination costs, partially offset by AMPTCs we are entitled to under IRA. When evaluating potential manufacturing locations, the Company considers the full cost structure associated with the cost of revenues and the related decision‑making process reflects a holistic review of operational, logistical, financial, and strategic parameters, including market conditions, cost structures, tariffs, and the evolving policy landscape. Our product costs are affected by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, improvements in production processes and automation, the volume of products subject to import tariffs (for example, for imports from China to the U.S.) and the volume of products for which manufacturing credits are available (for example, for products made in the U.S.). Some of these costs, primarily personnel, amortization of intangible assets and depreciation of testing and manufacturing equipment, are not directly affected by sales volume.

Cost of revenues also includes our operations, production, and support departments’ costs. Our operations and production departments are responsible for production management such as planning, procurement, supply chain, production methodologies and machinery planning, logistics management, and manufacturing support to our contract manufacturers, as well as the quality assurance of our products. Our support department provides customer and technical support at various levels through our call centers around the world as well as second and third-level support services, which are provided by support personnel located in our headquarters. Our employees headcount in our operations, production and support departments has increased to 1,935 as of December 31, 2025 from 1,804 as of December 31, 2024.

In October of 2023, the Company made an announcement regarding its restructuring plans to adjust its manufacturing capacity and increase operating efficiency, including the discontinuation of the Company’s LCV e-Mobility activity. On January 21, 2024, the Company announced adoption of additional measures in response to challenging industry conditions, including reducing its headcount by approximately 900 over the first half of 2024 through involuntary workforce reduction plans, followed by an additional involuntary workforce reduction in July 2024 resulting in the layoff of approximately 400 employees. On November 27, 2024, the Company announced the closure of its Energy Storage Division. Under the closure, the Company expected to reduce its headcount by approximately 500 employees, primarily employees working in manufacturing positions in South Korea. These decisions were made in order to better align the Company with current market conditions (together, the “Restructuring Plans”).

In January 2025, the Company announced the adoption of a restructuring plan, in response to challenging industry conditions, which included an additional reduction in workforce. In April 2025, we divested from our PV tracker business, as part of our effort to focus on our core activities. On September 4, 2025, as part of the decision to close our Energy Storage Division, the Company sold its last battery cell manufacturing facility in South Korea. In 2025, we also began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries (together, the “Restructuring Plans”).

Gross profit (loss) may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, manufacturing ramp-up costs, restructuring costs, product mix, customer mix, geographical mix, location of manufacturing, shipping method, warranty costs, generation and recognition of AMPTCs, ability to benefit from certain tax credits, inventory write-offs, exchange rates, and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, goodwill impairment and other operating expenses, net. Personnel-related costs are a significant component of the operating expenses and include salaries, benefits, payroll taxes, commissions, severance and stock-based compensation. Our employees headcount in our research and development, sales and marketing and general and administrative departments, has reduced to 1,641 as of December 31, 2025 from 2,157 as of December 31, 2024 as part of our Restructuring Plans.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, severance, sales commissions, benefits, payroll taxes, and stock-based compensation. These expenses also include travel, fees of independent consultants, trade shows, marketing, costs associated with the operation of our sales offices and other indirect costs. We currently have a sales presence in many countries worldwide. In 2025, we began to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. We may either continue to reduce our presence in certain regions or expand our sales presence to additional regions or , globally, in the future.

General and administrative expenses

General and administrative expenses consist primarily of salaries, severance, employee benefits, and stock-based compensation related to our executives, finance, human resources, information technology, and legal organizations, travel expenses, facilities costs, fees for professional services, and registration fees related to being a publicly-traded company. Professional services consist of audit and legal costs, remuneration to board members, insurance, information technology, and other costs. General and administrative expenses also include expenses related to certain legal claims and provision for expected credit losses in the event of uncollectible account receivables balances.

Other operating expenses, net

Other operating expenses, net, consist primarily of impairment and abandonment of long-lived assets, impairment of assets held for sale, loss from business disposition, as well as goodwill impairment tested for impairment at least on an annual basis and certain other nonrecurring items.

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

Interest expense consists of interest related to bank loans, advance payments received for performance obligations that extend for a period greater than one year, related to Accounting Standard Codification 606, “Revenue from Contracts with Customers” (ASC 606), interest related to Accounting Standard Codification 842, “Leases” (ASC 842), amortization of premium related to our investment in available for sale marketable securities, the amortization of debt issuance cost associated with our Notes due 2029 as well as the contractual interest expenses from our Notes due 2029.

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

In the year ended December 31, 2025, we recorded a net income tax expense of $13.4 million, which consists of a $14.2 million current income tax expense and $0.8 million of deferred tax income. In the year ended December 31, 2024, we recorded a net income tax expense of $96.1 million, which consists of a $16.9 million current income tax expense and a $79.2 million deferred tax income. Our effective tax rate for 2025 was negative 3.5%, compared to negative 5.63% for 2024.

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

As of January 2019, our Israeli Subsidiary elected to implement the 2011 and 2017 Amendments starting as of tax year 2019 and as a result, under the PTE regime with respect to our business activities in Israel. Our PTE income was subject to a 12% tax rate in Israel in the years 2019-2021, and in 2022-2023 to a 6% tax rate as we surpassed 10 billion New Israeli Shekel revenues threshold. In 2024 and 2025 the Company incurred losses for tax purposes.

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

Loss from equity method investments

Loss from equity method investments consists of our proportionate share of the net loss of equity method investments.

Results of Operations

The following tables set forth our consolidated statements of income for the years ended December 31, 2025 and 2024. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of year ended December 31, 2025 and year ended December 31, 2024

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Revenues	$1,184,444	$901,456	$282,988	31.4%
Cost of revenues	988,163	1,778,660	(790,497)	(44.4)%
Gross profit (loss)	196,281	(877,204)	1,073,485	(122.4)%
Operating expenses:
Research and development	221,255	277,237	(55,982)	(20.2)%
Sales and marketing	117,332	146,865	(29,533)	(20.1)%
General and administrative	101,035	147,455	(46,420)	(31.5)%
Other operating expenses, net	58,338	259,527	(201,189)	(77.5)%
Total operating expenses	497,960	831,084	(333,124)	(40.1)%
Operating income (loss)	(301,679)	(1,708,288)	1,406,609	(82.3)%
Financial expense, net	(71,999)	(14,570)	(57,429)	394.2%
Other income (loss), net	(17,428)	14,547	(31,975)	(219.8)%
Loss before income taxes	(391,106)	(1,708,311)	1,317,205	(77.1)%
Income taxes	(13,382)	(96,150)	82,768	(86.1)%
Net loss from equity method investments	(960)	(1,896)	936	(49.4)%
Net loss	$(405,448)	$(1,806,357)	$1,400,909	(77.6)%

Revenues

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Revenues	$1,184,444	$901,456	$282,988	31.4%

Revenues increased by $283.0 million, or 31.4%, in the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to (i) an increase of $261.1 million related to an increase in the number of inverters and power optimizers sold; (ii) an increase of $94.9 million related to the number of batteries sold, mainly in Europe and the U.S; (iii) a decrease of $33.5 million in revenues due to the discontinuation of our Energy Storage Business; and (iv) a decrease of $30.4 million in the amount of ancillary solar products sold.

Revenues from outside of the U.S. comprised 39.4% of our revenues in the year ended December 31, 2025 as compared to 57.9% in the year ended December 31, 2024.

The number of power optimizers recognized as revenues increased by approximately 3.9 million units, or 59.1%, from approximately 6.6 million units in the year ended December 31, 2024, to approximately 10.6 million units in the year ended December 31, 2025. The number of inverters recognized as revenues, increased by approximately 103.9 thousand units, or 42.3%, from approximately 245.7 thousand units in the year ended December 31, 2024 to approximately 349.6 thousand units in the year ended December 31, 2025. The megawatt hours of batteries recognized as revenues increased by approximately 341.2 megawatts hour, or 61.3% from approximately 556.2 megawatts in the year ended December 31, 2024 to approximately 897.4 megawatts in the year ended December 31, 2025, as a result of increase in demand.

Cost of Revenues and Gross Profit (loss)

Year ended December 31,	2024 to 2025
2025	2024	Change
(In thousands)
Cost of revenues	$988,163	$1,778,660	$(790,497)	(44.4)%
Gross profit (loss)	$196,281	$(877,204)	$1,073,485	(122.4)%

Cost of revenues decreased by $790.5 million, or 44.4%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to:

•	a decrease of $757.6 million in inventory costs, which is mainly attributed to inventory write-down;

•	a decrease of $36.0 million in warranty expenses and warranty accruals, associated primarily with a lower cost of materials and changes in estimates;

•	a decrease in personnel-related costs of $10.1 million, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

These were partially offset by an increase of $26.3 million, in the direct cost of revenues sold associated primarily with an increase in the volume of products sold, net, of an increase in AMPTC recognized; Excluding such AMPTC incentives would have caused us to transition into a gross loss.

Gross profit as a percentage of revenue increased from gross loss of 97.3% for the year ended December 31, 2024 to a gross profit of 16.6% in the year ended December 31, 2025 primarily due to:

•	a decrease of inventory write-down accruals resulting in higher gross margin of approximately 101%; and

•	lower absolute fixed and other production related costs, which were divided this year by higher revenues, resulting in higher gross margin of approximately 12.8%.

Excluding the AMPTC incentives, would have caused our gross profit as a percentage of revenue, to transition from a gross profit to a gross loss.

Operating Expenses:

Research and Development

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Research and development	$221,255	$277,237	$(55,982)	(20.2)%

Research and development costs decreased by $56.0 million or 20.2%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to:

•	a decrease of $40.9 million in personnel-related costs, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in depreciation and amortization of $5.5 million;

•	a decrease in material consumption in an amount of $5.4 million; and

•	a decrease in expenses related to consultants and sub-contractors in the amount of $3.3 million:

Sales and Marketing

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Sales and marketing	$117,332	$146,865	$(29,533)	(20.1)%

Sales and marketing expenses decreased by $29.5 million, or 20.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to:

•	a decrease of $23.1 million in personnel-related costs, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease of $1.7 million in other marketing expenses; and

•	a decrease in depreciation and amortization of $1.6 million.

General and Administrative
	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
General and administrative	$101,035	$147,455	$(46,420)	(31.5)%

General and administrative expenses decreased by $46.4 million, or 31.5%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to:

•
a net reversal of allowance for doubtful debt related to the collection of amounts previously reserved in the amount of $20.5 million in the year ended December 31, 2025, compared to an expense of $28.2 million, in the year ended December 31, 2024; and

•	a decrease of $17.1 million in personnel-related costs, resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics.

These were partially offset by:

•	an increase of $12.8 million related to potential legal claims; and

•	an increase of $8.1 million, primarily due to a payment for postponing the commencement of our campus lease agreement.

Other operating expenses, net

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Other operating expenses, net	58,338	259,527	$(201,189)	(77.5)%

Other operating expenses, net, decreased by $201.2 million, or 77.5% in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to:

•	a decrease of $219.0 million in losses related to the impairment and abandonment of property, plant and equipment;

•	a decrease of $22.4 million in losses related to the impairment of intangible assets.

These were partially offset by an increase of $43.3 million related to impairment of held for sale assets.

  Financial income (expense), net

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Financial income (expense), net	$(71,999)	$(14,570)	$(57,429)	394.2%

Financial expenses, net, increased by $57.4 million, or 394.2% in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to:

•
an increase of $56.6 million in fluctuations in foreign exchange rates, which was primarily driven by a reclassification from accumulated other comprehensive loss to financial income (expense), resulting from the substantial completion of the liquidation of a certain foreign subsidiary.

•	a decrease of $17.9 million in interest income related to our marketable securities investments and loans receivable; and

•	an increase of $5.3 million in interest expenses mainly related to our Notes 2029 (as defined below).

These were partially offset by a reversal of credit loss related to loans receivable in the amount of $7.9 million in the year ended December 31, 2025 compared to a credit loss provision in the amount of $17.5 million in the year ended December 31, 2024.

 Other income (loss), net

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Other income (loss), net	$(17,428)	$14,547	$(31,975)	(219.8)%

Other loss, net was $17.4 million for the year ended December 31, 2025 compared to other income, net of $14.5 million in the year ended December 31, 2024, primarily due to:

•	a decrease in income of $15.5 million in gain from the repurchase of the Notes 2025 (as defined below) recognized in prior year;

•	an increase in expenses of $16.6 million as a result of impairment of investment in privately held company; and

•	a decrease in income of $3.0 million in realized gain from marketable securities;

These were partially offset by $4.0 million income from sale of an investment in a privately held company.

Income taxes

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Income taxes	$(13,382)	$(96,150)	$82,768	(86.1)%

Income taxes decreased by $82.8 million, or 86.1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The significantly higher taxes in 2024 is primarily attributable to the valuation allowance we recorded in the year ended December 31, 2024 against our deferred tax assets for losses and other temporary differences of the company and its subsidiaries.

Loss from equity method investments

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Net loss from equity method investments	$(960)	$(1,896)	$936	(49.4)%

Net loss from equity method investments decreased by $0.9 million, or 49.4% for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Net loss

	Year ended December 31,		2024 to 2025
	2025	2024	Change
	(In thousands)
Net loss	$(405,448)	$(1,806,357)	$1,400,909	(77.6)%

As a result of the factors discussed above, net loss decreased by $1,400.9 million,or 77.6%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$104,261	$(313,319)
Net cash provided by investing activities	379,882	416,286
Net cash used in financing activities	(348,890)	(20,129)
Increase in cash, cash equivalents and restricted cash	$135,253	$82,838

As of December 31, 2025, our cash and cash equivalents were $455.1 million. This amount does not include $84.8 million restricted cash, $38.1 million invested in available for sale marketable securities, $2.7 million invested in deposits, and $0.5 million invested in restricted deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments, and the repayment of our Notes 2029. As of December 31, 2025, we have open commitments for capital expenditures in the amount of approximately $23.5 million. These commitments reflect purchases of automated assembly lines and other machinery related to our manufacturing operations. We also have purchase obligations in the amount of $513.2 million related to raw materials and commitments for the future manufacturing of our products.

As of December 31, 2025, we had a non-cancelable lease commitment for the initial term of a lease of approximately $274,237 for new offices in Israel, which has not yet commenced. The lease is expected to commence during the next twelve months. The initial term of the lease agreement is 15 years commencing on the transfer of possession, and with an option to extend the lease for additional periods of up to 10 years, subject to the conditions of the lease agreement. In November 2025, we amended our lease agreement with the developer for our new campus to reduce the leased area. In connection with the amendment, we agreed to make a lease modification payment of $28,828, recorded under other long-term assets, which is accounted for as prepaid lease consideration under ASC 842, of which $3,143 had been paid as of December 31, 2025.

Beginning in the fourth quarter of 2024, we started to sell AMPTCs to third parties pursuant to tax credit agreements. We plan to pursue additional tax credit sales in the future. Our inability to complete sales or delays in doing so may affect the timing of our cash inflows. Failing to sell AMPTCs could result in delays between 18-24 months in the realization of the credits’ value, and would have a negative effect on our liquidity.

We believe that cash provided by operation activities, as well as our cash and cash equivalents, restricted cash and available for sale marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debt.

Operating Activities

Operating cash flows consist primarily of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $104.3 million in the year ended December 31, 2025 as compared to cash used in operating activities of $313.3 million in the year ended December 31, 2024. This was mainly result of a decrease in net loss adjusted for certain non-cash items as well as a decrease in operating working capital requirements.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions and disbursements and receipts from collections of loans made by the Company. Cash provided by investing activities decreased by $36.4 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by an increase of $217.7 million in purchases of available-for-sale debt investments and a decrease of $44.3 million in proceeds provided by sales and maturities of available-for-sale debt investments. These were partially offset by a decrease of $84.7 million in purchase of property plant and equipment, a decrease of $37.5 million in disbursements of loans made by the Company, an increase of $35.8 million in sale of property plant and equipment, a decrease of $25.4 million in the purchase of privately-held companies, an increase of $21.4 million in proceeds from loans receivables, a decrease of $10.4 million in cash used for a business combination, and a decrease of $10.0 million in purchase of intangible assets.

Financing Activities

Financing cash flows consist primarily of repurchases of our common stock, under our share repurchase program, which expired on December 31, 2024, the issuance, partial repurchase and redemption of the convertible senior Notes, and our employee equity incentive plans. Cash used in financing activities for the year ended December 31, 2025 increased by $328.8 million, compared to cash used in financing activities in the year ended December 31, 2024, primarily due to an increase of $342.3 million in cash used for the repayment of our Notes 2025 and a decrease of $329.2 million in cash provided by the issuance of the Notes 2029. These were partially offset by a decrease of $262.8 million in cash used for the repurchase of our Notes 2025, a decrease of $50.2 million in cash used in share repurchases, and a decrease of $28.3 million in cash used to purchase the capped call transactions.

Convertible Senior Notes

On September 25, 2020, we issued $632.5 million aggregate principal amount of our convertible senior notes (“Notes 2025”) in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from the offering, after underwriters’ discount and commissions and offering expenses, was $617.9 million. In March 2025 the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146, under other income, net, from the repurchase. The Company settled all of its remaining Notes 2025 on September 15, 2025. As part of the settlement, the Company paid $342,250 in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes 2025. Following the settlement, there were no Notes 2025 outstanding as of September 30, 2025.

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

On July 8, 2024, we sold an aggregate principal amount of $37 million of our convertible senior notes (“Notes 2029”). The Notes 2029 were sold pursuant to the Initial Purchasers’ (as defined in Note 18) exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, as described  in Note 18, “Convertible Senior Notes”.

Share Repurchases

On November 1, 2023, we announced the approval by the Board of Directors of a share repurchase program which authorizes the repurchase of up to $300 million of the Company’s common stock.  The share repurchase program expired on December 31, 2024.

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

Revenue Recognition

We generate revenues from the sale of DC optimized inverter systems for PV installations which include our power optimizers, inverters, batteries, cloud-based monitoring platform as well as other related ancillary products. Our worldwide customer base includes large solar installers, distributors, EPCs, utility companies and other customers. Our products are fully functional at the time of shipment to the customer and do not require production, modification, or customization. We recognize revenue under the core principle that transfer of control to the customers should be depicted in an amount reflecting the consideration we expect to receive in revenue. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Provisions for rebates, sales incentives and discounts to customers are accounted for as reductions in revenue in the same period that the related sales are recorded.

We generally sell our products to our customers pursuant to a customer’s standard purchase order and our customary terms and conditions. We generally do not offer rights to return our products other than for normal warranty conditions, and as such, revenue is recognized based on the transfer of control, which includes but is not limited to, the agreed International Commercial terms. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance and shipment of an order.

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

See Notes 2v and 15 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to revenue recognition.

Product Warranty

We provide a standard limited product warranty for our solar products against defects in materials and workmanship under normal use and service conditions. Our standard limited product warranty period is 25 years for our power optimizers, 12 year limited warranty for the majority of our inverters, and a 10-year limited warranty for our batteries In addition, customers can purchase extended warranties for inverters that extend the warranty period to up to 25 years.

Our products are designed to meet the warranty periods and our reliability procedures cover component selection, design, accelerated life cycle tests, and end-of-manufacturing line testing. However, since our history in selling power optimizers is shorter than the warranty period, the calculation of warranty provisions is inherently uncertain.

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

Since the MTBF model does not take into account additional non-systematic failures, such as failures caused by workmanship or manufacturing or design-related issues, and since warranty claims are at times opened for cases in which the error has been triggered by an improper installation, we have developed a supplemental model to predict such cases. This model, which is based on actual root cause analysis of returned products, identification of the causes of claims and time until each identified problem is revealed, allows us to better predict actual warranty expenses and is updated periodically based on our experience, taking into account the installed base of approximately 142.5 million power optimizers and approximately 6.2 million inverters as of December 31, 2025.

If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations, based on the period in which the warranty is expected to be claimed. The warranty provision (short and long-term) was $357.9 million and $432.4 million, for the years ended December 31, 2025 and December 31, 2024, respectively.

See Notes 2x and 14 "Warranty obligations" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to product warranty.

Inventory Valuation

Our inventories comprise sellable finished goods, raw materials bought for our own manufacturing facilities or on behalf of our contract manufacturers, and faulty units returned under our warranty policy.

Sellable finished goods and raw material inventories are valued at the lower of cost or net realizable value, based on the moving average cost method. Certain factors could affect the realizable value of our inventories, including market and economic conditions, technological changes, existing product changes (mainly due to cost reduction activities) and new product introductions. We consider historic usage, expected demand, anticipated sales price, the effect of new product introductions, product obsolescence, and other factors when evaluating the net realizable value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable value. Inventory write-downs are recorded as cost of revenues in the accompanying statements of income and were $17.8 million and $738.8 million, for the years ended December 31, 2025 and December 31, 2024, respectively.

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

See Notes 2k and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to inventory valuation.

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

See Note 2o to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to business combination.

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

During the year ended December 31, 2025, we recorded an impairment charge of $49.1 million, related to tangible and intangible assets.

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

See Notes 2.p and 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to intangible assets.

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

We estimate the fair values of all reporting units using a discounted cash flow model which utilizes Level 3 unobservable inputs. Key estimates include the revenue growth rates taking into consideration industry and market conditions, terminal growth rate and the discount rate. The discount rate used is based on the WACC, adjusted for the relevant risk associated with country-specific and business-specific characteristics. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill, to those reporting units. Starting January 1, 2025, we operate as one reporting unit.

We complete the required annual testing of goodwill impairment for the reporting units at least on an annual basis and determine whether goodwill should be impaired. During the year ended December 31, 2025, we did not record an impairment charges.

See Notes 2.r and 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.

Government grants

Government grants are recognized when there is reasonable assurance that: (1) we will comply with the relevant conditions and (2) the grant disbursement will be received.

In August 2022, the U.S. government enacted the IRA, which includes several incentives intended to promote clean energy, battery and energy storage, and other solar products, and is impacting our business and operations. As part of such incentives, the IRA, among other things, extended the investment tax credit ITC through 2034 and was therefore expected to increase the demand for solar products. The IRA further incentivizes residential and commercial solar customers and developers by providing significant tax credits for qualifying energy projects. In July 2025, the U.S. government enacted the H.R.1 that shortened the ITC credits. The IRA further provides AMPTCs for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems. The duration of this credit was not impacted by H.R.1. H.R.1 introduced new FEOC requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions require threshold percentages of non FEOC components that increase over time, beginning January 1, 2026. Currently, SolarEdge manufactures components that help our customers meet their non-FEOC percentage requirements.  If the U.S. Treasury were to release new rules or guidance that impact our ability to provide components with non-FEOC percentages towards their total requirement, our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, as of January 1, 2026, in order to receive the 45X Credits, manufacturers must also reach a required percentage of non-FEOC content in their manufactured components. The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In addition to using the tax credits to offset tax due to the U.S. government, the IRA allows taxpayers to elect to have AMPTCs refunded in cash (“Direct Pay”) or sell these credits to a third party. The Direct Pay option is available as a one-time election, in any taxable year after December 31, 2022, for a facility in which eligible components are produced, and is applicable for five years. In 2025 the Company sold a significant part of the AMPTCs it generated from the US production of eligible components.

Refundable and transferable tax credits are similar in essence to government grants. This is because the taxpayer can realize the benefit regardless of whether they owe income tax or not in the relevant years. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740. Instead, they are treated as government grants.

The Company recognizes AMPTCs as a reduction in the cost of revenues in the statement of income (loss). The Company does this systematically over time as it recognizes the related expenses. The AMPTCs are also reflected in the consolidated balance sheet, according to the way the Company expects to utilize them: as a reduction of income tax payable within accrued expenses and other liabilities, as a tax prepayment, or, if AMPTCs are to be sold, within prepayment and other assets.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarEdge Technologies Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Warranty obligations

Description of the Matter
As described in Notes 2x and 14 to the consolidated financial statements, as of December 31, 2025, warranty obligations were $357,889 thousand.

The Company provides warranty obligations for its products as follows: a standard 10-year limited warranty for its batteries, a standard 12-year limited warranty for the majority of its inverters, and a 25-year limited warranty for power optimizers. In order to predict the failure rate of each product, the Company established a reliability model based on the estimated mean time between failures ("MTBF") and an additional model to capture non-systematic failures. Predicted failure rates are updated periodically based on new product versions and analysis of the root cause of actual failures.

Auditing management's estimates for the valuation of warranty obligations required significant auditor judgment due to the subjectivity involved in management’s assumptions. These assumptions included expected failure rates and the estimated average cost of product replacements, such as material costs, logistics costs and subcontractors’ services costs associated with the product replacements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the valuation of warranty obligations, including controls over management's review of the significant assumptions and underlying data used in the valuation of the warranty obligations.

To test management’s valuation of warranty obligations, including significant assumptions related to expected failure rates and the estimated average cost of product replacements, our substantive audit procedures included, testing the accuracy and completeness of the underlying data used in management's warranty obligations valuation assessment. We assessed the accuracy of historical data used in estimating expected failure rates and repair replacement ratios by comparing them to actual warranty claims. In addition, we involved a specialist to assess the assumptions and the precision of the inputs underlying the MTBF model, including, evaluating the MTBF model and its consistency with data obtained from external sources.

Valuation of Inventories - Reserves for slow moving, excess and obsolete inventory items

Description of the Matter
As of December 31, 2025, the Company’s consolidated inventories balance was $552,632 thousand.

As described in Notes 2k and 5 to the consolidated financial statements, the Company values its inventories at the lower of cost or net realizable value. In connection with this policy, the Company periodically evaluates quantities on hand and records reserves for slow-moving, excess and obsolete inventory items based on management's analysis of historical usage, expected demand, and market conditions.

Auditing management's valuation of inventory reserves for slow-moving, excess and obsolete inventory items required significant auditor judgment due to the subjectivity involved in management’s assumptions. These assumptions included expected inventory usage and the assessment, by inventory category, of future demand for the Company's products, and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's reserves for slow-moving, excess and obsolete inventory items, including controls over management's review of the significant assumptions and underlying data used in the inventory reserves valuation.

To test management’s valuation of the reserves for slow-moving, excess and obsolete inventory, our substantive audit procedures included evaluating the reasonableness of the significant assumptions used by management, including those related to expected inventory usage and demand, and market conditions. We also examined the completeness and accuracy of the underlying data used in management's estimates. In addition, we compared recent sales transactions to the cost of inventories to assess whether inventories were stated at the lower of cost or net realizable value.

/s/ Kost Forer Gabbay & Kasierer
A Member of EY Global

We have served as the Company's auditor since 2007.
Tel-Aviv, Israel
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SolarEdge Technologies Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SolarEdge Technologies Inc.'s  internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SolarEdge Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer
A Member of EY Global

Tel-Aviv, Israel
February 25, 2026

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$455,075	$274,611
Restricted cash	84,771	135,328
Marketable securities	38,097	311,279
Trade receivables, net of allowances of $17,224 and $43,038, respectively	267,441	160,423
Inventories, net	552,632	645,897
Prepaid expenses and other current assets	341,831	523,027
Total current assets	1,739,847	2,050,565
LONG-TERM ASSETS:
Marketable securities	-	42,597
Property, plant and equipment, net	269,351	343,438
Operating lease right-of-use assets, net	48,178	41,393
Intangible assets, net	7,129	9,666
Goodwill	50,123	48,380
Loan receivables, net	-	45,678
Other long-term assets	67,566	64,736
Total long-term assets	442,347	595,888
Total assets	$2,182,194	$2,646,453

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS (Cont.)
(in thousands, except per share data)
	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$271,983	$107,543
Employees and payroll accruals	73,992	76,292
Warranty obligations	89,330	140,249
Deferred revenues and customers advances	70,371	140,870
Accrued expenses and other current liabilities	297,819	246,078
Convertible senior notes, net	-	346,305
Total current liabilities	803,495	1,057,337
LONG-TERM LIABILITIES:
Convertible senior notes, net	331,561	330,006
Warranty obligations	268,559	292,116
Deferred revenues and customers advances	293,328	231,049
Finance lease liabilities	18,558	39,159
Operating lease liabilities	36,648	30,018
Other long-term liabilities	2,581	8,426
Total long-term liabilities	951,235	930,774
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000 shares; issued: 60,360,154 shares as of December 31, 2025 and 58,780,490 shares as of December 31, 2024; outstanding: 60,360,154 shares as of December 31, 2025 and 58,027,126 shares as of December 31, 2024.	6	6
Additional paid-in capital	1,872,760	1,813,198
Treasury stock, at cost; 0 and 753,364 stocks held as of December 31, 2025 and December 31, 2024, respectively	-	(50,194)
Accumulated other comprehensive loss	(11,663)	(76,477)
Accumulated deficit	(1,433,639)	(1,028,191)
Total stockholders’ equity	427,464	658,342
Total liabilities and stockholders’ equity	$2,182,194	$2,646,453

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
	Year ended December 31,
	2025	2024	2023
Revenues	$1,184,444	$901,456	$2,976,528
Cost of revenues	988,163	1,778,660	2,272,705
Gross profit (loss)	196,281	(877,204)	703,823
Operating expenses:
Research and development	221,255	277,237	321,482
Sales and marketing	117,332	146,865	164,318
General and administrative	101,035	147,455	146,504
Other operating expenses, net	58,338	259,527	31,314
Total operating expenses	497,960	831,084	663,618
Operating income (loss)	(301,679)	(1,708,288)	40,205
Financial income (expense), net	(71,999)	(14,570)	41,212
Other income (loss), net	(17,428)	14,547	(318)
Income (loss) before income taxes	(391,106)	(1,708,311)	81,099
Income taxes	(13,382)	(96,150)	(46,420)
Net loss from equity method investments	(960)	(1,896)	(350)
Net income (loss)	$(405,448)	$(1,806,357)	$34,329
Net basic earnings (loss) per share of common stock	$(6.88)	$(31.64)	$0.61
Net diluted earnings (loss) per share of common stock	$(6.88)	$(31.64)	$0.60
Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	58,954,380	57,082,182	56,557,106
Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	58,954,380	57,082,182	57,237,518

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
	Year ended December 31,
	2025	2024	2023
Net income (loss)	$(405,448)	$(1,806,357)	$34,329
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	579	4,575	20,489
Cash flow hedges	(557)	(2,678)	5,701
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	66,874	(35,379)	(5,375)
Foreign currency translation adjustments	(2,082)	3,890	5,409
Total other comprehensive income (loss), net of tax:	64,814	(29,592)	26,224
Comprehensive income (loss)	$(340,634)	$(1,835,949)	$60,553

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
	SolarEdge Technologies, Inc. Stockholders’ Equity
	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total
	Number	Amount
Balance as of December 31, 2022	56,133,404	$6	$1,505,632	$-	$(73,109)	$743,837	$2,176,366
Issuance of common stock upon exercise of stock-based awards	790,745	*-	226	-	-	-	226
Issuance of Common stock under employee stock purchase plan	199,288	*-	20,693	-	-	-	20,693
Stock based compensation	-	-	154,071	-	-	-	154,071
Other comprehensive income adjustments, net	-	-	-	-	26,224	-	26,224
Net income	-	-	-	-	-	34,329	34,329
Balance as of December 31, 2023	57,123,437	$6	$1,680,622	$-	$(46,885)	$778,166	$2,411,909
Issuance of common stock upon exercise of stock-based awards	796,905	*-	173	-	-	-	173
Issuance of Common stock under employee stock purchase plan	860,148	*-	18,468	-	-	-	18,468
Stock based compensation	-	-	142,277	-	-	-	142,277
Repurchase of common stock	(753,364)	-	-	(50,194)	-	-	(50,194)
Capped call transactions related to the Notes 2029	-	-	(28,342)	-	-	-	(28,342)
Other comprehensive loss adjustments, net	-	-	-	-	(29,592)	-	(29,592)
Net loss	-	-	-	-	-	(1,806,357)	(1,806,357)
Balance as of December 31, 2024	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	1,337,521	*-	220	-	-	-	220
Issuance of Common stock under employee stock purchase plan (753,364 shares transferred from treasury stock)	995,507	*-	(36,252)	50,194	-	-	13,942
Stock based compensation	-	-	95,594	-	-	-	95,594
Other comprehensive income adjustments, net	-	-	-	-	64,814	-	64,814
Net loss	-	-	-	-	-	(405,448)	(405,448)
Balance as of December 31, 2025	60,360,154	$6	$1,872,760	$-	$(11,663)	$(1,433,639)	$427,464

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(405,448)	$(1,806,357)	$34,329
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,511	59,865	57,196
Provision to write down inventories to net realizable value	17,827	738,757	46,369
Impairment of asset held-for-sale	42,746	-	-
Loss on impairment and disposal of property, plant and equipment	5,799	224,772	25,168
Stock-based compensation expenses	92,545	137,251	149,945
Loss from business disposition	17,875	-	-
Impairment of goodwill and intangible assets	-	24,674	5,622
Impairment of privately-held companies	21,587	5,000	482
Deferred income taxes, net	(761)	79,209	(43,071)
Gain from repurchasing of convertible notes	-	(15,456)	-
Loss (gain) from exchange rate fluctuations	2,594	11,918	(26,878)
Loss (gain) from sale of property, plant and equipment	(3,058)	1,522	542
Cumulative translation adjustment, including intra-entity transactions that are of a long-term investment reclassified from other comprehensive income (loss)	58,916	-	-
Other items	866	1,508	7,140
Changes in assets and liabilities:
Trade receivables, net	(105,923)	451,707	296,429
Inventories, net	97,230	67,799	(737,223)
Prepaid expenses and other assets	107,055	7,369	(113,387)
Operating lease right-of-use assets, net	11,342	15,805	16,525
Trade payables	164,808	(405,990)	(58,081)
Warranty obligations	(72,101)	(85,541)	133,090
Deferred revenues and customers advances	(5,781)	119,519	39,632
Operating lease liabilities	(13,360)	(15,829)	(15,981)
Accrued expenses and other liabilities	38,992	69,179	2,039
Net cash provided by (used in) operating activities	104,261	(313,319)	(180,113)
Cash flows from investing activities:
Investment in available-for-sale marketable securities	(471,158)	(253,431)	(296,396)
Proceeds from maturities of available-for-sale marketable securities	713,413	719,454	277,382
Proceeds from sales of available-for-sale marketable securities	76,288	114,564	2,807
Purchase of property, plant and equipment	(23,467)	(108,163)	(170,523)
Proceeds from sale of investment in privately-held company	4,000	-	-
Business dispositions, net of cash sold	(7,322)	-	280
Business combinations, net of cash acquired	-	(10,417)	(16,653)
Proceeds from sale of property, plant and equipment	37,642	1,876	-
Advance related to held-for-sale asset	7,000	-	-
Purchase of intangible assets	-	(10,000)	(10,600)
Disbursements for loans receivables	-	(37,500)	(58,000)
Investment in privately-held companies	(300)	(25,664)	(8,000)
Proceeds from loans receivables	53,585	32,150	-
Proceeds from governmental grant	-	-	6,794
Repayment related to governmental grant	(6,643)	-	-
Other investing activities	(3,156)	(6,583)	4,015
Net cash provided by (used in) investing activities	$379,882	$416,286	$(268,894)

SOLAREDGE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(in thousands, except per share data)
	Year ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Repurchase of common stock	$-	$(50,194)	$-
Repurchase of convertible debt	(5,093)	(267,900)	-
Proceeds from issuance of Notes 2029, net of issuance costs	-	329,214	-
Capped call transactions related to Notes 2029	-	(28,342)	-
Repayment of convertible notes at maturity	(342,250)	-	-
Tax withholding in connection with stock-based awards, net	2,665	(281)	(9,259)
Other financing activities	(4,212)	(2,626)	(2,697)
Net cash used in financing activities	(348,890)	(20,129)	(11,956)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,344	(11,367)	16,319

Increase (decrease) in cash, cash equivalents and restricted cash including cash classified within current held-for-sale assets	138,597	71,471	(444,644)
Less: change in cash classified within current held-for-sale assets	(8,690)	-	-
Increase (decrease) in cash, cash equivalents, and restricted cash	129,907	71,471	(444,644)

Cash, cash equivalents and restricted cash, beginning of period	409,939	338,468	783,112
Cash, cash equivalents and restricted cash, end of period	$539,846	$409,939	$338,468

Supplemental disclosure of non-cash activities:
Purchase of intangible assets and business combinations	$-	$-	$11,307
Issuance of Common stock under employee stock purchase plan	$13,942	$18,468	$20,693
Right-of-use asset recognized with corresponding lease liability including changes in lease liabilities from lease modifications and terminations	$(2,214)	$2,931	$18,077
Purchase of property, plant and equipment	$1,466	$5,783	$6,323

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$31,788	$17,004	$137,981
Cash paid for interest on convertible debt and bank loans	$3,887	$62	$70

The accompanying notes are an integral part of the consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Year ended December 31,
	2025	2024	2023
Cash and cash equivalents	$455,075	$274,611	$338,468
Restricted cash	84,771	135,328	-
Cash, cash equivalents and restricted cash, end of period	$539,846	$409,939	$338,468

SOLAREDGE TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

NOTE 1:       GENERAL

SolarEdge Technologies, Inc. together with its subsidiaries (the “Company”) is a global smart energy technology company. We develop, manufacture, and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, electric vehicle or EV charging capabilities, home energy management, grid services and virtual power plants. By leveraging engineering capabilities and with a focus on innovation, safety and reliability, we create smart energy solutions that power our lives and drive future progress.

The Company and its subsidiaries sell products worldwide through large distributors, electrical equipment wholesalers, directly to large solar installers and EPC firms. Our products are carried and actively sold by most of the top PV distributors as well as some of the largest electrical distribution companies. The Company has expanded its activity to other areas of smart energy technology both organically and through acquisitions.

NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.   Principles of consolidation:

The consolidated financial statements include the accounts of the Company. Intercompany transactions and balances including profit from intercompany sales not yet realized outside the Company have been eliminated upon consolidation.

b.   Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, government grants, income taxes and related disclosures in the accompanying notes. Actual results could differ from those estimates.

In preparing the Company’s consolidated financial statements, management considered the economic implications of inflation, geopolitical developments, including the conflict in Israel, currency fluctuation, and our ability to benefit from certain tax credits, in evaluating assumptions used in key accounting estimates. These factors were considered in assessing assets recoverability, inventory valuation and warranty obligations. Actual results could differ from those estimates.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

c.   Financial statements in U.S. dollars:

A major part of the Company’s operations is carried out in the United States, Israel, and certain other countries. The functional currency of these entities is the U.S. dollar. Financing activities, including cash investments are primarily made in U.S. dollars.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are translated into U.S. dollars in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 830 “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of income (loss) as financial income or expenses, as appropriate.

The financial statements of other Company’s subsidiaries whose functional currency is other than the U.S. dollar have been translated into U.S dollars. Assets and liabilities have been translated using the exchange rates in effect as of the balance sheet date. Consolidated statements of income (loss) amounts have been translated using the date of the transaction or at the average exchange rate for the relevant period.

The resulting translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive loss. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

In the year ended December 31, 2025, upon the substantial completion of the liquidation of a foreign operation, the cumulative foreign currency translation adjustments related to that operation are reclassified from accumulated other comprehensive loss and recognized in finance income (expense), net in the consolidated statement of income (loss). The reclassification resulted in a charge of $58,916.

d.   Cash and cash equivalents:

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired.

e.   Restricted cash

Restricted cash represents cash, held as certificates of deposit that are collateralized under a letter of credit, issued to customers and vendors. The letters of credit are required as a performance security, with a face amount equal to the aggregate purchase price of an executed sales agreement. The letters of credit were issued per the terms of the executed sales and purchasing agreements and the Company has collateralized certificates of deposit under these letters of credit in an aggregated amount of $84,771 and $135,328, which is reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2025 and 2024, respectively.

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

Available-for-sale ("AFS") securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in other income (loss), net, on the consolidated statements of income (loss). The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income (expenses), net.

The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term.

On each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the ability and intent to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on AFS debt securities are recognized as a charge in financial income (expenses), net, on the consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity.

The Company has not recorded credit losses on AFS debt securities for the years ended December 31, 2025, 2024 and 2023.

h.   Investment in privately-held companies:

The Company's equity investments are investments in equity securities of privately-held companies, that are not traded and therefore not supported with observable market prices. The Company elected to account for its equity investments without readily determinable market values that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence, using Accounting Standards Update (“ASU”) 2016-01.

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

The Company periodically evaluates the carrying value of its investments in privately-held companies, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The maximum loss the Company can incur for its investments is their carrying value.

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

i.   Trade receivables:

Trade receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through sales of products. The allowance against trade receivables reflects the current expected credit loss inherent in the receivables portfolio determined based on the Company’s methodology. The Company’s methodology is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Trade receivables are written off after all reasonable means to collect the full amount have been exhausted.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

	As of December 31,
	2025	2024
Balance, at the beginning of the period	$43,038	$16,400
Increase in provision for expected credit losses	7,784	33,799
Recoveries collected	(26,347)	(5,809)
Amounts written off charged against the allowance	(9,363)	(66)
Foreign currency translation	2,112	(1,286)
Balance, at the end of the period	$17,224	$43,038

j.   Loan receivables:

Loan receivables are carried at the outstanding principal amount. An allowance for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance in accordance with ASC 326. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. Changes in provision for credit loss is recorded under financial income (expense), net.

The loan repayments are expected per the contractual terms of the loan agreement. The loan is measured at its amortized cost and is subjected to the Company's credit risk policy. The loans bear interest that represents market interest rate.

As of December 31, 2025 and December 31, 2024, the Company's provision for credit loss was $9,751 and $17,672, respectively.

As of December 31, 2025, the loans were presented under prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2024, the loans were presented under other long-term assets on the consolidated balance sheets.

Interest income is recorded on an accrual basis at the stated interest rate and is recorded in financial income (expense), net, in the accompanying consolidated statements of income (loss).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

k.   Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost includes depreciation, labor, material, shipment and overhead costs. Inventory reserves are provided to cover risks arising from slow-moving, excess inventory items and technological obsolescence. The Company periodically evaluates the quantities on hand relative to historical, current, and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its net realizable value. Cost of finished goods and raw materials is determined using the moving average cost method (see Note 5).

l.   Property, plant and equipment:

Property, plant, and equipment are stated at cost, net of accumulated depreciation and government grants. Assets under construction represent the construction or development stage of property and equipment that have not yet been placed in service for the Company's intended use. Depreciation is calculated by the straight-line method over the estimated useful life of the assets, at the following rates:

%
Buildings and plants	5.7
Computers and peripheral equipment	14.3-33 (mainly 14.3)
Office furniture and equipment	7-20 (mainly 7)
Machinery and equipment	10-20 (mainly 10)
Laboratory and testing equipment	15-20 (mainly 15)
Leasehold improvements	over the shorter of the lease term or useful economic life

m.   Government assistance

Advanced manufacturing production tax credits

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which includes several incentives intended to accelerate U.S. manufacturing and adoption of clean energy, battery and energy storage, electrical vehicles, and other solar products, and therefore impacts our business and operations, along with the overall U.S. solar market. As part of such incentives, the IRA, among other things, extended the investment tax credits ITC through 2034 and was therefore expected to increase the demand for solar products. The IRA further incentivizes residential and commercial solar customers and developers by providing significant tax credits for qualifying energy projects. In July 2025, the U.S. government enacted the H.R.1 that shortened the ITC credits. The IRA further provides Advanced Manufacturing Production Tax Credits (“AMPTCs”) for U.S. manufacturing of eligible components (under IRC §45X), including PV inverters and DC-optimized systems. The duration of this credit was not impacted by H.R.1. H.R.1 introduced new Foreign Entity of Concern (“FEOC”) requirements for Sections 45X, 45Y, and 48E of the Code. These restrictions require threshold percentages of non FEOC components that increase over time, beginning January 1, 2026. Currently, the Company manufactures components that help our customers meet their non-FEOC percentage requirements. The Company has been manufacturing eligible products in the U.S. since the fourth quarter of 2023. In addition to using the tax credits to offset tax due to the U.S. government, the IRA allows taxpayers to elect to have AMPTCs refunded in cash ("Direct Pay") or sell these credits to a third party. The Direct Pay option is available as a one-time election, in any taxable year after December 31, 2022, for a facility in which eligible components are produced, and is applicable for five years. In 2025 the Company sold to third parties a significant part of the AMPTCs it generated from the U.S. production of eligible components.

Refundable and transferable tax credits are similar in essence to government grants. This is because the taxpayer can realize the benefit regardless of whether they owe income tax or not in the relevant years. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740. Instead, they are treated as government grants.

Government grants are recognized when there is reasonable assurance that: (1) the Company will comply with the relevant conditions and (2) the grant disbursement will be received. The Company recognizes AMPTCs as a reduction in the cost of revenues in the consolidated statement of income (loss). The Company does this systematically over time as it recognizes the related expenses. The AMPTCs are also reflected in the consolidated balance sheet, according to the way the Company expects to utilize them: as a reduction of income tax payable within accrued expenses and other liabilities, as a tax prepayment, or, if AMPTCs are to be sold, within prepayment and other assets.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Property, plant and equipment

In November 2024, following the announced discontinuation of SolarEdge Korea, the Company was required to return approximately $10,000 in subsidies granted to date. The Company recorded an accrual under accrued expenses and other current liabilities in the consolidated balance sheets.

In 2025 the Company settled and repaid $6,643.

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

In addition, the carrying amount of the ROU and lease liabilities are remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset. Upon modification of a lease, the Company reassesses, as of the effective date of the modification, whether the lease is classified as a finance lease or an operating lease in accordance with ASC 842.

The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

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

p.   Intangible Assets:

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In case the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized over the revised estimated useful life (see Note 9).

Amortization is calculated by the straight-line method over the estimated useful life of the assets, at the following rates:

%
Current technology	14.3-20 (mainly 20)
Trade names	20-50 (mainly 20)
Patents	9.5-10 (mainly 9.5)

q.   Impairment of long-lived assets:

The Company’s long-lived assets to be held and used, including property, plants and equipment, ROU assets and identifiable intangible assets, other than goodwill, are reviewed for impairment in accordance with ASC 360 “Property, Plants and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such evaluation indicates that the carrying amount of the asset (or asset group) is not recoverable, the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value (see Note 9).

For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of long-lived assets in the amount of $5,998, $249,588 and $30,790, respectively, presented under Other operating expenses, net.

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

Starting January 1, 2025, the Company operates as one reporting unit.

For the year ended December 31, 2025, the Company did not record any goodwill impairment charges.

For the year ended December 31, 2024, the Company recorded impairment charges of goodwill in the amount of $2,251.

For the year ended December 31, 2023, the Company did not record any goodwill impairment charges.

s.   Cloud computing arrangements:

In 2021, due to the growing size and complexity of the Company, the Company decided to implement a new global enterprise resource planning ("ERP") system, which will replace the Company's existing operating and financial systems. During 2022, the Company began implementing a cloud-based ERP system. The Company has substantially completed the implementation of its new ERP system during the fiscal quarter ended June 30, 2025. The Company is performing post-implementation activities. The implementation is intended to enhance user access controls and automate certain accounting, back-office and reporting processes. The Company expects the new system to reduce reliance on manual processes upon full deployment.

The Company incurs costs to implement cloud computing arrangements (“CCA”) that are hosted by third party vendors. Implementation costs associated with CCA are capitalized when incurred during the application development phase until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the contractual term of the cloud computing arrangement and are recognized as an operating expense within the consolidated statements of income (loss). Capitalized amounts related to such arrangements are recorded within other long-term assets and prepaid expenses and other current assets in the consolidated balance sheets. Cash payments for CCA implementation costs are classified as cash used in operating activities.

As of December 31, 2025, and 2024 the gross capitalized implementation costs related to the Company's ERP conversion, amounts to $48,060 and $29,366, respectively. Amortization of the implementation costs began on July 1, 2025, the date the software was ready for its intended use.

For the year ended December 31, 2025, the Company commenced amortization of the CCA and recognized $3,363 in related amortization expense.

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded $16,378, $21,959 and $23,643 in severance expenses related to its employees, respectively.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary denominated in the Israeli currency, NIS, during the year ended December 31, 2025, the Company instituted a foreign currency cash flow hedging program whereby portions of the anticipated payroll denominated in NIS for a period of one to nine months with hedging contracts.

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

The Company’s products and services consist mainly of (i) power optimizers, (ii) inverters, (iii) batteries, (iv) a related cloud-based monitoring platform, (v) communication services, and (vi) warranty extension services.

The Company recognizes revenue under the core principle that transfer of control to the Company’s customers should be depicted in an amount reflecting the consideration the Company expects to receive in revenue.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

In order to achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.

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

(3)          Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (e.g., sales tax and other indirect taxes). Generally, the Company does not provide price protection, stock rotation, and/or right of return. The Company determines the transaction price for all satisfied and unsatisfied performance obligations identified in the contract from contract inception to the beginning of the earliest period presented.

Rebates or discounts on goods or services are accounted for as variable consideration. Provisions for rebates, sales incentives and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Accrual for rebates for direct customers is presented net of trade receivables. Accrual for sale incentives related to non-direct customers is presented under accrued expenses and other current liabilities. The Company accrued $83,882 and $53,026 for rebates and sales incentives as of December 31, 2025 and December 31, 2024, respectively.

The Company has elected to apply the practical expedient to not evaluate payment terms of one year or less for the existence of a significant financing component.

When a contract provides a customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists.

As of December 31, 2025, the Company has not provided payment terms of more than a year.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

(4)          Allocate the transaction price to the performance obligations in the contract

The Company performs an allocation of the transaction price to each separate performance obligation, in proportion to their relative standalone selling prices. When a standalone selling price is not directly observable, the Company estimates it using the expected cost‑plus‑margin approach.

(5)          Recognize revenue when a performance obligation is satisfied

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control either transfers over time or at a point in time, which affects when revenue is recorded.

Revenues from sales of products are recognized based on the transfer of control, which includes but is not limited to, the agreed International Commercial terms, or “INCOTERMS”. Revenues related to cloud-based monitoring, extended warranty services, communication services and other services are recognized over time on a straight-line basis since these services have a consistent continuous pattern of transfer to a customer during the contract period.

Billed accounts receivable include all outstanding invoices to customers, as well as amounts allowed to be billed according to contractual billing terms with customers.

Deferred revenues and advances from customers consist of deferred cloud-based monitoring, extended warranty services, communication services, other services and advance payments received from customers for the Company’s products. Deferred revenues and advances from customers are classified as short-term and long-term deferred revenues and advances from customers based on the period in which revenues are expected to be recognized (see Note 15).

w.   Cost of revenues:

Cost of revenues includes the following: product costs consisting of purchases from contract manufacturers and other suppliers, direct and indirect manufacturing costs, shipping and handling, support, warranty expenses, provision for losses related to slow moving and dead inventory, personnel and government grants related to the AMPTCs.

Shipping, handling and warehouse costs, which amounted to $63,385, $79,534 and $214,349, for the years ended December 31, 2025, 2024 and 2023, respectively, are included in the cost of revenues in the consolidated statements of income (loss). Shipping, handling and warehouse costs include custom tariff charges and all other costs associated with the distribution of finished goods from the Company’s point of sale directly to its customers.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Shipping, handling and warehouse costs incurred prior to the point of sale that are directly attributable to bringing inventory to its present location and condition are capitalized as part of inventory. These costs are subsequently recognized in cost of revenues upon sale of the related inventory.

x.   Warranty obligations:

The Company provides a product warranty for its products as follows: a standard 10-year limited warranty for its batteries, a standard 12-year limited warranty for the majority of its inverters, that is extendable up to 25 years for an additional cost, and a 25-year limited warranty for power optimizers.

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

y.   Advertising costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of income (loss). The Company incurred advertising expenses of $10,270, $12,015, and $13,476 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company's debt marketable securities include investments in high-rated corporate debentures (located mainly in the U.S.) and governmental bonds. The financial institutions that hold the Company's debt marketable securities are major financial institutions located in the United States. The Company believes its debt marketable securities portfolio is a diverse portfolio of highly-rated securities and the Company's investment policy limits the amount the Company may invest in an issuer (see Note 2g).

The trade receivables of the Company derive from sales to customers located primarily in the United States and Europe.

The Company performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for credit losses (see Note 2i). The Company generally does not require collaterals, however, in certain circumstances, the Company may require letters of credit, other collateral, or additional guarantees. From time to time, the Company may purchase trade credit insurance.

The Company had one major customer (customers with attributable revenues that represent more than 10% of the Company's total revenues) for the year ended December 31, 2025, one major customer for the year ended December 31, 2024, and two major customers for the year ended December 31, 2023 that accounted for approximately 18.6%, 12.9% and 24.0% of the Company’s consolidated revenues, respectively. For the years ended December 31, 2024 and December 31, 2023, revenues from these customers were generated in the solar segment.

The Company had three major customers (customer with a balance that represents more than 10% of total trade receivables, net) as of December 31, 2025 and as of December 31, 2024 that accounted in the aggregate for approximately 45.5% and 43.4%, of the Company’s consolidated trade receivables, net, respectively.

ab.   Concentrations of supply risks:

The Company depends on certain contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of December 31, 2025 and 2024, two contract manufacturers accounted for 50.7% and 43.4% of the Company’s total trade payables, respectively.

The Company's own manufacturing facility, Sella 1, is located in the North of Israel.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

ac.   Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

The carrying value of cash and cash equivalents, restricted cash, short-term bank deposits, restricted bank deposits, trade receivables, net, prepaid expenses and other current assets, loan receivables, trade payables, employee and payroll accruals and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of such instruments.

Assets measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 are comprised of money market funds, derivative instruments and marketable securities (see Note 13).

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

ad.   Stock-based compensation:

The Company uses the closing trading price of its common stock on the day of the grant date as the fair value of awards of restricted stock units ("RSUs"), and performance stock units that are based on the Company's financial performance targets ("PSUs"). The compensation expense for RSUs is recognized using a straight-line attribution method over the requisite employee service period while compensation expense for PSUs is recognized using an accelerated attribution method. The Company estimates the forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company granted and grants stock based compensation under its 2015 Plan, PSU awards to certain employees and officers which vest upon the achievement of certain performance or market conditions subject to their continued employment with the Company.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Company granted PSUs based on the Company’s total shareholder return ("TSR") compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. In addition, the Company granted PSUs based on the 30-day successive average trading price of the Company’s common stock (the “30-Day Price”) over a three year performance period, which are expected to vest if certain 30-Day Price levels are met. For market conditions awards, the Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated attribution method.

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

The fair value for PSU and ESPP granted to employees is estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2025	2024	2023
ESPP
Risk-free interest	3.74% - 4.36%	4.42% - 5.42%	5.38% - 5.46%
Dividend yields	0%	0%	0%
Volatility	111.24% - 113.95%	70.94% - 104.93%	56.44% - 66.78%
Expected term	6 months	6 months	6 months
PSU
Risk-free interest	4.43%	3.9% - 4.2%	4.09%
Dividend yields	0%	0%	0%
Volatility	73.75%	65.18% - 76.7%	71.60%
Expected term	3 years	2 - 3 years	3 years

ae.   Earnings (loss) per share

Net basic Earnings Per Share ("EPS") is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Net diluted EPS is computed by giving effect to all potential shares of common stock, to the extent dilutive, including stock options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes 2025, and Notes 2029, all in accordance with ASC No. 260, "Earnings Per Share."

The Company’s convertible senior notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic cash and non-cash interest expense net of tax associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS, unless the Notes are antidilutive (see Note 22).

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

af.   Income taxes:

The Company account for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

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

In November 2025, the FASB issued ASU 2025-09 to amend the guidance in Derivatives and Hedging (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is currently evaluating the impact from ASU 2025-10 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact from ASU 2025-10 on its consolidated financial statements.

ah.   Recently issued and adopted pronouncements:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Effective December 31, 2025, the Company has adopted this standard prospectively. The adoption of this ASU affects only disclosures, with no impact to the Company's financial condition and results of operations (see Note 25).

ai.   Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of December 31, 2025, the Company has fully impaired its investments in privately-held companies.

As of December 31, 2024, the carrying value of investments in privately-held companies was $20,976.

For the years ended December 31, 2025, and 2024 the Company recorded impairment charges in the amount of $21,438 and $5,000, respectively.

For the year ended December 31, 2025, the Company recorded a gain of $4,000 upon the sale of Stardust.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 4:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2025:

	Amortized cost	Gross unrealized gains	Fair value
Matures within one year:
Corporate bonds	$36,413	$188	$36,601
U.S. Government agency securities	1,495	1	1,496
Total	$37,908	$189	$38,097

The following is a summary of available-for-sale marketable securities at December 31, 2024:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Matures within one year:
Corporate bonds	$290,570	$97	$(811)	$289,856
U.S. Treasury securities	12,596	-	(2)	12,594
U.S. Government agency securities	8,810	19	-	8,829
	311,976	116	(813)	311,279
Matures after one year:
Corporate bonds	36,006	252	(17)	36,241
U.S. Government agency securities	6,309	47	-	6,356
	42,315	299	(17)	42,597
Total	$354,291	$415	$(830)	$353,876

Proceeds from maturity of available-for-sale marketable securities during the years ended December 31, 2025, 2024 and 2023, were $713,413, $719,454 and $277,382, respectively.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2025 were $76,288, which did not lead to realized gains or losses.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2024 were $114,564, which led to realized gains of $2,966.

Proceeds from sales of available-for-sale marketable securities during the year ended December 31, 2023 were $2,807, which led to realized losses of $125

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 5:       INVENTORIES, NET

	As of December 31,
	2025	2024
Raw materials	$306,288	$209,259
Work in process	-	3,113
Finished goods	246,344	433,525
	$552,632	$645,897

The Company recorded inventory write-downs of $17,827, $738,757 and $46,369 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 6:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2025	2024
Vendor non-trade receivables[1]	$129,223	$198,211
Government authorities	161,749	213,290
Prepayments	25,334	25,291
Assets held for sale	11,155	60,500
Other	14,370	25,735
Total prepaid expenses and other current assets	$341,831	$523,027

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 7:       PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2025	2024
Cost:
Land	$-	$1,087
Buildings and plants	24,953	60,498
Computers and peripheral equipment	44,805	47,279
Office furniture and equipment	8,682	8,955
Laboratory and testing equipment	65,429	60,638
Machinery and equipment	188,000	209,906
Leasehold improvements	107,901	110,380
Assets under construction and payments on account	36,694	34,949
Gross property, plant and equipment	476,464	533,692
Less - accumulated depreciation	207,113	190,254
Total property, plant and equipment, net	$269,351	$343,438

For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment and abandonment by disposal of property, plant, and equipment in the amount of $5,799, $224,772, and $25,168, respectively, under Other operating expense (income), net in the consolidated statements of income (loss).

Depreciation expenses for the years ended December 31, 2025, 2024 and 2023, were $27,650, $51,966 and $49,544, respectively.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 8:       LEASES

The following table summarizes the Company’s lease-related assets and liabilities recorded in the consolidated balance sheets:

		As of December 31,
Description	Classification on the consolidated Balance Sheet	2025	2024
Assets:
Operating lease assets, net of lease incentive obligation	Operating lease right-of use assets, net	$48,178	$41,393
Finance lease assets	Property, plant and equipment, net	17,848	46,610
Total lease assets		$66,026	$88,003
Liabilities:
Operating leases short term	Accrued expenses and other current liabilities	$15,959	$11,861
Finance leases short term	Accrued expenses and other current liabilities	1,547	3,382
Operating leases long term	Operating lease liabilities	36,648	30,018
Finance leases long term	Finance lease liabilities	18,558	39,159
Total lease liabilities		$72,712	$84,420

The following table presents certain information related to the operating and finance leases:

	Year ended December 31,
	2025	2024
Finance leases:
Amortization of right-of-use-assets	$3,239	$3,127
Interest on lease liabilities	$930	$973
Weighted average remaining lease term in years	12.74	14.38
Weighted average annual discount rate	1.80%	2.30%
Operating leases:
Operating lease costs	$15,310	$17,503
Weighted average remaining lease term in years	10.43	10.67
Weighted average annual discount rate	6.28%	4.76%

The following table presents supplemental cash flows information related to the lease costs for operating and finance leases:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$15,849	$17,685
Operating cash flows for finance leases	$323	$350
Financing cash flows for finance leases	$3,285	$2,877

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years of the operating and finance lease liabilities recorded in the consolidated balance sheets:

	Operating Leases	Finance Leases
2026	$16,495	$1,557
2027	6,730	1,557
2028	5,107	1,557
2029	4,009	1,588
2030	3,916	1,681
Thereafter	30,702	14,609
Total lease payments	$66,959	$22,549
Less amount of lease payments representing interest	(14,352)	(2,444)
Present value of future lease payments	$52,607	$20,105
Less current lease liabilities	(15,959)	(1,547)
Long-term lease liabilities	$36,648	$18,558

As of December 31, 2025, a lease previously classified as a finance lease was reclassified as an operating lease following an approximately 40% reduction in the leased asset’s scope.

As of December 31, 2025, the Company has a non-cancelable lease commitment for the initial term of the lease of approximately $274,237 for new offices in Israel, which has not yet commenced. The lease is expected to commence during the next twelve months. The initial term of the lease agreement is 15 years commencing on the transfer of possession, and with an option to extend the lease for additional periods of up to 10 years, subject to the conditions of the lease agreement. In November 2025, the Company amended its lease agreement with the developer of its new campus to reduce the leased area. In connection with the amendment, the Company agreed to make a lease modification payment of $28,828, recorded under other long-term assets, which is accounted for as prepaid lease consideration under ASC 842, of which $3,143 had been paid as of December 31, 2025.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 9:       INTANGIBLE ASSETS, NET

Acquired intangible assets consisted of the following as of December 31, 2025, and 2024:

	As of December 31, 2025			As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Current technology	$11,183	$(4,936)	$6,247	$10,675	$(2,753)	$7,922
Customer relationships	1,548	(1,548)	-	1,526	(1,216)	310
Trade names	1,326	(946)	380	1,279	(464)	815
Assembled workforce	-	-	-	3,575	(3,575)	-
Patents	2,000	(1,498)	502	2,000	(1,381)	619
Total	$16,057	$(8,928)	$7,129	$19,055	$(9,389)	$9,666

Amortization expenses for the years ended December 31, 2025, 2024 and 2023, were $2,861, $7,899 and $7,652, respectively.

Expected future amortization expenses of intangible assets as of December 31, 2025 are as follows:

2026	$2,322
2027	2,194
2028	1,025
2029	636
2030	636
Thereafter	316
$7,129

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 10:       GOODWILL

The following summarizes the goodwill activity for the years ended December 31, 2025, and 2024:

Total
Goodwill at December 31, 2023	$42,996
Changes during the year:
Acquisitions	11,344
Impairment losses	(2,251)
Foreign currency adjustments	(3,709)
Goodwill at December 31, 2024	48,380
Changes during the year:
Foreign currency adjustments	1,743
Goodwill at December 31, 2025	$50,123

Following the sale of Automation Machines and the discontinuation of the Company's Energy Storage activity in 2024, the Company operates as one operating segment that constitutes consolidated results. The Company recast its comparative numbers to conform to current period presentation.

As of December 31, 2025 and December 31, 2024 there were $92,355 accumulated goodwill impairment losses.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 11:       OTHER LONG TERM ASSETS

	As of December 31,
	2025	2024
Payments made before lease commencement	$28,828	$-
Cloud computing arrangements	37,972	29,366
Investments in privately held companies	-	20,976
Severance pay fund	-	9,185
Prepaid expenses and other	766	5,209
Total other long term assets	$67,566	$64,736

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 12:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2025, the Company entered into put and call options to sell USD in the amount of NIS 99 million.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	December 31, 2025	December 31, 2024
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$705	$1,262

Gains (losses) on derivative instruments are summarized below:

		Year ended December 31,
	Affected line item	2025	2024	2023
Foreign exchange contracts
Non Designated Hedging Instruments	Consolidated Statements of Income (loss) - Financial income (expense), net	$(2,967)	$802	$2,337
Designated Hedging Instruments	Consolidated Statements of Comprehensive Income (loss) - Cash flow hedges	$7,641	$(445)	$(1,990)

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

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2025 and December 31, 2024 by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Assets:
Cash, cash equivalents and restricted cash:
Cash	Level 1	$312,539	$239,020
Money market mutual funds	Level 1	$8,315	$21,075
Deposits	Level 1	$134,221	$14,516
Restricted cash	Level 1	$84,771	$135,328
Derivative instruments	Level 2	$705	$1,262
Short-term marketable securities:
Corporate bonds	Level 2	$36,601	$289,856
U.S. Treasury securities	Level 2	$-	$12,594
U.S. Government agency securities	Level 2	$1,496	$8,829
Long-term marketable securities:
Corporate bonds	Level 2	$-	$36,241
U.S. Government agency securities	Level 2	$-	$6,356

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 14:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year ended December 31,
	2025	2024	2023
Balance, at the beginning of the period	$432,365	$518,244	$385,057
Accruals for warranty during the period	69,713	60,137	250,266
Changes in estimates	(26,506)	(5,345)	20,017
Settlements	(117,683)	(140,671)	(137,096)
Balance, at end of the period	357,889	432,365	518,244
Less current portion	(89,330)	(140,249)	(183,047)
Long-term portion	$268,559	$292,116	$335,197

NOTE 15:       DEFERRED REVENUES AND CUSTOMERS ADVANCES

Deferred revenues and customer advances consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products and other services. Deferred revenues and customer advances are classified as short-term and long-term deferred revenues and customer advances based on the period in which revenues are expected to be recognized.

Significant changes in the balances of deferred revenue and customer advances during the period are as follows:

	Year ended December 31,
	2025	2024	2023
Balance, at the beginning of the period	$371,919	$255,443	$213,577
Revenue recognized	(138,587)	(41,035)	(29,650)
Increase in deferred revenues and customer advances	130,367	157,511	71,516
Balance, at the end of the period	363,699	371,919	255,443
Less current portion	(70,371)	(140,870)	(40,836)
Long-term portion	$293,328	$231,049	$214,607

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025:

2026	$70,371
2027	26,189
2028	25,168
2029	21,565
2030	14,778
Thereafter	205,628
Total deferred revenues	$363,699

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 16:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2025	2024
Accrued expenses	$211,136	$166,699
Government authorities	20,493	51,705
Operating lease liabilities	15,959	11,861
Accrual for sales incentives	24,102	11,671
Provision for legal claims	13,199	350
Liabilities held for sale	7,592	-
Other	5,338	3,792
Total accrued expenses and other current liabilities	$297,819	$246,078

NOTE 17:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes, due 2025 (the “Notes 2025”). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 did not bear regular interest and matured on September 15, 2025. The Notes 2025 were general senior unsecured obligations of the Company. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1,000 principal amount of Notes 2025, which was equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. In March 2025 the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146, under other income, net, from the repurchase. The Company settled all of its remaining Notes 2025 on September 15, 2025. As part of the settlement, the Company paid $342,250 in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes 2025. Following the settlement, there were no Notes 2025 outstanding as of December 31, 2025.

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

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds, from this offering, to repurchase $285,000 principal amount of its Notes 2025. In June 2024, the Company recorded under other income (loss), net a gain of $15,456 from the repurchase of Notes 2025.

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

The Convertible Senior Notes consisted of the following as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Notes 2025
Principal	$-	$347,500
Unamortized issuance costs	-	(1,195)
Net carrying amount Notes 2025	$-	$346,305
Notes 2029
Principal	337,000	337,000
Unamortized issuance costs	(5,439)	(6,994)
Net carrying amount Notes 2029	331,561	330,006

Total notes carrying amount	$331,561	$676,311

Costs related to the Notes 2025 and the Notes 2029 were as follows:

	Year ended December 31,
	2025	2024	2023
Notes 2025
Debt issuance cost	$1,183	$2,280	$2,930
Notes 2029
Debt issuance cost	$1,555	$792	$-
Contractual interest expense	$7,583	$3,854	$-

As of December 31, 2025, the unamortized issuance costs of the Notes 2029 will be amortized over the remaining term of approximately 3.5 years.

The annual effective interest rate of the Notes 2029 is 2.75%.

As of December 31, 2025, the estimated fair value of the Notes 2029, which the Company has classified as Level 2 financial instruments, is $401,084. The estimated fair value was determined based on the quoted bid price of the Convertible Senior Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2025, the if-converted value of the Notes 2029 did not exceed the principal amount.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 18:       OTHER LONG TERM LIABILITIES

	As of December 31,
	2025	2024
Accrued severance pay	$1,868	$6,079
Other	713	2,347
	$2,581	$8,426

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

The Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) became effective upon the consummation of the Company's IPO and expired on March 25, 2025. The 2015 Plan provides for the grant of options, RSU, PSU, and other stock-based awards to directors, employees, officers, and non-employees of the Company and its subsidiaries. As of December 31, 2025, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 12,097,577 shares are still available for future grants.

Under its 2015 Plan, the Company granted PSU awards to certain employees and officers which vest upon the achievement of certain performance or market conditions subject to their continued employment with the Company.

The market condition for the PSUs is based on the Company’s TSR compared to the TSR of companies listed in the S&P 500 index over a one to three year performance period. Additionally, the Company granted PSUs, based on the average trading price of the Company’s common stock based on the 30-Day Price, over a three year performance period, which are expected to vest if certain 30-Day Price levels are met. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

The aggregate maximum number of shares of common stock that may be issued on the exercise of incentive stock options is 10,000,000. As of March 25, 2025, the tenth anniversary of our 2015 Plan, we are no longer able to grant incentive stock options.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2022	339,029	$50.64	4.86	$79,414
Exercised	(21,613)	10.48	-	3,572
Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Vested and expected to vest as of December 31, 2023	317,166	$53.24	4.05	$17,366
Exercisable as of December 31, 2023	307,719	$47.70	3.97	$17,366

Outstanding as of December 31, 2023	317,416	$53.38	4.05	$17,366
Exercised	(33,331)	5.18	-	750
Forfeited or expired	(666)	3.96	-	-
Outstanding as of December 31, 2024	283,419	$59.16	3.42	$17
Vested and expected to vest as of December 31, 2024	283,382	$59.13	3.44	$17
Exercisable as of December 31, 2024	282,196	$58.07	3.43	$17

Outstanding as of December 31, 2024	283,419	$59.16	3.42	$17
Exercised	(10,400)	21.23	-	25
Forfeited or expired	(81,832)	86.86	-	-
Outstanding as of December 31, 2025	191,187	$49.37	1.40	$950
Vested and expected to vest as of December 31, 2025	191,187	$49.37	1.40	$950
Exercisable as of December 31, 2025	191,187	$49.37	1.40	$950

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2025 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of in-the-money options.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A summary of the activity in the RSUs and PSUs and related information is as follows:

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of January 1, 2023	1,488,515	$232.05	149,232	$295.88
Granted	1,138,764	134.44	32,348	314.22
Vested	(661,967)	198.16	(107,165)	296.76
Forfeited	(105,026)	253.80	-	-
Unvested as of December 31, 2023	1,860,286	182.52	74,415	302.58
Granted	2,737,530	34.62	292,932	31.46
Vested	(749,031)	173.07	(14,543)	298.92
Forfeited	(453,438)	143.44	(18,550)	259.59
Unvested as of December 31, 2024	3,395,347	70.62	334,254	67.52
Granted	2,656,364	17.69	777,237	6.39
Vested	(1,327,121)	75.13	-	-
Forfeited	(899,816)	63.30	(270,004)	58.35
Unvested as of December 31, 2025	3,824,774	$34.02	841,487	$14.00

c.	Employee Stock Purchase Plan:

The Company adopted an ESPP effective upon the consummation of the IPO. As of December 31, 2025, a total of 5,125,666 shares were reserved for issuance under this plan.

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

As of December 31, 2025, 2,793,819 shares of common stock had been purchased under the ESPP.

As of December 31, 2025, 2,331,847 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC No. 718, the ESPP is compensatory and, as such, results in recognition of compensation cost.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of income (loss) for the years ended December 31, 2025, 2024 and 2023, as follows:

	Year ended December 31,
	2025	2024	2023
Stock-based compensation expenses:
Cost of revenues	$16,022	$21,952	$23,200
Research and development	44,890	62,546	66,944
Sales and marketing	17,730	27,328	30,987
General and administrative	13,903	25,425	28,814
Total stock-based compensation expenses	$92,545	$137,251	$149,945

Stock-based compensation capitalized:
Inventory	$1,693	$3,100	$2,460
Other long-term assets	1,356	1,926	1,666
Total stock-based compensation capitalized	$3,049	$5,026	$4,126

For the years ended December 31, 2025 and 2024, no amounts were recorded in regard to tax benefits associated with share-based compensation.

The total tax benefits associated with share-based compensation for the year ended December 31, 2023 was $27,551. The tax benefit realized from share-based compensation for the year ended December 31, 2023 was $8,866.

As of December 31, 2025, there were total unrecognized compensation expenses in the amount of $130,614 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from January 1, 2026 through December 31, 2029.

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

During year ended December 31, 2024, the Company repurchased 753,364 shares of common stock from the open market at an average cost of $66.63 per share for a total of $50,194

The share repurchase program expired on December 31, 2024.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 20:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of December 31, 2025, contingent liabilities exist regarding guarantees in the amounts of $50,496, $35,895 and $1,486 in respect of securing projects with customers and vendors, office rent lease agreements, and other transactions, respectively.

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

As of December 31, 2025, the Company had non-cancelable purchase obligations totaling approximately $513,202, out of which the Company recorded a provision for loss in the amount of $24,324.

As of December 31, 2025, the Company had contractual obligations for capital expenditures totaling approximately $23,451. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s manufacturing process.

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

As of December 31, 2025, the Company recorded an accrual of $13,199 for legal claims which was recorded under accrued expenses and other current liabilities.

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

On February 7, 2024, the Court consolidated the two actions (the "Consolidated Securities Litigation"), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed Plaintiffs to again amend their complaint, and they filed a Second Amended Complaint on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4, 2024 order. On April 7, 2025, the Court issued an order granting in part the second motion to dismiss, dismissing all allegations except those characterizing inventory levels as “low” and those relating to demand in Europe.  Lead Plaintiffs filed a motion for class certification on October 17, 2025, and Defendants filed their opposition on January 16, 2026.  Plaintiffs’ reply is due on February 20, 2026.  Fact discovery is ongoing.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

On March 15, 2024, Abdul Hirani filed a purported derivative complaint in the U.S. District Court for the Southern District of New York against certain current and former SolarEdge executive officers and board members, including Zvi Lando, Ronen Faier, Nadav Zafrir, Betsy Atkins, Marcel Gani, Dana Gross, Dirk Hoke, Avery More, and Tal Payne. The Hirani complaint makes largely the same allegations as those in the Consolidated Securities Litigation. The Hirani complaint brings claims for (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) unjust enrichment, (iv) waste of corporate assets, and (v) securities fraud under Section 10(b) of the Exchange Act. The complaint seeks compensatory and punitive damages, interest, attorneys’ fees, and other relief.

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint in the U.S. District Court for the Southern District of New York against the same defendants as those named in the Hirani complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb complaint makes largely the same allegations as those in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case (the “Consolidated Derivative Action”). On September 9, 2024 the parties agreed to stay the Hirani and Blaufarb actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. Following the decision granting in part and denying in part the motion to dismiss the Second Amended Complaint in the Consolidated Securities Litigation, the parties entered into a new stipulation on June 20, 2025, staying this consolidated derivative action through the close of fact discovery in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint in the U.S. District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Action. The Isaac complaint makes largely the same allegations as those in the Consolidated Securities Litigation. It also pleads the similar counts to the Consolidated Derivative Action, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief. The parties filed a stipulation on June 30, 2025 agreeing to stay the Isaac matter through the close of fact discovery in the Consolidated Securities Litigation.

On May 22, 2025, Mike Maddox (“Maddox”) filed a purported derivative complaint in the U.S. District Court for the Southern District of New York against the same defendants as those named in the earlier-filed derivative actions.  The Maddox complaint makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions.  It also pleads similar counts to those in the other derivative actions, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) violation of Section 14(a) of the Exchange Act.  The parties filed a stipulation on July 21, 2025 agreeing to stay the Maddox matter through the close of fact discovery in the Consolidated Securities Litigation.

On September 9, 2025, Jerald Chauncey, Jr. (“Chauncey”) filed a complaint in the Delaware Court of Chancery against the same defendants as those named in the other derivative actions.  The Chauncey complaint makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions.  It also pleads similar counts to those in the other derivative actions, including (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) waste of corporate assets. The parties filed a stipulation on October 7, 2025 agreeing to stay the Chauncey matter through the close of fact discovery in the Consolidated Securities Litigation.

On January 13, 2025, Stellantis Europe S.p.A. (“Stellantis”) submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. At a hearing on February 25, 2025 the parties discussed the case. On May 8, 2025, the court denied Stellantis’ request for injunction and on July 2, 2025, Stellantis appealed, and the next hearing is scheduled for March 13, 2026. The Company disputes the allegations of wrongdoing. On February 11, 2026, the Company completed the sale of SolarEdge e-Mobility.

On September 15, 2025, Ampt, LLC (“Ampt”) filed a lawsuit in the District of Delaware seeking to enforce an agreement between Ampt and the Company. The Company had invoked a force majeure clause in relation to its performance of the agreement, valued at $54 million over a period of five years, in October 2023. The Company has filed an answer on December 1, 2025, and the court has ordered a disclosure schedule to begin January 2026. The case is scheduled for trial for November 1, 2027. On January 5, 2026, the parties met for mediation, which has been inconclusive. The Company disputes the allegations and intends to vigorously defend against them.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 21:       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance as of January 1, 2023	$(25,449)	$(1,761)	$(37,960)	$(7,939)	$(73,109)
Revaluation	25,898	(1,973)	(5,375)	5,409	23,959
Tax on revaluation	(5,487)	(17)	-	-	(5,504)
Other comprehensive income (loss) before reclassifications	20,411	(1,990)	(5,375)	5,409	18,455
Reclassification	107	8,325	-	-	8,432
Tax on reclassification	(29)	(634)	-	-	(663)
Losses reclassified from accumulated other comprehensive income	78	7,691	-	-	7,769
Net current period other comprehensive (income) loss	20,489	5,701	(5,375)	5,409	26,224
Ending balance as of December 31, 2023	$(4,960)	$3,940	$(43,335)	$(2,530)	$(46,885)
Revaluation	8,782	(678)	(35,379)	3,890	(23,385)
Tax on revaluation	(1,995)	233	-	-	(1,762)
Other comprehensive income (loss) before reclassifications	6,787	(445)	(35,379)	3,890	(25,147)
Reclassification	(2,966)	(2,538)	-	-	(5,504)
Tax on reclassification	754	305	-	-	1,059
Losses reclassified from accumulated other comprehensive income	(2,212)	(2,233)	-	-	(4,445)
Net current period other comprehensive (income) loss	4,575	(2,678)	(35,379)	3,890	(29,592)
Ending balance as of December 31, 2024	$(385)	$1,262	$(78,714)	$1,360	$(76,477)
Revaluation	577	8,759	1,207	4,669	15,212
Tax on revaluation	-	(1,118)	-	-	(1,118)
Other comprehensive income (loss) before reclassifications	577	7,641	1,207	4,669	14,094
Reclassification	2	(9,316)	65,667	(6,751)	49,602
Tax on reclassification	-	1,118	-	-	1,118
Losses (gains) reclassified from accumulated other comprehensive income	2	(8,198)	65,667	(6,751)	50,720
Net current period other comprehensive income (loss)	579	(557)	66,874	(2,082)	64,814
Ending balance as of December 31, 2025	$194	$705	$(11,840)	$(722)	$(11,663)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement of Income (loss)
	2025	2024	2023
Unrealized gains (losses) on available-for-sale marketable securities
	$(2)	$2,966	$(107)	Financial income (expenses), net
	-	(754)	29	Income taxes
	$(2)	$2,212	$(78)	Total, net of income taxes
Unrealized gains (losses) on cash flow hedges
	1,402	296	(964)	Cost of revenues
	5,133	1,487	(4,981)	Research and development
	1,128	327	(1,057)	Sales and marketing
	1,653	428	(1,323)	General and administrative
	$9,316	$2,538	$(8,325)	Total, before income taxes
	(1,118)	(305)	634	Income taxes
	$8,198	$2,233	$(7,691)	Total, net of income taxes
Adjustment for substantial completion of liquidation of certain foreign subsidiaries
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	(65,667)	-	-	Financial income (expenses), net
Foreign currency translation adjustments, net	6,751	-	-	Financial income (expenses), net
	(58,916)	-	-
Total reclassifications for the period	$(50,720)	$4,445	$(7,769)

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 22:       EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings (loss) per share (“EPS”):

	Year ended December 31,
	2025	2024	2023
Basic EPS:
Numerator:
Net income (loss)	$(405,448)	$(1,806,357)	$34,329
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	58,954,380	57,082,182	56,557,106
Diluted EPS:
Numerator:
Net income (loss) attributable to common stock, diluted	$(405,448)	$(1,806,357)	$34,329
Denominator:
Shares used in computing net earnings (loss) per share of common stock, basic	58,954,380	57,082,182	56,557,106
Effect of stock-based awards	-	-	680,412
Shares used in computing net earnings (loss) per share of common stock, diluted	58,954,380	57,082,182	57,237,518
Earnings (loss) per share:
Basic	$(6.88)	$(31.64)	$0.61
Diluted	$(6.88)	$(31.64)	$0.60

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Year ended December 31,
	2025	2024	2023
Stock-based awards	1,501,640	2,203,364	666,217
Notes 2025	878,174	2,056,978	2,276,818
Notes 2029[1]	9,819,347	2,521,310	-
Total shares excluded	12,199,161	6,781,652	2,943,035

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 23:       OTHER OPERATING EXPENSES, NET

	Year ended December 31,
	2025	2024	2023
Impairment of asset-held for sale	$43,332	$-	$-
Loss from business disposition	17,982	-	-
Loss (gain) from sale of property, plant and equipment	(3,058)	1,524	541
Impairment of intangible assets and goodwill	-	24,674	5,622
Impairment and disposal by abandonment of property, plant and equipment	5,799	224,772	25,168
Other	(5,717)	8,557	(17)
Total other operating expense, net	$58,338	$259,527	$31,314

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

On November 27, 2024, the Company announced the closure of its Energy Storage Division. In connection with the closure, the Company reduced its headcount by approximately 500 employees, primarily in manufacturing positions in South Korea. This closure and associated headcount reduction represented approximately 12% of the Company’s overall employee population, at the time, almost all of whom were dismissed over the first half of 2025. In January 2025, the Company announced the adoption of a restructuring plan, in response to challenging industry conditions, which included an additional reduction in workforce. In April 2025, we divested from our PV tracker business, as part of our effort to focus on our core activities. On September 4, 2025, as part of the decision to close its Energy Storage Division, the Company, sold its last battery cell manufacturing facility in South Korea. The Company has determined that the discontinuation of its Energy Storage activity does not represent a strategic shift that will have a major effect on the Company's operations and financial results and therefore it did not meet the criteria for discontinued operations classification.

Restructuring and other exit charges for the year ended December 31, 2025 by type of cost were as follows:

	Employee termination costs	Contract termination and other	Total
Cost of revenues	$816	$(14,433)	$(13,617)
Research and development	1,462	-	1,462
Sales and marketing	1,180	-	1,180
General and administrative	1,687	-	1,687
Other operating expenses, net	-	(3,137)	(3,137)
Total	$5,145	$(17,570)	$(12,425)

Restructuring and other exit charges for the year ended December 31, 2024 by type of cost were as follows:

	Employee termination costs	Contract termination and other	Total
Cost of revenues	$2,021	$38,227	$40,248
Research and development	4,120	248	4,368
Sales and marketing	1,228	-	1,228
General and administrative	830	118	948
Other operating expenses, net	-	2,356	2,356
Total	$8,199	$40,949	$49,148

Restructuring and other exit charges for the year ended December 31, 2023 by type of cost were as follows:

	Employee termination costs	Contract termination and other	Total
Cost of revenues	$2,561	$57,241	$59,802
Sales and marketing	4	-	4
General and administrative	297	87	384
Total	$2,862	$57,328	$60,190

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

The Company’s liability balance for the restructuring and other exit charges is as follows:

	Employee termination costs	Contract termination and other
Balance as of January 1, 2025	$1,073	$23,933
Charges	5,145	(17,570)
Cash payments	(6,218)	(6,315)
Non-cash utilization and other	-	(48)
Balance as of December 31, 2025	$-	$-

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

The Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiaries earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The total tax liability was calculated to approximately $8,500, which are paid over the eight-year period provided in the Tax Act (ended 2025).

b.	Corporate tax in Israel:

The taxable income of Israeli companies is subject to corporate tax at the rate of 23%. The Israeli Subsidiary is also eligible for tax benefits as further described in note 25k.

c.	Carryforward tax losses:

As of December 31, 2025, the Company has carryforward federal tax losses of $261,521 and carryforward state tax losses of $164,331. In addition, the foreign subsidiaries have carryforward tax losses of $2,056,156 (out of which an amount of $79,851 relates to carryforward capital losses of the Israeli Subsidiary). All carryforward tax losses do not have an expiration date.

d.	Deferred taxes:

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2025	2024
Deferred tax assets, net:
Research and development carryforward expenses	$19,698	$15,857
Carryforward tax losses	341,977	219,341
Stock based compensation expenses	43,523	38,499
Deferred revenue	12,293	12,999
Lease liabilities	8,297	10,634
Inventory Impairment	9,012	10,833
Foreign currency translation	12,137	13,672
Property, plant and equipment	5,353	11,662
Allowance and other reserves	19,429	20,549
Total gross deferred tax assets	471,719	354,046
Less, valuation allowance	(455,884)	(331,816)
Total deferred tax assets, net	15,835	22,230
Deferred tax liabilities, net:
Intercompany transactions	-	(4,200)
Right-of-use assets	(7,504)	(11,066)
Acquired intangible assets	(1,251)	(3,149)
Property, plant and equipment	(5,906)	(4,377)
Other	(1,359)	(549)
Total deferred tax liabilities	$(16,020)	$(23,341)
Recorded as:
Deferred tax liabilities, net[1]	$(185)	$(1,111)

1 Presented under other long-term liabilities

The Company’s Israeli Subsidiary’s tax-exempt profit from Benefited Enterprises (as defined in note 25k) is permanently reinvested, Therefore, deferred taxes have not been provided for such tax-exempt income.

The Company may incur additional tax liability in the event of intercompany dividend distributions by some of its subsidiaries. Such additional tax liability in respect of these subsidiaries has not been provided for in the Financial Statements as the Company’s management and the Board of Directors has determined that the Company intends to reinvest earnings of its subsidiaries indefinitely.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

e.	Uncertain tax positions are comprised as follows:

	December 31,
	2025	2024	2023
Balance, at the beginning of the period	$32,326	$15,908	$2,756
Decrease related to tax settlements	(24,845)	-	-
Increases related to current year tax positions	-	-	1,502
Increase for tax positions related to prior years	3,373	16,418	11,778
Decrease related to prior year tax positions	(2,209)	-	(128)
Balance, at end of the period	$8,645	$32,326	$15,908

The total amount of gross unrecognized tax benefits above would affect the Company's effective tax rate, if recognized.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

As of December 31, 2025 and 2024, the Company accrued $1,415 and $9,165, respectively.

f.	Income (loss) before income taxes are comprised as follows:

	Year ended December 31,
	2025	2024	2023
Domestic	$181,819	$(4,169)	$49,758
Foreign	(572,925)	(1,704,142)	31,341
Income (loss) before income taxes	$(391,106)	$(1,708,311)	$81,099

g.	Income taxes are comprised as follows:

	Year ended December 31,
	2025	2024	2023
Current taxes:
Domestic	$2,601	$4,036	$42,960
Foreign	11,542	12,905	46,531
Total current taxes	14,143	16,941	89,491
Deferred taxes:
Domestic	-	18,163	(2,244)
Foreign	(761)	61,046	(40,827)
Total deferred taxes	(761)	79,209	(43,071)
Income taxes, net	$13,382	$96,150	$46,420

h.	Reconciliation of theoretical tax expense to actual tax expense:

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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) before income taxes after the adoption of ASU 2023‑09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
US Federal statutory tax rate	$(82,132)	21.0%
State and local income taxes, net of federal income tax effect:
State tax(1)	2,593	(0.7)%
Foreign Tax Effects:
Israel
Statutory tax rate difference between Israel and United States	(11,516)	2.9%
Changes in valuation allowances	68,509	(17.5)%
Preferred enterprise	58,877	(15.1)%
Other	5,225	(1.3)%
Netherlands
Non‑taxable income resulting from reversal of bad debt	6,168	(1.6)%
Other	(1,151)	0.3%
Changes in valuation allowances	12,610	(3.2)%
Non-taxable or Non-deductible items:
Non-taxable and other (mainly government grants)	(73,734)	19.0%
Non-deductible capital loss	23,360	(6.0)%
Changes in unrecognized tax benefits	4,573	(1.2)%
	$13,382	(3.4)%

(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category is California.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) before income taxes for years prior to the adoption of ASU 2023‑09 is as follows:

	Year Ended December 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
Effect of:
Income tax at rate other than the U.S. statutory tax rate	(0.64)%	(37.3)%
Losses and timing differences for which valuation allowance was provided	(26.09)%	27.7%
Prior year income taxes (benefit)	(0.03)%	(1.0)%
R&D Capitalization and other effects of TCJA	-%	42.5%
Non-deductible expenses	(2.85)%	4.5%
IRA tax benefits	2.85%	-%
Other individually immaterial income tax items, net	0.13%	(0.2)%
Effective tax rate	(5.63)%	57.2%

i.	Tax paid:

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
US Federal	$(1,480)
US State and local:
California	2,400
Other	(293)
Total US	627
Foreign:
Israel	25,401
Korea	2,575
Other	3,185
Total tax paid	$31,788

j.	Tax assessments:

The Company's Israeli Subsidiary reached a settlement with the Israeli Tax Authority for tax years 2016-2018.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

As of December 31, 2025, the Company and certain of its subsidiaries filed U.S. federal and various state and foreign income tax returns. The statute of limitations relating to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2020.

The statute of limitations related to tax returns of the Company’s Israeli Subsidiary for all tax years up to and including 2020 has lapsed.

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

On October 24, 2018, the Company’s Israeli Subsidiary received an approval from the Israeli Tax Authorities confirming the applicability of the two-year tax exemption as provided in the Investments Law until December 31, 2018. The Company has determined that tax-exempt income earned by the Israeli Subsidiary “Benefited Enterprises” during the exemption period of 2017 - 2018 will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by the Israeli Subsidiary. Accordingly, no provision for deferred income taxes has been provided on income attributable to the Israeli Subsidiary “Benefited Enterprises” as such income is essentially permanently reinvested.

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

A PTE, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property, or 6% if its annual revenues exceed NIS 10 billion ("Threshold"). The Israeli Subsidiary notified the ITA of its election to implement the PTE with effect from January 1, 2019, and its PTE income was subject to a 12% tax rate for the years 2019-2021, and in 2022-2023 to a 6% tax rate as the group surpassed the Threshold. In 2025 and 2024, the Company incurred losses for tax purposes.

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

l.
In July 2025, the OBBBA, or H.R.1 was enacted into law modifying clean energy tax credits contained in the IRA and imposing new eligibility criteria related thereto. The Company does not expect the H.R.1 to have a material effect on its financial position or results of operations. The Company will continue to monitor regulatory guidance and developments and will update its analysis as necessary. In addition, the H.R.1 makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the AMIC credit rate to 35 percent from 25 percent for qualifying assets and makes modifications to the international tax framework. The H.R.1 includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. Given the Company’s current loss position for income tax purposes, the provisions of H.R.1 did not have an impact on the current period. The Company continues to evaluate the provisions of H.R.1 that become effective in future years.

m.
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

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

n.
As members of the OECD (Organization for Economic Co-operation and Development) over 140 countries have agreed in principle to a global minimum tax of 15% of reported profits (Pillar 2). The OECD have published model rules on Pillar 2. Many countries have now incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2.

In January 2025, the U.S. issued an executive order announcing opposition to aspects of these rules. In June 2025, the G7 countries agreed that U.S. Multi-National Entities (MNEs) should be excluded from certain aspects of the Pillar 2 global minimum tax rules (the G7 Statement) in exchange for the U.S. not imposing retaliatory taxes. On January 5, 2026, the OECD/G20 announced the Side-by-Side (SbS) package, implemented as administrative guidance and modifying the operation of Pillar 2 rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2 which would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year of 2027.

In Israel, a law was enacted in December 2025 to implement the Qualified Domestic Minimum Top-Up Tax (the Israeli QDMTT), aligning with the OECD's Pillar 2 framework for a global minimum tax. This law ensures that profits of companies within multinational groups subject to these rules are taxed in Israel at a minimum Effective Tax Rate. The Israeli QDMTT law will impose a local top-up tax as necessary, with the legislation taking effect on January 1, 2026, and applying to income generated from that date onward.

For companies benefiting from tax incentives under the Encouragement of Capital Investments Law, 5719-1959, the Israeli QDMTT framework may affect how these incentives are utilized and presented in financial statements.

According to the Group's Pillar 2 assessment, the Pillar 2 rules did not materially impact the Group’s consolidated financial statements for the year ended December 31, 2025.

We continue to refine the effective tax rate and cash tax impact for Pillar 2 in light of legislative changes in multiple countries.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 26:       FINANCIAL INCOME (EXPENSE), NET

	Year ended December 31,
	2025	2024	2023
Exchange rate (loss) gain, net	$(66,374)	$(13,513)	$24,181
Interest income on marketable securities	5,660	17,893	25,668
Allowance for credit losses allocated to loan receivables	7,922	(17,528)	(144)
Convertible note	(10,321)	(6,926)	(2,930)
Hedging	(2,967)	802	2,337
Financing component expenses related to ASC 606	(14,522)	(11,805)	(9,773)
Interest income	10,777	16,427	7,494
Interest expense	(1,376)	(1,156)	(1,269)
Other	(798)	1,236	(4,352)
Total financial income (expenses), net	$(71,999)	$(14,570)	$41,212

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 27:       SEGMENT, GEOGRAPHIC AND PRODUCT INFORMATION

a.	Segment Information:

Following the sale of Automation Machines and the discontinuation of the Company's Energy Storage activity in 2024, the Company operates as one operating segment that constitutes consolidated results. The Company recast its comparative numbers to conform to current period presentation.

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

The segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and batteries. The segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform.

The following tables present information on reportable income (loss) for the period presented:

	Year ended December 31,
	2025	2024	2023
Revenues	$1,184,444	$901,456	$2,976,528
Less:
Direct costs of goods	825,718	658,737	1,600,660
Salaries[1]	439,205	509,711	560,401
Inventory costs	28,027	785,616	61,861
Shipment and logistics	41,446	35,515	76,096
Warranty	32,448	68,442	310,186
Depreciation and amortization	30,511	59,865	57,196
Directly related overhead costs	60,013	54,252	50,795
Other[2]	46,183	423,059	219,446
Financial (income) expense, net	71,999	14,570	(41,212)
Income taxes	13,382	96,150	46,420
Net loss from equity method investments	960	1,896	350
Net income (loss)	$(405,448)	$(1,806,357)	$34,329

1   Including stock-based compensation expenses.

2   Represents indirect costs of goods, consultants and sub-contractors, marketing, bad debt and impairments and dispositions.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

b.	Revenues by geographic, based on customers’ location:

	Year ended December 31,
	2025	2024	2023
United States	$718,227	$379,617	$759,611
Europe	317,595	322,640	1,903,846
International markets	148,622	199,199	313,071
Total revenues	$1,184,444	$901,456	$2,976,528

c.	Revenues by type:

	Year ended December 31,
	2025	2024	2023
Inverters	$333,806	$247,634	$1,374,026
Optimizers	489,852	314,916	902,411
Batteries	285,399	190,460	378,275
Energy storage systems	16,411	49,913	83,717
e-Mobility components and telematics	167	2,398	68,425
Communication	6,031	5,423	32,945
Others	52,778	90,712	136,729
Total revenues	$1,184,444	$901,456	$2,976,528

d.	Long-lived assets by geographic location:

	As of December 31,
	2025	2024
Israel	$224,276	$266,254
United States	76,510	87,715
Europe	11,114	19,741
Other	5,629	11,121
Total long-lived assets(*)	$317,529	$384,831

(*) Long-lived assets are comprised of property and equipment, net and Operating lease right-of-use assets, net.

SOLAREDGE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(in thousands, except per share data)

NOTE 28:       SUBSEQUENT EVENTS

On February 11, 2026, as part of the decision to discontinue its LCV e-Mobility activity, the Company completed the sale of its remaining e-Mobility activity for an amount of $12,000.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included under the captions “Directors and Corporate Governance”, “Board Committees”, “Code of Conduct and Ethical Business Conduct”, “Compensation Committee Report”, and “Deliquent Section 16(a) Reports” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ending December 31, 2025 (the "2026 Proxy Statement") and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be included under the captions “Board Committees”, “Director Compensation”, “Executive Compensation”, and “Compensation Risk” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement and is incorporated herein by reference.

Compensation Plan Information

The information required regarding securities authorized for issuance under our equity compensation plans is incorporated by reference from the information contained in the section entitled “Equity Compensation Plan Information” in our 2026 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Transactions with Related Persons” and “Directors and Corporate Governance” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 13 will be included under the captions “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm for 2026” in our 2025 Proxy Statement and is incorporated herein by reference.

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

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on June 2, 2023
3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022
4.1	Description of Common Stock	Filed with this report
4.2	Specimen Common Stock Certificate of the Registrant	Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-1 (Registration No. 333-202159) filed with the SEC on March 11, 2015
4.3	Indenture, dated September 25, 2020, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 25, 2020
4.4	Form of 0.000% Convertible Senior Note due 2025 (included in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 25, 2020
4.5	Indenture, dated June 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on June 28, 2024
4.6	Form of 2.250% Convertible Senior Note due 2029 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on June 28, 2024
4.7	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 28, 2024
10.1†	Employment Agreement, dated January 1, 2025 between SolarEdge Technologies, Ltd. and Daniel Huber	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 7, 2025
10.2†	Amendment to Employment Agreement, dated January 1, 2025 between SolarEdge Technologies, Ltd. and Daniel Huber	Filed with this report.
10.3†	Employment Agreement, dated March 3, 2025 between SolarEdge Technologies, Ltd. and Asaf Alperovitz	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 8, 2025
10.4†	Employment Agreement, dated August 20, 2019 between SolarEdge Technologies Ltd. and Uri Bechor	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2019
10.5†	Employment Agreement, dated June 13, 2024, between SolarEdge Technologies, Ltd. and Ariel Porat	Incorporated by reference to Exhibit 10.4 to Form 10-K filed with the SEC on February 25, 2025
10.6†	Employment Agreement, dated December 4, 2024, between SolarEdge Technologies, Ltd. and Shuki Nir	Incorporated by reference to Exhibit 10.5 to Form 10-K filed with the SEC on February 25, 2025
10.7†	SolarEdge Technologies, Inc. 2007 Global Incentive Plan.	Incorporated by reference to Exhibit 99.3 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.8†	SolarEdge Technologies, Inc. Amended and Restated 2015 Global Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2017

10.9†	SolarEdge Technologies, Inc. 2015 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 (Registration No. 333-203193) filed with the SEC on April 2, 2015
10.10 †	Form of Non-Employee Director RSU Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on August 20, 2015
10.11 †	Form of Non-Employee Director Stock Option Award Agreement	Incorporated by reference to Exhibit 10.12 to Form 10-K filed with the SEC on August 20, 2015
10.12 †	Form of Employee RSU Award Agreement	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the SEC on August 20, 2015
10.13 †	Form of Employee Stock Option Award Agreement	Incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on August 20, 2015
10.14†	Form of Performance Award Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K filed with the SEC on February 22, 2023
10.15†	Form of Performance Award Agreement [Stock Price] (Adopted January 2026)	Filed with this report.
10.16†	Form of Performance Award Agreement [TSR] (Adopted January 2026)	Filed with this report.
10.17†	Form of Employee RSU Award Agreement (Adopted January 2026)	Filed with this report.
10.18	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.1 to form 8-K filed with the SEC on July 7, 2023
19	SolarEdge Technologies, Inc. Insider Trading Policy, adopted in March 2015, and amended and restated on March 14, 2023 and February 17, 2026.	Filed with this report.
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of Kost Forer Gabbay & Kasierer, independent registered public accounting firm	Filed with this report.
24.1	Power of Attorney (included in signature page)	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this report.
97.1	Rule 10D-1 - Clawback Policy	Filed with this report.
101.INS	XBRL Instance Document - - embedded within the Inline XBRL document	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed with this report.

† Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Shuki Nir
Shuki Nir
Title:	Chief Executive Officer
Date:	2/25/2026