Form 10-K/A
period 2025-12-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2026-03-23
CIK 1419612

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

EXPLANATORY NOTE

SolarEdge Technologies, Inc. (“SolarEdge,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on February 25, 2026 (“Form 10-K”).

The only changes to our Form 10-K are at the end of this filing, after Item 15 “Exhibits and Financial Statement Schedules”.

At the end of the filing, we have included the conformed signatures of our officers and directors, including a Power of Attorney, as such they were inadvertently omitted from our original 10-K filing. Pursuant to the rules of the SEC, currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and does not update disclosures contained in the Form 10-K or modify or amend the Form 10-K except as specifically described in this explanatory note.

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

By:	/s/ Shuki Nir
Name:	Shuki Nir
Title:	Chief Executive Officer
Date:	3/23/2026

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shuki Nir, Asaf Alperovitz, and Dalia Litay, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/Shuki Nir	Chief Executive Officer and Director (Principal Executive Officer)	2/25/2026
/s/Asaf Alperovitz	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/2026
/s/Avery More	Chairman of the Board	2/25/2026
/s/Guy Gecht	Director	2/25/2026
/s/Betsy Atkins	Director	2/25/2026
/s/ Dana Gross	Director	2/25/2026
/s/Yoram Tietz	Director	2/25/2026
/s/Gilad Almogy	Director	2/25/2026

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shuki Nir, Asaf Alperovitz, and Dalia Litay, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/Shuki Nir	Chief Executive Officer and Director (Principal Executive Officer)	3/23/2026
/s/Asaf Alperovitz	Chief Financial Officer (Principal Financial and Accounting Officer)	3/23/2026
/s/Avery More	Chairman of the Board	3/23/2026
/s/Guy Gecht	Director	3/23/2026
/s/Betsy Atkins	Director	3/23/2026
/s/ Dana Gross	Director	3/23/2026
/s/Yoram Tietz	Director	3/23/2026
/s/Gilad Almogy	Director	3/23/2026