Form 10-Q
period 2026-03-31
SOLAREDGE TECHNOLOGIES, INC.
filed 2026-05-07
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐     No ☒

As of May 1, 2026, there were 60,818,202 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$512,381	$455,075
Restricted cash	40,985	84,771
Marketable securities	29,269	38,097
Trade receivables, net of allowances of $30,478 and $17,224, respectively	222,704	267,441
Inventories, net	596,824	552,632
Prepaid expenses and other current assets	414,518	341,831
Total current assets	1,816,681	1,739,847
LONG-TERM ASSETS:
Property, plant and equipment, net	264,965	269,351
Operating lease right-of-use assets, net	50,085	48,178
Intangible assets, net	6,420	7,129
Goodwill	49,852	50,123
Other long-term assets	72,505	67,566
Total long-term assets	443,827	442,347
Total assets	$2,260,508	$2,182,194
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 1

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$404,507	$271,983
Employees and payroll accruals	81,990	73,992
Warranty obligations	83,685	89,330
Deferred revenues and customers advances	38,540	70,371
Accrued expenses and other current liabilities	288,549	297,819
Total current liabilities	897,271	803,495
LONG-TERM LIABILITIES:
Convertible senior notes, net	331,944	331,561
Warranty obligations	238,129	268,559
Deferred revenues and customers advances	313,949	293,328
Finance lease liabilities	18,323	18,558
Operating lease liabilities	39,307	36,648
Other long-term liabilities	10,865	2,581
Total long-term liabilities	952,517	951,235
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000; Issued and outstanding: 60,817,930 and 60,360,154 shares as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	1,896,782	1,872,760
Accumulated other comprehensive income (loss)	4,937	(11,663)
Accumulated deficit	(1,491,005)	(1,433,639)
Total stockholders’ equity	410,720	427,464
Total liabilities and stockholders’ equity	$2,260,508	$2,182,194

The accompanying notes are an integral part of the condensed consolidated financial statements.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 2

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$310,501	$219,480
Cost of revenues	242,220	201,944
Gross profit	68,281	17,536
Operating expenses:
Research and development, net	50,155	61,997
Sales and marketing	27,449	31,657
General and administrative	36,422	30,183
Other operating expense (income), net	9,298	(3,575)
Total operating expenses	123,324	120,262
Operating loss	(55,043)	(102,726)
Financial income (expense), net	(1,037)	10,068
Other income, net	-	148
Loss before income taxes	(56,080)	(92,510)
Income taxes	(1,286)	(5,726)
Net loss from equity method investments	-	(287)
Net loss	$(57,366)	$(98,523)
Net basic and diluted loss per share of common stock	$(0.95)	$(1.70)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	60,517,248	58,121,502

The accompanying notes are an integral part of the condensed consolidated financial statements.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 3

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net loss	$(57,366)	$(98,523)
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	(392)	481
Cash flow hedges	(727)	(1,146)
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	11,840	(928)
Foreign currency translation adjustments	5,879	3,466
Total other comprehensive income, net of tax	16,600	1,873
Comprehensive loss	$(40,766)	$(96,650)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 4

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

			Additional paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Common stock
	Number	Amount
Balance as of January 1, 2026	60,360,154	$6	$1,872,760	$(11,663)	$(1,433,639)	$427,464
Issuance of common stock upon exercise of stock-based awards	457,776	*-	3,850	-	-	3,850
Stock-based compensation	-	-	20,172	-	-	20,172
Other comprehensive income, net	-	-	-	16,600	-	16,600
Net loss	-	-	-	-	(57,366)	(57,366)
Balance as of March 31, 2026	60,817,930	$6	$1,896,782	$4,937	$(1,491,005)	$410,720

			Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total
	Common stock
	Number	Amount
Balance as of January 1, 2025	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	263,327	*-	10	-	-	-	10
Stock-based compensation	-	-	32,511	-	-	-	32,511
Other comprehensive income, net	-	-	-	-	1,873	-	1,873
Net loss	-	-	-	-	-	(98,523)	(98,523)
Balance as of March 31, 2025	58,290,453	$6	$1,845,719	$(50,194)	$(74,604)	$(1,126,714)	$594,213

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 5

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(57,366)	$(98,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,941	12,001
Stock-based compensation expenses	19,852	31,426
Loss from business disposition	7,600	-
Loss (gain) from exchange rate fluctuations	659	(2,930)
Other items	(939)	1,242
Changes in assets and liabilities:
Trade receivables, net	43,559	29,247
Inventories, net	(38,339)	12,285
Prepaid expenses and other assets	(88,163)	100,361
Operating lease right-of-use assets, net	3,288	3,659
Trade payables	132,556	30,275
Employees and payroll accruals	9,625	208
Warranty obligations	(36,064)	(19,745)
Deferred revenues and customers advances	(11,168)	(51,970)
Operating lease liabilities	(3,805)	(3,571)
Accrued expenses and other liabilities	37,192	(10,142)
Net cash provided by operating activities	24,428	33,823
Cash flows from investing activities:
Investment in available-for-sale marketable securities	-	(72,465)
Proceeds from maturities of available-for-sale marketable securities	8,811	142,931
Purchase of property, plant and equipment	(3,701)	(10,109)
Business dispositions, net of cash sold	(2,631)	-
Repayment related to governmental grant	-	(6,643)
Withdrawal from restricted bank deposits	2,700	80
Payments made before lease commencement	(26,162)	-
Proceeds from loan receivables	56	13,653
Other investing activities	487	150
Net cash provided by (used in) investing activities	$(20,440)	$67,597
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 6

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Repurchase of convertible debt	$-	$(5,093)
Issuance of common stock upon exercise of stock-based awards	3,850	10
Tax withholding in connection with stock-based awards, net	(1,487)	(338)
Other financing activities	(375)	(816)
Net cash provided by (used in) financing activities	1,988	(6,237)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,146)	701

Increase in cash, cash equivalents and restricted cash including cash classified within current held-for-sale assets	4,830	95,884
Change in cash classified within current held-for-sale assets	8,690	-
Increase in cash, cash equivalents and restricted cash	13,520	95,884

Cash, cash equivalents and restricted cash, beginning of period	539,846	409,939
Cash, cash equivalents and restricted cash, end of period	$553,366	$505,823

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$5,258	$10,881
Purchase of property, plant and equipment	$4,938	$1,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$512,381	$401,364
Restricted cash	40,985	104,459
Cash, cash equivalents and restricted cash, end of period	$553,366	$505,823
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 7

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL

a.

SolarEdge Technologies, Inc. (together with its subsidiaries, the “Company” or “SolarEdge”) is a global smart energy technology company. The Company develops, manufactures, and sells products that address a broad range of energy market segments through its diversified product offering, including residential, commercial and large scale photovoltaic “PV”, energy storage and backup solutions, electric vehicle “EV” charging capabilities, home energy management, grid services and virtual power plants. By leveraging engineering capabilities and focusing on innovation, safety and reliability, SolarEdge creates smart energy solutions that power our lives and drive future progress.

The Company sells products worldwide through large distributors and electrical equipment wholesalers directly to large solar installers and engineering, procurement, and construction firms. The Company's products are carried and actively sold by most of the top PV distributors as well as some of the largest electrical distribution companies. The Company has expanded its activity to other areas of smart energy technology both organically and through acquisitions.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2025, contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2026 have been applied consistently in these unaudited condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

c.	Trade receivables:

Trade receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through the sale of products. The allowance against gross trade receivables reflects the current expected credit loss inherent in the receivables portfolio determined based on the Company’s methodology. The Company’s methodology is based on historical collection experience, customer creditworthiness and current economic condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Trade receivables are written off after all reasonable means to collect the full amount have been exhausted.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

	Three Months Ended March 31,
	2026	2025
Balance, at the beginning of the period	$17,224	$43,038
Additions to allowance for credit losses not previously recorded	17,320	7,049
Recoveries collected	(4,035)	(14,791)
Foreign currency translation	(31)	674
Balance, at the end of the period	$30,478	$35,970

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 8

SOLAREDGE TECHNOLOGIES, INC.

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

In preparing the Company’s condensed consolidated financial statements, management considered the economic implications of inflation, geopolitical developments, including the conflict in Israel, currency fluctuation, and the Company's ability to benefit from certain tax credits in evaluating assumptions used in key accounting estimates. These factors were considered in assessing assets recoverability, inventory valuation and warranty obligations.

e.	Concentrations of supply risks:

The Company depends on certain contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of March 31, 2026 one contract manufacturer accounted for 50.8% of the Company’s total trade payables.

As of December 31, 2025, two contract manufacturers jointly accounted for 50.7% of the Company’s total trade payables.

The Company's wholly owned manufacturing facility, Sella 1, is located in the North of Israel.

f.	Government assistance:

On March 31, 2026, the Israeli Knesset enacted Chapter J, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development (“R&D”) expenditures incurred in Israel, which applies to qualifying R&D expenditures incurred beginning the tax year starting January 1, 2026 and allows eligible companies, subject to certain conditions, to (i) offset Israeli income taxes or Israeli qualified domestic minimum top‑up taxes (“QDMTT”), or (ii) receive a government grant if the credit is not utilized. For the three months ended March 31, 2026, the Company recognized an asset of $912 under other long-term assets, in respect of the future government grant, with a corresponding reduction in R&D expenses.

g.	New accounting standards updates:

Recently issued and adopted pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The practical expedient allows entities to assume that conditions as of the balance sheet date remain unchanged over the remaining life of these assets, thereby eliminating the need to incorporate macroeconomic forecasts. ASU 2025-05 is effective beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this ASU as of January 1, 2026. The adoption of this new ASU did not have a material impact on the Company's condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”), which (i) expands the scope exception of Topic 815 to exclude certain contracts with a variable that is based on operations or activities specific to one of the parties to the contract and (ii) clarifies the scope of share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026  and interim periods within that year. Early adoption is permitted and must be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted this ASU as of January 1 , 2026. The adoption of this new ASU did not have a material impact on the Company’s condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 9

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
New accounting pronouncements not yet effective

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): “Disaggregation of Income (loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company's consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements disclosures.

In September 2025, the FASB issued ASU 2025-06, “Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 permits an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09 to amend the guidance in Derivatives and Hedging (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2025-09 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 10

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 2:       MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of March 31, 2026:

	Amortized cost	Gross unrealized gains	Fair value
Matures within one year:
Corporate bonds	$29,198	$71	$29,269

The following is a summary of available-for-sale marketable securities as of December 31, 2025:

	Amortized cost	Gross unrealized gains	Fair value
Matures within one year:
Corporate bonds	$36,413	$188	$36,601
U.S. Government agency securities	1,495	1	1,496
Total	$37,908	$189	$38,097

The Company did not sell any available-for-sale marketable securities during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 11

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 3:       INVENTORIES, NET

	March 31, 2026	December 31, 2025
Raw materials	$380,571	$306,288
Finished goods	216,253	246,344
Total inventories, net	$596,824	$552,632

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2026	December 31, 2025
Vendor non-trade receivables[1]	$102,602	$129,223
Government authorities	207,031	161,749
Prepayments	41,127	25,334
Insurance recovery receivables	58,000	-
Assets held for sale	-	11,155
Other	5,758	14,370
Total prepaid expenses and other current assets	$414,518	$341,831

1 Vendor non-trade receivables derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 12

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 5:       OTHER LONG-TERM ASSETS

	March 31, 2026	December 31, 2025
Payments made before lease commencement	$28,828	$28,828
Cloud computing arrangements	41,426	37,972
Prepaid expenses and other	2,251	766
Total other long-term assets	$72,505	$67,566

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 13

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 6:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign currency cash flow hedging policy designed to mitigate exposure to fluctuations in exchange rates. Under this policy, the Company hedges portions of its anticipated payroll expenses denominated in New Israeli Shekels (“NIS”) for periods of one to nine months. These hedging contracts are designated as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” and are considered effective.

As of March 31, 2026, the Company entered into forward contracts as well as put and call options to sell U.S. dollars (“USD”) in the amounts of NIS 255 million and NIS 108 million, respectively.

In addition to the above-mentioned cash flow hedge transactions, the Company occasionally enters into derivative instrument arrangements to hedge the Company’s exposure to currencies other than USD. These derivative instruments are not designated as cash flow hedges, as defined by ASC 815, and therefore all gains and losses resulting from fair value remeasurement were recorded immediately in the condensed consolidated statement of loss under Financial income (expense), net.

As of March 31, 2026, the Company entered into forward contracts to sell Euro (“EUR”) in the amounts of USD 43 million.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	March 31, 2026	December 31, 2025
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$-	$705
Non-designated hedges	Prepaid expenses and other current assets	1,312	-
Total derivative assets		$1,312	$705
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(22)	$-

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended March 31,
	Affected line item	2026	2025
Foreign exchange contracts
Non-designated hedging instruments	Condensed consolidated statements of loss - Financial income (expense), net	$121	$-
Designated hedging instruments	Condensed consolidated statements of comprehensive loss - Cash flow hedges	$237	$(488)

See Note 15, Accumulated Other Comprehensive Income (Loss), for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive income (loss).

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 14

SOLAREDGE TECHNOLOGIES, INC.

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

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2026, and December 31, 2025 by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents:
Cash	Level 1	$397,810	$312,539
Money market mutual funds	Level 1	$10,262	$8,315
Deposits	Level 1	$104,309	$134,221
Restricted cash	Level 1	$40,985	$84,771
Derivative instruments	Level 2	$1,312	$705
Short-term marketable securities:
Corporate bonds	Level 2	$29,269	$36,601
U.S. Government agency securities	Level 2	$-	$1,496
Liabilities:
Derivative instruments	Level 2	$(22)	$-

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 15

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 8:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Balance, at the beginning of the period	$357,889	$432,365
Accruals for warranty during the period	14,499	16,466
Changes in estimates	(21,647)	(911)
Settlements	(28,927)	(35,218)
Balance, at end of the period	321,814	412,702
Less current portion	(83,685)	(125,172)
Long-term portion	$238,129	$287,530

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 16

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 9:       DEFERRED REVENUES AND CUSTOMERS ADVANCES

Deferred revenues and customer advances consist of deferred cloud-based monitoring services, communication services, warranty extension services and advance payments received from customers for the Company’s products and other services. Deferred revenues and customer advances are classified as short-term and long-term deferred revenues and customer advances based on the period in which revenues are expected to be recognized

Significant changes in the balances of deferred revenue and customer advances during the period are as follows:

	Three Months Ended March 31,
	2026	2025
Balance, at the beginning of the period	$363,699	$371,919
Revenue recognized	(43,237)	(80,942)
Increase in deferred revenues and customer advances	32,027	29,163
Balance, at the end of the period	352,489	320,140
Less current portion	(38,540)	(76,491)
Long-term portion	$313,949	$243,649

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026:

2026	$22,473
2027	32,766
2028	35,031
2029	28,346
2030	16,260
Thereafter	217,613
Total deferred revenues and customer advances	$352,489

NOTE 10:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2026	December 31, 2025
Accrued expenses	$175,426	$211,136
Government authorities	9,030	20,493
Operating lease liabilities	14,773	15,959
Accrual for sales incentives	17,650	24,102
Provision for legal claims	68,199	13,199
Liabilities held for sale	-	7,592
Other	3,471	5,338
Total accrued expenses and other current liabilities	$288,549	$297,819

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 17

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 11:       CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes due 2025 (the “Notes 2025”). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 did not bear regular interest and matured on September 15, 2025. The Notes 2025 were general senior unsecured obligations of the Company. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1,000 principal amount of Notes 2025, which was equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. In March 2025 the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146, under other income, net, from the repurchase. The Company repaid all of the remaining Notes 2025 on their scheduled maturity of September 15, 2025. At maturity, the Company paid $342,250 in cash towards the principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes 2025.

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

Upon conversion of the Notes 2029, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

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

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 18

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Congruently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds, from this offering, to repurchase $285,000 principal amount of its Notes 2025. In June 2024, the Company recorded under other income, net a gain of $15,456 from the repurchase of Notes 2025.

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

On July 8, 2024, the Company sold to Goldman Sachs & Co. LLC, as representative of the several initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from the Company, $37,000 aggregate principal amount of additional Notes 2029. The additional Notes 2029 were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, solely to cover over-allotments, under the purchase agreement described in the Company's Form 8-K filed on June 28, 2024.

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

The Notes 2029 consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Liability:
Principal	$337,000	$337,000
Unamortized issuance costs	(5,056)	(5,439)
Net carrying amount	$331,944	$331,561

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 19

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
Costs related to the Notes 2025 and the Notes 2029 for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Notes 2025
Debt issuance cost	$-	$405
Notes 2029
Debt issuance cost	$383	$383
Contractual interest expense	$1,896	$1,896

As of March 31, 2026, the unamortized issuance costs of the Notes 2029 will be amortized over the remaining term of approximately 3.3 years.

The annual effective interest rate of the Notes 2029 is 2.75%.

As of March 31, 2026, the estimated fair value of the Notes 2029, which the Company has classified as Level 2 financial instruments, is $586,852. The estimated fair value was determined based on the quoted bid price of the Notes 2029 in an over-the-counter market on the last trading day of the reporting period.

As of March 31, 2026, the if-converted value of the Notes 2029 exceeded the principal amount by $164,278.

NOTE 12:       OTHER LONG-TERM LIABILITIES

	March 31, 2026	December 31, 2025
Tax liabilities	$8,582	$-
Accrued severance pay	1,652	1,868
Other	631	713
	$10,865	$2,581

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 20

SOLAREDGE TECHNOLOGIES, INC.

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

The Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) became effective upon the consummation of the Company's initial public offering (the “IPO”). The 2015 Plan provided for the grant of options, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock-based awards to directors, employees, officers, and non-employees of the Company. As of March 31, 2026, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 11,248,478 shares are still available for future grants.

Under its 2015 Plan, the Company granted PSU awards to certain employees and officers which vest upon the achievement of certain market conditions subject to their continued employment with the Company.

The market condition for the PSUs is based on either (a) the Company’s share price targets during a 30-day successive average trading price of the Company’s common stock over a three year performance period and subject to a minimum of a two year employment period following the grant date, or (b) the Company’s share price targets during a 20-day successive average trading price of the Company’s common stock over a four year performance period and subject to a minimum of a two year employment period following the grant date, or (c) total shareholder return (“TSR”) compared to the TSR of (i) for grants granted in 2024 companies listed in the S&P 500 index, and (ii) for grants granted in 2026, companies listed in the Solar Index, in each case, over a two to three year performance period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition. The Company recognizes such compensation expenses on an accelerated vesting method.

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic Value
Outstanding as of December 31, 2025	191,187	$49.37	1.40	$950
Exercised	(141,584)	27.20	-	1,769
Forfeited or expired	(7,929)	150.09	-	-
Outstanding as of March 31, 2026	41,674	$105.54	2.14	$441
Vested and expected to vest as of March 31, 2026	41,674	$105.54	2.15	$441
Exercisable as of March 31, 2026	41,674	$105.54	2.15	$441

The intrinsic value is the amount by which the closing price of the Company’s common stock on March 31, 2026, or the price on the day of exercise exceeds the exercise price of the stock options, multiplied by the number of in-the-money options.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 21

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
A summary of the activity in the RSUs and PSUs and related information is as follows:

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of December 31, 2025	3,824,774	$34.02	841,487	$14.00
Granted	396,183	34.95	618,169	37.76
Vested	(316,192)	48.57	-	-
Forfeited	(136,123)	48.12	(21,201)	212.91
Unvested as of March 31, 2026	3,768,642	$32.38	1,438,455	$21.28

c.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of March 31, 2026, a total of 5,125,666 shares were reserved for issuance under this plan.

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

As of March 31, 2026, 2,793,819 shares of common stock have been purchased under the ESPP.

As of March 31, 2026, 2,331,847 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC 718, “Compensation – Stock Compensation,” the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the condensed consolidated statement of loss for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expenses:
Cost of revenues	$3,607	$4,372
Research and development, net	8,061	15,911
Selling and marketing	4,151	4,742
General and administrative	4,033	6,401
Total stock-based compensation expenses	$19,852	$31,426

Stock-based compensation capitalized:
Inventory	$320	$646
Other long-term assets	-	439
Total stock-based compensation capitalized	$320	$1,085

For the three months ended March 31, 2026 and 2025, no amounts were recorded in regard to tax benefits associated with share-based compensation.

As of March 31, 2026, there were total unrecognized compensation expenses in the amount of $139,951 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from April 1, 2026 through February 28, 2030.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 22

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 14:       COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of March 31, 2026, contingent liabilities exist regarding guarantees in the amounts of $29,883, $5,063 and $1,651 for each of securing projects with customers and vendors, office rent lease agreements, and other transactions, respectively.

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

As of March 31, 2026, the Company had non-cancellable purchase obligations totaling approximately $297,161, out of which the Company recorded a provision for loss in the amount of $24,324.

As of March 31, 2026, the Company had contractual obligations for capital expenditures totaling approximately $17,455. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

As of March 31, 2026, the Company recorded an accrual of $68,199 for legal claims which was recorded under accrued expenses and other current liabilities and recognized a related insurance receivable of $55,000.

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

On February 7, 2024, the Court consolidated the two actions (the “Consolidated Securities Litigation”), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the "Motion"), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed the Plaintiffs to again amend their complaint, and they filed a second amended complaint (the “Second Amended Complaint”) on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4, 2024 order. On April 7, 2025, the Court issued an order granting in part the second motion to dismiss, dismissing all allegations except those characterizing inventory levels as “low” and those relating to demand in Europe. Lead Plaintiffs filed a motion for class certification on October 17, 2025, and Defendants filed their opposition on January 16, 2026. Plaintiffs’ reply was due on February 20, 2026. The parties held a mediation on February 5, 2026 but no resolution was reached at that time. On March 20, 2026, the mediator made a double-blind settlement recommendation of $55,000, which was accepted by both parties on March 26, 2026. On April 21, 2026, Lead Plaintiffs’ counsel submitted a motion for preliminary approval of the settlement. On May 1, 2026, the Court preliminarily approved the settlement and scheduled a settlement hearing for August 24, 2026. Subject to final court approval, SolarEdge expects that its insurance carriers will pay the $55,000 settlement amount (see Note 20).

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 23

SOLAREDGE TECHNOLOGIES, INC.

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

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint (the “Blaufarb Complaint”) in the U.S. District Court for the Southern District of New York against the same defendants as those named in the Hirani Complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb Complaint makes largely the same allegations as those in the complaint in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani Complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case (together, the “Consolidated Derivative Actions”). On September 9, 2024 the parties agreed to stay the Hirani and Blaufarb actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. Following the decision granting in part and denying in part the motion to dismiss the Second Amended Complaint in the Consolidated Securities Litigation, the parties entered into a new stipulation on June 20, 2025,  staying this consolidated derivative action through the close of fact discovery in the Consolidated Securities Litigation.

On August 7, 2024, Edwin Isaac filed a purported derivative complaint (the “Isaac Complaint”) in the U.S. District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Actions. The Isaac Complaint makes largely the same allegations as those in the Consolidated Securities Litigation. It also pleads the similar counts to those in the Consolidated Securities Litigation, including (i) breach of fiduciary duty, (ii) contribution, (iii) violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9, (iv) unjust enrichment, (v) waste of corporate assets, and (vi) aiding and abetting breach of fiduciary duty. The complaint seeks declaratory relief, damages, interest, unspecified equitable relief, attorneys’ fees, and other relief.  The parties filed a stipulation on June 30, 2025, agreeing to stay the Isaac matter through the close of fact discovery in the Consolidated Securities Litigation.

On May 22, 2025, Mike Maddox, a purported shareholder, filed a derivative complaint (the “Maddox Complaint”) in the U.S. district Court for the Southern District of New York against the same Defendants as those named in the earlier-filed derivative actions. The Maddox Complaint makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions. It also pleads similar counts to those in the other derivative actions, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) violation of Section 14(a) of the Exchange Act. The parties filed a stipulation on July 21, 2025, agreeing to stay the Maddox Complaint through the close of fact discovery in the Consolidated Securities Litigation.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 24

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
On September 9, 2025, Jerald F. Chauncey, Jr. filed a complaint (the “Chauncey Complaint”) in the Delaware Court of Chancery, against the same defendants as those named in the other derivative actions. The Chauncey Complaint makes largely the same allegations as those in the Consolidated Securities Litigation and other derivative actions. It also pleads similar counts to those in other derivative actions, including (i) breach of fiduciary duty, (ii) unjust enrichment, and (iii) waste of corporate assets.  The parties filed a stipulation on October 7, 2025, agreeing to stay the Chauncey matter through the close of fact discovery in the Consolidated Securities Litigation.

On January 13, 2025, Stellantis Europe S.p.A. (“Stellantis”) submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: (i) order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and (ii) to order the Company to pay a penalty of 100,000 Euro for each day of delay in fulfilling the order above. At a hearing on February 25, 2025 the parties discussed the case. On May 8, 2025, the court denied Stellantis’ request for injunction and on July 2, 2025 Stellantis appealed. A hearing on the appeal was held on March 13, 2026, and the Company is currently awaiting the court’s decision on the appeal. The Company disputes the allegations of wrongdoing. On February 11, 2026, the Company completed the sale of SolarEdge e-Mobility.

On September 15, 2025, Ampt, LLC (“Ampt”) filed a lawsuit in the District of Delaware seeking to enforce an agreement between Ampt and the Company. The Company had invoked a force majeure clause in relation to its performance of the agreement, valued at $54 million over a period of five years, in October 2023. The Company has filed an answer on December 1, 2025, and the court has ordered a disclosure schedule to begin in January 2026. The case is scheduled for trial for November 1, 2027. On January 5, 2026, the parties met for mediation, which has been inconclusive. Fact discovery commenced during the first quarter of 2026. The Company disputes the allegations and intends to vigorously defend against them.

d.	Tariff contingencies:

On February 20, 2026, the Supreme Court of the United States (the “U.S. Supreme Court”) issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to affected IEEPA tariffs. On April 20, 2026, CBP launched the Consolidated Administration and Processing of Entries (“CAPE”), an online portal through which companies may submit IEEPA refund requests. In addition, following the U.S. Supreme Court’s decision, the current U.S. Presidential Administration announced the imposition of new global tariffs of up to 15% under Section 122 of the Trade Act of 1974.

The Company may be eligible to submit and receive tariff refund requests. As the CBP's approval, timing and value of such refunds remain contingent and uncertain, the Company has not recorded any adjustments in its condensed consolidated financial statements for the three months ended March 31, 2026 and will not recognize such amounts until they are realized or realizable.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 25

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 15:       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive gain (loss), net of taxes:

	Three Months Ended March 31,
	2026	2025
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$194	$(385)
Revaluation	(392)	481
Ending balance	$(198)	$96
Unrealized gains (losses) on cash flow hedges
Beginning balance	$705	$1,262
Revaluation	368	(398)
Tax on revaluation	(131)	(90)
Other comprehensive income (loss) before reclassifications	237	(488)
Reclassification	(1,095)	(748)
Tax on reclassification	131	90
Gains reclassified from accumulated other comprehensive income (loss)	(964)	(658)
Net current period other comprehensive loss	(727)	(1,146)
Ending balance	$(22)	$116
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$(11,840)	$(78,714)
Revaluation	(225)	(928)
Reclassification	12,065	-
Net current period other comprehensive income (loss)	11,840	(928)
Ending balance	$-	$(79,642)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$(722)	$1,360
Revaluation	(1,519)	3,466
Reclassification	7,398	-
Net current period other comprehensive income	5,879	3,466
Ending balance	$5,157	$4,826
Total	$4,937	$(74,604)

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 26

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
The following table summarizes the reclassifications from “Accumulated other comprehensive income (loss)” into the statement of loss:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement of Loss
	2026	2025
Cash flow hedges
	$132	$84	Cost of revenues
	631	457	Research and development, net
	109	74	Sales and marketing
	223	133	General and administrative
	$1,095	$748	Total, before income taxes
	(131)	(90)	Income taxes
	$964	$658	Total, net of income taxes
Adjustment for substantial completion of liquidation of certain foreign subsidiaries
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	(12,065)	-	Financial income (expenses), net
Foreign currency translation adjustments, net	(7,398)	-	Financial income (expenses), net
	(19,463)	-
Total reclassifications for the period	$(18,499)	$658

NOTE 16:       OTHER OPERATING EXPENSE (INCOME), NET

The following table presents the expenses (income) recorded in the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Loss from business disposition	$7,600	$-
Other	1,698	(3,575)
Total other operating expense (income), net	$9,298	$(3,575)

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 27

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 17:       INCOME TAXES

For the three months ended March 31, 2026, the Company reported income taxes at an effective tax rate of negative 2.3%, including discrete items, compared to the three months ended March 31, 2025 where the Company reported income taxes at an effective tax rate of negative 6.2%.

The negative effective tax rate in the three months ended March 31, 2026 resulted primarily from the valuation allowance on current losses and capital losses, coupled with profits in certain jurisdictions. The negative effective tax rate in the three months ended March 31, 2025 was mainly caused by the valuation allowance on current losses, coupled with withholding taxes incurred on certain intra-group interest payments and additional tax payable as a result of the settlement with the Israeli Tax Authority for tax years 2016–2018.

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

In July 2025, the One Big Beautiful Bill Act, or H.R.1 was enacted into law, making permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the AMIC credit rate to 35 percent from 25 percent for qualifying assets and makes modifications to the international tax framework. The H.R.1 includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. Given the Company’s current loss position for income tax purposes, the provisions of H.R.1 did not have an impact on the current period. The Company continues to evaluate the provisions of H.R.1 that become effective in future years.

On October 1, 2025, the Governor of California signed Senate Bill 302 (“SB 302”) into law. SB 302 provides a gross income exclusion for taxpayers that either elect to receive direct payments from the Internal Revenue Service or receive payment from transfer of certain federal tax credits beginning tax years on or after January 1, 2026, and before January 1, 2031.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 28

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 18:       LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share (“EPS”):

	Three Months Ended March 31,
	2026	2025
Basic and diluted EPS:
Numerator:
Net loss	$(57,366)	$(98,523)
Denominator:
Shares used in computing net loss per share of common stock, basic and diluted	60,517,248	58,121,502
Loss per share:
Basic and diluted	$(0.95)	$(1.70)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended March 31,
	2026	2025
Stock-based awards	4,547,263	2,191,912
Notes due 2025	-	1,249,560
Notes due 2029[1]	9,819,347	9,819,347
Total shares excluded	14,366,610	13,260,819

1 In conjunction with the issuance of the Notes 2029, in June 2024, the Company used approximately $25,230 of its net proceeds from this offering to pay the cost of the capped call transactions. In July 2024, following a subsequent issuance of the Notes 2029, $3,111 of net proceeds were used to pay the cost of capped call transactions. In accordance with ASC 260 "Earning Per Share", anti dilutive contracts, such as purchased call options, are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from capped call transaction is excluded from the Company's computation of diluted net income (loss) per share.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 29

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 19:       SEGMENT INFORMATION

The Company operates as one operating segment that constitutes consolidated results.

The Company's Chief Executive Officer, who is the chief operating decision maker (the “CODM”), makes resource allocation decisions and assesses performance based on financial information presented on a consolidated net loss, accompanied by disaggregated information about significant expenses.

The CODM does not regularly review asset information and, therefore, the Company does not report asset information.

The segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and batteries. The segment solution consists mainly of the Company’s power optimizers, inverters, batteries and cloud‑based monitoring platform.

The following tables present information on reportable loss for the period presented:

	Three Months Ended March 31,
	2026	2025
Revenues	$310,501	$219,480
Less:
Direct costs of goods	186,197	130,929
Salaries[1]	111,305	122,445
Inventory costs	8,642	1,919
Shipment and logistics	11,724	11,134
Warranty	(10,388)	(446)
Depreciation and amortization	5,941	13,103
Directly related overhead costs	14,825	11,688
Other[2]	37,298	31,286
Financial (income) expense, net	1,037	(10,068)
Income taxes	1,286	5,726
Net loss from equity method investments	-	287
Net loss	$(57,366)	$(98,523)

1   Including stock-based compensation expenses.

2   Represents indirect costs of goods, consultants and sub-contractors, marketing, bad debt, impairments and dispositions.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 30

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
The following table presents revenues disaggregated by geographical location:

	Three Months Ended March 31,
	2026	2025
United States	$158,094	$132,104
Europe	113,511	52,502
International markets	38,896	34,874
Total revenues	$310,501	$219,480

The following table presents revenues disaggregated by type:

	Three Months Ended March 31,
	2026	2025
Power optimizers	$128,868	$92,998
Batteries	94,885	41,927
Inverters	63,270	71,044
Communication	5,335	191
Energy storage systems	64	7,098
Other	18,079	6,222
Total revenues	$310,501	$219,480

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 31

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)
NOTE 20:       SUBSEQUENT EVENTS

On April 21, 2026, the Company reached a settlement in principle to resolve the Consolidated Securities Litigation. On May 1, 2026, the Court preliminarily approved the settlement and scheduled a settlement hearing for August 24, 2026. Under the terms of the Consolidated Securities Litigation Settlement, Company agreed to pay an aggregate amount of $55,000 to settle the claims, substantially all of which is expected to be funded by the Company’s insurance carriers, net of applicable deductibles and retention amounts. The Company expects that, as a result of available insurance coverage, the Consolidated Securities Litigation Settlement will have little to no effect on the Company’s financial position. The Company and the individual defendants deny all allegations of wrongdoing, and the settlement does not constitute any admission of liability.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 32

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions and on information currently available to our management. The forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, competitive position, backlog, industry and regulatory environment, effects of acquisitions, growth opportunities, potential future impairments, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

          Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	Future demand for renewable energy, including solar energy solutions;
•	our ability to be profitable in the future;
•
the rapidly evolving and competitive nature of the solar industry; changes in tax laws, tax treaties, regulations, guidance or the interpretation of them, including the Inflation Reduction Act and the H.R.1;

•	fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated;
•	macroeconomic conditions in our domestic and international markets, such as inflation concerns, interest rates and recessionary concerns;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the PV market specifically;
•	competition, including introduction of power optimizers and inverters, electric vehicle ("EV") chargers, batteries and photovoltaic (“PV”) system monitoring products by our competitors;
•	our reliance on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected.
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	changes in our geographic footprint or product and service offerings;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	delays, disruptions, and quality control problems in manufacturing;
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 3

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	changing political, geopolitical conditions, and the conditions of the global energy market;
•	performance of distributors and large installers in selling our products;
•	consolidation in the solar industry among our customers and distributors;
•	our ability to implement our new Enterprise Resource Planning ("ERP") system;
•	discontinuation of our e-Mobility business, energy storage business, and PV Tracker business;
•	our ability to successfully operate our global operations with a reduced work force;
•	our ability to recognize expected benefits from restructuring plans;
•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	attempts by third parties, our employees, or our vendors might gain unauthorized access to our network or seek to compromise our products and services;
•	emerging issues related to the development and use of artificial intelligence;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel;
•	disruption to our business operations due to the evolving conflict in Israel and other conditions in Israel that affect our operations;
•	tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future;
•	difficulty to enforce a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel;
•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	entry into business engagements with South Korean military bodies;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements including emerging corporate social responsibility requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;
•	changes to net metering policies may reduce demand for electricity from PV systems;
•	stringent and changing data privacy and security laws, rules, regulations and other obligations;
•	existing electric utility industry regulations and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of PV systems;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	claims for remuneration or royalties for assigned service invention rights by our employees;
•	impairment of our goodwill or other long-lived and intangible assets;
•	volatility of our stock price;
•	provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management;
•	our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum;
•	our customers’ financial stability, creditworthiness, and debt leverage ratio;
•	our liquidity and ability to service our debt; and

the other factors set forth below in Part II, Item 1A under “Risk Factors” and in Part I, Item 1A under ”Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 4

Overview

We are a global smart energy technology company. We develop, manufacture and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale photovoltaic or PV, energy storage and backup solutions, EV charging capabilities, home energy management, grid services and virtual power plants. By leveraging engineering capabilities and with focusing on innovation, safety and reliability, we create smart energy solutions that power our lives and drive future progress.

We launched or ramped up sales of several new products in the first quarter of 2026. Most notably, after we successfully launched our next-generation residential product portfolio, called SolarEdge Nexis, we continued the roll out with units installed in key markets. We also expanded our commercial energy storage business with CSS-OD, a102.4 kWh rated solution scalable up to megawatt hour size sites and with the 197 kWh battery, the CSS-OD 197, featuring a 50 kW or 100 kW battery inverter output, scalable up to 4MW hour size sites. Both solutions are suitable for outdoor or indoor installations.

In Q1 2026, we continued the transition of our inverter products to a Single SKU concept. This is a software-defined platform that significantly reduces the complexity of our business for residential and commercial applications globally. It allows us to manufacture and ship one SKU of an inverter to the residential market, and minimal SKUs for the commercial market, which can then be programmed to the desired kilowatt rating in the field. This framework simplifies forecasting, manufacturing, inventory management, logistics, service and support, for both us and our customers. It also adds flexibility for home and business owners who can boost the inverter rating if a larger system is needed in the future.

In light of the Inflation Reduction Act (the “IRA”) in the United States, which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of products with domestic content, as well as by incentivizing local manufacturing of our products, we manufacture the vast majority of our products in the United States. This includes inverters in Texas, power optimizers and inverters in Florida, and batteries in Utah. As part of our effort to streamline and centralize, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to manufacture a minor portion of our products in Israel at our Sella 1 facility. We also continue to maintain manufacturing capabilities in Vietnam.

In the first quarter of 2026, we continued to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. Accordingly, we operate as one operating segment that constitutes consolidated results.

Our revenues for the three months ended March 31, 2026 and March 31, 2025 were $310.5 million and $219.5 million, respectively. Gross profit as a percentage of revenue was 22.0%, for the three months ended March 31, 2026, compared to 8.0%, for the three months ended March 31, 2025. Net loss for the three months ended March 31, 2026, and March 31, 2025 was $57.4 million and $98.5 million, respectively.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 5

Global Circumstances Influencing our Business and Operations

Demand for Products

A prolonged softness in demand in the global market for PV products has continued to adversely impact the solar industry. Additionally, uncertainty related to changes in tariffs, trade policies, legislation, and guidance including from H.R.1, may contribute to growing market volatility and adversely impact customer demand for our products, pricing and our financial performance. Despite a prolonged softness in demand, we have seen an increase in sales due to more normalized channel inventory. Additionally, the attachment rate of batteries within solar installations is rising globally, which we believe has led an increase in demand for our batteries.

Impact of the H.R.1 on U.S. Tax Incentives

In August 2022, the U.S. government enacted the IRA, which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore had positive impacts on our business and operations along with the overall U.S. solar market. Some of the applicable provisions in the IRA that are positively impacting the market for renewable energy include the extension of 48E, the tech-neutral investment tax credit ITC, and 45Y, the tech-neutral PTC. The IRA includes incentives for residential and commercial solar customers and developers through the inclusion of ITCs for qualifying energy projects of up to 30% with a potential to gain further bonus credits such as through the utilization of Domestic Content. Section 45X of the IRA offers advanced manufacturing production credits (“AMPTCs”), that incentivize the production of eligible components within the United States. In light of such incentives, we established manufacturing capabilities in the United States starting in 2023 and further expanded such capabilities in 2024 and 2025. On October 24, 2024,  the U.S. Internal Revenue Service (the “IRS”) and the U.S. Department of the Treasury (the “Treasury”) issued a Notice of Proposed Rule followed by a Final Rule that became effective on December 27, 2024, concerning the application of Section 45X which contain details concerning eligibility, qualifying and accounting for AMPTCs for components produced and sold after December 31, 2022. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and 2025, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.

On July 4, 2025, H.R.1 was enacted into law introducing amendments to the clean energy tax credits contained in the IRA. The IRA provides energy tax credits that are significant to us and our U.S. based customers, and material changes thereto could adversely affect our revenue, our eligibility for certain tax credits, tax credits available to our customers, competitiveness and demand for our products and our financial condition.

H.R.1 accelerates the phase-out timeline for certain credits, eliminates the 25D individual homeowner credit, and imposes new eligibility criteria. Among other changes, H.R.1 shortens the term of the investment tax credit ("ITC") and production tax credit  ("PTC") under Sections 48E and 45Y of the Code, used by customers of SolarEdge who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. However, H.R.1 also includes a 12-month period in which such customers can begin construction giving them four years to complete their projects  through the end of 2030. Projects begun after twelve months from enactment (July 4, 2026) of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 eliminated the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 6

H.R.1 also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025, must meet a 45% domestic content threshold, up from 40%.  Since January 1, 2026, such threshold was increased to 50% and shall thereafter be further increased by 5% on an annual basis, until 2029. In addition, H.R.1 introduced new Prohibited Foreign Entities ("PFE") requirements for Sections 45X, 45Y, and 48E of the Code. Since January 1, 2026, these restrictions require threshold percentages of non-PFE components that increase over time. Currently, we manufacture components aimed at helping our customers meet their non-PFE percentage requirements. However, if the Treasury were to release new rules or guidance that impact our ability to provide components with non-PFE percentages towards their total requirement, our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, as of January 1, 2026, in order to receive the 45X credit, manufacturers must also reach a required percentage of non-PFE content in their manufactured components. Today, we meet the required threshold. However, if the Treasury guidance relating to the calculation of non-PFE content should change in a way that would impact our ability to reach that required percentage, it could have adverse impacts on our manufacturing costs, results of operations, cash flows, gross margin, and profits.

On August 15, 2025, the Treasury and the IRS released Notice 2025-42, its first set of guidance for H.R.1 related to beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 MW to utilize the 5% safe harbor method (still allowing projects equal to or less than 1.5 MW to continue using it), but kept in place the physical work test method for all projects.

On February 12, 2026, the U.S Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R. 1 related to the PFE rules enacted in H.R.1. Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE. This guidance provides answers to several compliance questions related to the Company’s 45X Credits material assistance calculations and its customers' 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, impending Notice of Proposed Rule and Final Rule on this same topic expected later this year could create challenges for the Company to meet the PFE requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers eligibility to obtain certain tax credits, the overall demand for our products, our results of operations, cash flows, gross margins and profits.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 7

Trade Tariff Uncertainties

The current trade situation is creating uncertainty about what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry, our partners, and our customers.

On February 20, 2026, the Supreme Court of the United States (the "U.S. Supreme Court") issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to affected IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit IEEPA tariff refund requests. Such claims are subject CBP review and validation, and the approval, timing, and amount of any refunds remain subject to CBP determination. As a result of this ruling, we may be eligible to receive tariff refunds. However, the realization of any such refunds remains uncertain, and there can be no assurance that any amounts will ultimately be received. In addition, following the U.S. Supreme Court’s decision, the Administration announced the imposition of new global tariffs of up to 15% under Section 122 of the Trade Act of 1974.

We have relocated our contract manufacturing to the United States, where we manufacture the vast bulk of our products. We continue to manufacture a minor portion of our products in Israel at our Sella 1 facility. Certain critical subcomponents for our products are still sourced from outside the United States. If not resolved, the escalation in trade tensions or the implementation of broader tariffs, trade restrictions or other retaliatory measures on our products or components or subcomponents originating from countries outside of the United States, could adversely impact our ability to source necessary components or subcomponents, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. In addition, retaliatory measures from other countries on products originating from the United States for export could adversely impact our ability to sell our products at competitive prices in such countries. Certain of the subcomponents used in our products are being imported to the United States from China, which may be subject to significantly increased tariffs. In light of the aforementioned, we continue to adjust our supply chains and are exploring alternative suppliers outside of China, however, there is no assurance that we will be successful in identifying suitable alternatives, or that such alternatives, if identified, will not result in increased costs or reduced operational efficiency.

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

Disruptions Due to the War in Israel

Due to the war in Gaza that began on October 7, 2023, followed by additional military conflicts with Iran and Hezbollah in Lebanon during 2024, 2025 and the first quarter of 2026, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended March 31, 2026, approximately 6.8% of our employees in Israel were called to active reserve duty for varying periods. Despite the ceasefire framework agreed between Israel, Hamas, the United States and other countries in the region and the moderation of the hostilities involving Israel, Iran, Yemen and Lebanon, it is unknown whether any ceasefires or periods of relative calm will endure, or if other conflicts in Gaza, Lebanon, Yemen, Iran, or in the broader region will reemerge or escalate in the future.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 8

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. We provide the following metrics: (i) inverters recognized as revenue; (ii) power optimizers recognized as revenue; and (iii) Megawatt hours (MWh) of batteries recognized as revenue.

	Three Months Ended March 31,[1]
	2026	2025
Inverters recognized as revenue (in thousands)	50.5	72.0
Power optimizers recognized as revenue (in thousands)	2,438.4	2,113.2
Megawatt hours recognized as revenue - batteries	331	177
_______________________
1 Metrics may not match those disclosed in the 10-Q for March 31, 2025 due to change in performance measures since that time.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 9

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of loss data for each of the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues	$310,501	$219,480
Cost of revenues	242,220	201,944
Gross profit	68,281	17,536
Operating expenses:
Research and development, net	50,155	61,997
Sales and marketing	27,449	31,657
General and administrative	36,422	30,183
Other operating expense (income), net	9,298	(3,575)
Total operating expenses	123,324	120,262
Operating loss	(55,043)	(102,726)
Financial income (expense), net	(1,037)	10,068
Other income, net	—	148
Loss before income taxes	(56,080)	(92,510)
Income taxes	(1,286)	(5,726)
Net loss from equity method investments	—	(287)
Net loss	$(57,366)	$(98,523)
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 10

Comparison of three months ended March 31, 2026, and 2025

Revenues

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Revenues	$310,501	$219,480	$91,021	41.5%

Revenues increased by $91.0 million, or 41.5%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase of $35.9 million related to an increase in the number of power optimizers sold; an increase of $53.0 million related to an increase in the number of batteries sold; and an increase of $19.3 million related to more ancillary solar products sold; these were partially offset by (i) a decrease of $7.8 million in revenue from inverters sold; and (ii) a decrease of $7.0 million in revenues due to the discontinuation of our Energy Storage Business.

Revenues from outside of the U.S. comprised 49.1% of our revenues in the three months ended March 31, 2026, compared to 39.8% in the three months ended March 31, 2025.

The number of power optimizers recognized as revenues increased by approximately 0.3 million units, or 15.4%, from approximately 2.1 million units in the three months ended March 31, 2025 to approximately 2.4 million units in the three months ended March 31, 2026. The number of inverters recognized as revenues decreased by approximately 21.4 thousand units, or 29.8%, from approximately 72.0 thousand units in the three months ended March 31, 2025 to approximately 50.5 thousand units in the three months ended March 31, 2026. The megawatt hours of batteries recognized as revenues increased by approximately 154 megawatt hours, or 86.8% from approximately 177 in the three months ended March 31, 2025 to approximately 331 megawatt hours in the three months ended March 31, 2026 as a result of increase in demand.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 11

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Cost of revenues	$242,220	$201,944	$40,276	19.9%
Gross profit	$68,281	$17,536	$50,745	289.4%

Cost of revenues increased by $40.3 million, or 19.9%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to: an increase in the direct cost of revenues sold of $60.4 million associated primarily with an increase in the volume of products sold, offset by an increase in AMPTC recognized; excluding such AMPTC incentives would have caused us to transition into a gross loss, for both periods presented.

This was partially offset by:

•	a decrease in warranty expenses of $9.9 million associated primarily with a lower cost of materials and changes in estimates and policies; and

•	a decrease in ramp-up and underutilization costs of $9.5 million.

Gross profit as a percentage of revenue in the three months ended March 31, 2026 was 22.0%, compared to 8.0%, in the three months ended March 31, 2025, primarily due to:

•	lower absolute fixed and other production related costs, which were divided this period by higher revenues, resulting in higher gross margin of approximately 7.8%,

•
an improvement in the direct cost of revenue of approximately 6.5% associated primarily to product mix, increase of US made products and the AMPTC recognized, offset by an increase in costs due to the manufacturing in the U.S.; and

•	a decrease in warranty expenses of approximately 2.7% associated primarily with a lower cost of materials and changes in estimates and policies.

These were partially offset by approximately 2.9% due to higher discontinuation and restructuring gains in the three months ended March 31, 2025.

Excluding the AMPTC incentives would have caused our gross profit as a percentage of revenue to transition from a gross profit to a gross loss.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 12

Operating Expenses:

Research and Development, net

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Research and development, net	$50,155	$61,997	$(11,842)	(19.1)%

Research and development, net costs decreased by $11.8 million or 19.1%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to:

•
a decrease in personnel-related costs of $12.3 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics, which was partially offset by the weakening of the USD compared to the NIS; and

•	a decrease in depreciation and amortization of $1.0 million;

This was partially offset by:

•	an increase in other directly overhead costs of $1.2 million.

Sales and Marketing

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Sales and marketing	$27,449	$31,657%	(4,208)	(13.3)%

Sales and marketing expenses decreased by $4.2 million, or 13.3%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to:

•	a decrease in personnel-related costs of $2.3 million resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics;

•	a decrease in travel and hospitality costs of $0.8 million; and

•	a decrease in depreciation and amortization of $0.5 million.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 13

General and Administrative

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
General and administrative	$36,422	$30,183	$6,239	20.7%

General and administrative expenses have increased by $6.2 million, or 20.7%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a net provision for doubtful debt in the amount of $13.4 million in the three months ended March 31, 2026 compared to a net reversal of $8.1 million in the three months ended March 31, 2025 mainly related to collection of doubtful debt.

This  was partially offset by:

•	a decrease of $8.1 million primarily due to a penalty for postponing the commencement of our campus lease agreement in the three months ended March 31, 2025;

•
a decrease in personnel-related costs, of $4.7 million primarily resulting from our workforce reduction plan designed to reduce operating expenses and align our cost structure to current market dynamics. This was partially offset by the weakening of the USD compared to the NIS; and

•	a decrease in expenses related to consultants and sub-contractors in the amount of $2.0 million.

Other operating expense (income), net

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Other operating expense (income), net	$9,298	$(3,575)	$12,873	(360.1)%

Other operating expense, net, was $9.3 million in the three months ended March 31, 2026 compared to other operating income, net, of $3.6 million in the three months ended March 31, 2025 primarily due to:

•	an increase of $7.6 million in expenses related to loss from sale of the LCV e-Mobility activity; and

•	a decrease in income of $3.1 million as a result of lower than expected discontinuation charges in the three months ended March 31, 2025.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 14

Financial income (expense), net

	Three Months Ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Financial income (expense), net	$(1,037)	$10,068	$(11,105)	(110.3)%

Financial expense, net, was $1.0 million in the three months ended March 31, 2026, compared to financial income, net, in the amount of $10.1 million in the three months ended March 31, 2025, primarily due to:

•	a decrease of $4.8 million in interest income; and

•	a decrease of $4.9 million in foreign currency income to due foreign currency fluctuations.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 15

Other income, net

	Three months ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Other income, net	$—	$148	$(148)	(100.0)%

Other income, net decreased by $0.1 million, or 100.0%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Income taxes

	Three months ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Income taxes	$(1,286)	$(5,726)	$4,440	(77.5)%

Income taxes were $1.3 million in the three months ended March 31, 2026, compared to an amount of $5.7 million in the three months ended March 31, 2025 primarily due to the reduced California state income tax expense as a result of Senate Bill 302, as discussed in Note 18 to the condensed consolidated financial statements, a reduction in the withholding taxes paid on certain intra-group interest payments and a tax expense recorded in  in the three months ended March 31, 2025, in connection with the settlement with the Israeli Tax Authority for tax years 2016–2018.

Net loss from equity method investments

	Three months ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Net loss from equity method investments	$—	$(287)	$287	(100.0)%

Net loss from equity method investments decreased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to impairment of our equity investment in 2025.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 16

Net loss

	Three months ended March 31,		2025 to 2026
	2026	2025	Change
	(In thousands)
Net loss	$(57,366)	$(98,523)	$41,157	(41.8)%

As a result of the factors discussed above, net loss decreased by $41.2 million or 41.8% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$24,428	$33,823
Net cash provided by (used in) investing activities	(20,440)	67,597
Net cash provided by (used in) financing activities	1,988	(6,237)
Increase in cash and cash equivalents	$5,976	$95,183

As of March 31, 2026, our cash and cash equivalents were $512.4 million. This amount does not include $29.3 million invested in available-for-sale marketable securities, $41.0 million in restricted cash, and $0.5 million invested in deposits and restricted deposits. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of March 31, 2026, we have open commitments for capital expenditures in an amount of approximately $17.5 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $297.2 million, related to raw materials and commitments for the future manufacturing of our products.

As of March 31, 2026, we had a non-cancelable lease commitment for the initial term of a lease of approximately $274.2 million for new offices in Israel, which has not yet commenced. The lease is expected to commence during the next twelve months. The initial term of the lease agreement is 15 years commencing on the transfer of possession, with an option to extend the lease for additional periods of up to 10 years, subject to the conditions of the lease agreement. In November 2025, we amended our lease agreement with the developer for our new campus to reduce the leased area. In connection with the amendment, we agreed to make a lease modification payment of $28.8 million, which is accounted for as prepaid lease consideration under Accounting Standards Codification 842, "Leases". The full amount had been paid as of March 31, 2026.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 17

Operating Activities

Operating cash flows consist primarily of net loss, adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $24.4 million in the three months ended March 31, 2026 compared to $33.8 million in the three months ended March 31, 2025, attributed to an increase in working capital needs partially offset by lower net loss adjusted for certain non-cash items.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in sales and maturities of available for sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, proceeds from sale of business and equity investments, and disbursements and receipts from collections of loans made by us. Cash used in investing activities was $20.4 million in the three months ended March 31, 2026 as compared to cash provided by investing activities of $67.6 million in the three months ended March 31, 2025, primarily driven by a decrease of $134.1 million in proceeds provided by sales and maturities of available-for-sale marketable securities, an increase of $26.2 million in payments made before lease commencement, a decrease of $13.6 million in proceeds from loans receivables, these were partially offset by a decrease of $72.5 million in purchases of available-for-sale marketable securities, a decrease of $6.6 million in payment related to governmental grant and a decrease of $6.4 million in capital expenditures.

Financing Activities

Financing cash flows consist primarily of  issuance, repayment and partial repurchase of convertible senior notes, and our employee equity incentive plans. Cash provided by financing activities was $2.0 million in the three months ended March 31, 2026 as compared to cash used in financing activities of $6.2 million in the three months ended March 31, 2025, primarily due to a decrease of $5.1 million in cash used for the repurchase of our Notes 2025, an increase of $3.8 million related to issuance of common stock upon exercise of stock-based awards, partially offset by an increase of $1.1 million in tax withholding in connection with stock-based awards, net.

Convertible Senior Notes

On June 28, 2024, we sold an aggregate principal amount of $300 million of 2.25% convertible senior notes due in 2029 (the "Notes 2029") in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act (the "Notes 2029 Offering"). The net proceeds from the Notes 2029 Offering were approximately $293.2 million after deducting fees and estimated expenses. Separately, we have entered into capped call transactions. We used approximately $25.2 million of the net proceeds from the Notes 2029 Offering to pay for the cost of the capped call transactions and approximately $267.9 million of the net proceeds from the Notes 2029 Offering to repurchase $285.0 million of our outstanding 0.000% convertible notes due 2025 (the "Notes 2025"). We intend to use the remainder of the net proceeds from the Notes 2029 Offering for general corporate purposes.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 18

On July 8, 2024, we sold an aggregate principal amount of $37 million of the Notes 2029. The Notes 2029 were sold pursuant to the exercise of options granted by the Company to several initial purchasers of the Notes 2029 represented by Goldman Sachs & Co. LLC to purchase additional Notes 2029. For additional information, please see Note 11, “Convertible Senior Notes.”

In March 2025 we repurchased $5.2 million principal amount of our Notes 2025. We recorded a net gain of $146 thousands under other income from this repurchase. We settled all of our outstanding Notes 2025 on September 15, 2025. As part of the settlement, we paid $342.3 million in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amounts of the Notes 2025.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, except as mentioned in Note 1, “General” (if any).

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

Foreign Currency Exchange Risk

Approximately 45.2% and 32.7% of our revenues for the three months ended March 31, 2026, and March 31, 2025, respectively, were earned in non-U.S. dollar denominated currencies other than the U.S. dollar, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net loss by $7.0 million for the three months ended March 31, 2026. A hypothetical 10% change in foreign currency exchange rates between NIS and the U.S. dollar would increase or decrease our net loss by $6.0 million for the three months ended March 31, 2026.

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

In addition, from time to time we enter into derivative financial instruments to hedge our exposure to currencies other than the U.S. dollar, mainly forward contracts to sell Euro for U.S. dollars. These derivative instruments are not designated as cash flow hedges.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 19

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of March 31, 2026, two major customers accounted for approximately 22.5% of our consolidated trade receivables, net balance. As of March 31, 2025, three major customers jointly accounted for approximately 35.9% of our consolidated trade receivables, net balance. For the three months ended March 31, 2026, one major customer accounted for approximately 16.4% of our total revenues. For the three months ended March 31, 2025, two major customers accounted for approximately 41.4% of our total revenues.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of March 31, 2026, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new ERP system during the fiscal quarter ended June 30, 2025. We are performing our post-implementation activities. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Except for the implementation of the new ERP system as described in this paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 20

PART II. OTHER INFORMATION.

ITEM 1.  Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 14 – “Commitments and Contingent Liabilities” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K/A for the period ended December 31, 2025. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth below and the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2025. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K/A.

Changes in the global trade environment, including the United States trade environment, such as the increase or imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

Since 2025. the United States has imposed significant new tariffs on nearly all products and components imported into the United States and could propose additional tariffs or increases to those already in place.

On February 20, 2026, the Supreme Court of the United States (the "U.S. Supreme Court") issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the Court of International Trade to address remedies. In response, the President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. However, a presidential proclamation was issued imposing a tariff surcharge of at least 10% under the balance of payments provision in Section 122 of the Trade Act of 1974 on all imports with certain exceptions. The tariffs under this statute went into effect on February 24, 2026, and will remain in effect for 150 days. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations. Moreover, the elimination of IEEPA tariffs does not eliminate our tariff exposure, as tariffs imposed under Section 122 of the Trade Act of 1974, existing tariffs under other statutory authorities, and potential new or expanded tariffs may continue to increase our cost of revenue and contribute to supply chain challenges, cost volatility, and broader economic uncertainty.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 21

In particular, it is unknown what effect any such new tariffs or retaliatory actions will have on the solar industry and our customers. The resulting environment of escalating trade tension, retaliatory trade tension, or other trade actions, restrictive measures, additional trade restrictions, or barriers, if implemented on a broader range of products or components from outside the United States, or with respect to products shipped from the United States, could harm our ability to obtain necessary product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.

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

Our headquarters and principal research and development center are located in Israel. As a result, political, economic, and military conditions in Israel directly affect our business, operations, and workforce.

Israel has been involved in a number of armed conflicts and has been the target of terrorist activity, including threats from Gaza, Iran, the Houthi militants in Yemen, Hezbollah militants in Lebanon, Iranian militias in Syria, and others. Violence between Hamas and Israel intensified on October 7, 2023, when the terrorist group launched an unprecedented attack on Israel. On October 8, 2023, the Israeli Government announced that the Security Cabinet of the State of Israel approved a war situation in Israel. Since that time, and in connection with subsequent regional hostilities, the ongoing state of war has disrupted and continues to disrupt our business operations.

In addition, from November 2023 until October 2025, the Houthis, a rebel Shi’a group in Yemen, attacked international shipping lanes in the Red Sea, forcing commercial vessels to redirect freight traffic away from the Bab al‑Mandab Strait and the Suez Canal and take longer and costlier routes. If these attacks resume, continue, or intensify, shipping costs and energy prices may increase, which could have an adverse impact on our business as well as on the global economy.

In the second quarter of 2025, Israel and the Islamic Republic of Iran engaged in a 12‑day war, which subsequently stabilized due to a brokered ceasefire. More recently, during March and April 2026, Israel was again engaged in direct military conflict with Iran and in significant hostilities with Hezbollah in Lebanon. Although hostilities have since moderated, it is unknown whether any ceasefires or periods of relative calm will endure, or whether conflicts involving Gaza, Lebanon, Iran, Yemen, or other parts of the region may reemerge or escalate in the future.

Because our headquarters and a substantial portion of our workforce are based in Israel, these conflicts have impacted, and may continue to impact, the availability of our workforce. Some of our employees, executive officers, and directors residing in Israel are obligated to perform reserve duty in the Israeli military and are subject to being called to active duty under emergency circumstances. In the year ended December 31, 2025, approximately 279 employees, or 13% of our workforce in Israel, and in the first quarter of 2026, approximately 162 employees, or 6.8%, were called to active reserve duty for varying periods, which adversely affected workforce availability. Additional employees may be called to reserve duty in the future.

Any future armed conflict, political instability, or violence in Israel or the surrounding region may impair our ability to manage our business effectively, operate our manufacturing plant in northern Israel, conduct research and development activities, or otherwise carry out our operations. In the event of a significant escalation of existing hostilities or the outbreak of additional conflicts, we may be forced to cease or significantly curtail operations, which could delay the distribution and sale of our products.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 22

The majority of our key employees and officers are residents of Israel. If any of our offices or facilities in Israel were damaged, destroyed, or rendered inoperable as a result of war, hostile actions, terrorist attacks, earthquakes, fire, floods, storms, power outages, employee malfeasance, or other natural or man‑made events, our ability to conduct research and development, manufacture products, and operate our business could be materially adversely affected. Any resulting delay in the achievement of our development or commercialization objectives could harm our business, prospects, financial results, and reputation.

In addition, several countries, principally in the Middle East, restrict business dealings with Israeli companies, and other countries or groups may impose similar restrictions if hostilities or regional political instability persist or intensify. If instability in neighboring states results in the establishment of fundamentalist Islamic regimes or governments more hostile to Israel, it could be subject to additional political, economic, or military constraints, which could materially adversely affect our operations and our ability to sell products in the region.

Any interruption or curtailment of trade between Israel and its current trading partners, or a significant downturn in Israel’s economic or financial condition, could have a material adverse effect on our business, financial condition, and results of operations. Since the start of the war with Hamas, we have become aware of pressure being placed on some of our customers not to engage in business with us due to our affiliation with Israel. In addition, adverse developments in foreign policy toward Israel could negatively impact our ability to do business with suppliers and customers, which could, in turn, harm our reputation, results of operations, or financial condition.

While our offices and facilities worldwide, including in Israel, remain open and, to date, we have not experienced material disruptions to our ability to manufacture and deliver products and services to customers, any reemergence or escalation of conflicts in Israel or the surrounding region could materially adversely affect our business, financial condition, and results of operations

Additionally, in 2023, the Israeli government announced plans to significantly reduce the Israeli Supreme Court's judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges. Although the Israeli Supreme Court partially struck down these plans, the current government has vowed to make other changes to law that limit the powers of the Supreme Court. If such government plans are eventually enacted, they may cause operational challenges for us since we are headquartered in Israel and many of our employees are located in Israel.

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

In addition, we do not have exclusive arrangements with our third-party distributors and large installers, many of which also market and sell products from our competitors. These distributors and large installers may terminate their relationships with us at any time and with little or no notice. Further, these distributors and large installers may fail to devote resources necessary to sell our products at the prices, in the volumes, and within the timeframes that we expect, or may focus their marketing and sales efforts on products of our competitors. Termination of agreements with current distributors or large installers, failure by these distributors or large installers to perform as expected, or failure by us to cultivate new distributor or large installer relationships, could hinder our ability to expand our operations and could negatively impact our revenue and results of operations.

In recent years, with a downturn of the renewable energy demand, some players in the market have announced exiting the solar market and others have shown signs of financial distress. For example, in November 2025, Posigen, Inc., a customer of ours, announced that it filed for Chapter 11 bankruptcy in the Southern District of Texas, and, in April 2026, Freedom Forever LLC, another customer of ours, announced that it filed for Chapter 11 bankruptcy in Delaware. Some of our customers and some installers who purchase our products from distributors have shown signs of financial distress and some have requested and received extended payment terms or loans from us.  Certain receivables related to previously identified customer defaults, have been written off in 2025, and others, such as receivables from Freedom Forever, have not been recognized, and therefore, are not expected to materially affect our current financial results. However, an additional doubtful debt was recognized by the Company in the first quarter of 2026, and there can be no assurance that additional customer failures or payment defaults will not occur.  If additional customers, installers and distributors become insolvent or financially distressed, or if some of their customers fail to pay our distributors for products sold by such distributors, we may need to write off additional amounts, which may cause a material adverse effect to our business, financial condition, results of operations and cash flows.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 24

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows,   (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL	Included in Exhibit 101
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 7, 2026

/s/ Shuki Nir
Shuki Nir
Chief Executive Officer (Principal Executive Officer)

Date:  May 7, 2026

/s/ Asaf Alperovitz
Asaf Alperovitz
Chief Financial Officer (Principal Financial Officer)

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 26