Form 10-Q
period 2026-06-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2026-08-05
CIK 1419612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐      No ☒

As of August 3, 2026, there were 61,525,748 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$527,257	$455,075
Restricted cash	54,660	84,771
Marketable securities	19,685	38,097
Trade receivables, net of allowances of $28,909 and $17,224, respectively	211,874	267,441
Inventories, net	599,817	552,632
Prepaid expenses and other current assets	454,844	341,831
Total current assets	1,868,137	1,739,847
LONG-TERM ASSETS:
Property, plant and equipment, net	253,942	269,351
Operating lease right-of-use assets, net	49,879	48,178
Intangible assets, net	5,780	7,129
Goodwill	49,846	50,123
Other long-term assets	75,946	67,566
Total long-term assets	435,393	442,347
Total assets	$2,303,530	$2,182,194

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 1

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$460,141	$271,983
Employees and payroll accruals	66,098	73,992
Warranty obligations	69,918	89,330
Deferred revenues and customers advances	49,326	70,371
Accrued expenses and other current liabilities	274,842	297,819
Total current liabilities	920,325	803,495
LONG-TERM LIABILITIES:
Convertible senior notes, net	332,332	331,561
Warranty obligations	238,979	268,559
Deferred revenues and customers advances	327,684	293,328
Finance lease liabilities	19,171	18,558
Operating lease liabilities	42,377	36,648
Other long-term liabilities	10,577	2,581
Total long-term liabilities	971,120	951,235
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000; Issued and outstanding: 61,512,619 and 60,360,154 shares as of June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	1,925,024	1,872,760
Accumulated other comprehensive income (loss)	8,813	(11,663)
Accumulated deficit	(1,521,758)	(1,433,639)
Total stockholders’ equity	412,085	427,464
Total liabilities and stockholders’ equity	$2,303,530	$2,182,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 2

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$346,245	$289,429	$656,746	$508,909
Cost of revenues	251,093	257,298	493,313	459,242
Gross profit	95,152	32,131	163,433	49,667
Operating expenses:
Research and development, net	52,751	53,386	102,906	115,383
Sales and marketing	27,265	28,725	54,714	60,382
General and administrative	24,539	19,789	60,961	49,972
Other operating expense, net	6,643	45,724	15,941	42,149
Total operating expenses	111,198	147,624	234,522	267,886
Operating loss	(16,046)	(115,493)	(71,089)	(218,219)
Financial income (expense), net	(12,378)	(7,323)	(13,415)	2,745
Other income, net	-	4,017	-	4,165
Loss before income taxes	(28,424)	(118,799)	(84,504)	(211,309)
Income taxes	(2,329)	(5,657)	(3,615)	(11,383)
Net loss from equity method investments	-	(288)	-	(575)
Net loss	$(30,753)	$(124,744)	$(88,119)	$(223,267)
Net basic and diluted loss per share of common stock	$(0.50)	$(2.13)	$(1.44)	$(3.83)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	61,045,194	58,567,394	61,152,904	58,345,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 3

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(30,753)	$(124,744)	$(88,119)	$(223,267)
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	(6)	111	(398)	592
Cash flow hedges	3,894	5,255	3,167	4,109
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment nature	-	1,756	11,840	828
Foreign currency translation adjustments	(12)	9,614	5,867	13,080
Total other comprehensive income, net of tax	3,876	16,736	20,476	18,609
Comprehensive loss	$(26,877)	$(108,008)	$(67,643)	$(204,658)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 4

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Number	Amount
Balance as of January 1, 2026	60,360,154	$6	$1,872,760	$(11,663)	$(1,433,639)	$427,464
Issuance of common stock upon exercise of stock-based awards	457,776	*-	3,850	-	-	3,850
Stock-based compensation	-	-	20,172	-	-	20,172
Other comprehensive income, net	-	-	-	16,600	-	16,600
Net loss	-	-	-	-	(57,366)	(57,366)
Balance as of March 31, 2026	60,817,930	$6	$1,896,782	$4,937	$(1,491,005)	$410,720
Issuance of common stock upon exercise of stock-based awards	400,503	*-	*-	-	-	*-
Issuance of common stock under employee stock purchase plan	294,186	*-	8,232	-	-	8,232
Stock-based compensation	-	-	20,010	-	-	20,010
Other comprehensive income, net	-	-	-	3,876	-	3,876
Net loss	-	-	-	-	(30,753)	(30,753)
Balance as of June 30, 2026	61,512,619	$6	$1,925,024	$8,813	$(1,521,758)	$412,085

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 5

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid in Capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total
	Number	Amount
Balance as of January 1, 2025	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	263,327	*-	10	-	-	-	10
Stock-based compensation	-	-	32,511	-	-	-	32,511
Other comprehensive income, net	-	-	-	-	1,873	-	1,873
Net loss	-	-	-	-	-	(98,523)	(98,523)
Balance as of March 31, 2025	58,290,453	$6	$1,845,719	$(50,194)	$(74,604)	$(1,126,714)	$594,213
Issuance of common stock upon exercise of stock-based awards	330,739	*-	*-	-	-	-	*-
Issuance of common stock under employee stock purchase plan (512,858 shares transferred from treasury stock)	512,858	*-	(27,243)	34,170	-	-	6,927
Stock-based compensation	-	-	20,087	-	-	-	20,087
Other comprehensive income, net	-	-	-	-	16,736	-	16,736
Net loss	-	-	-	-	-	(124,744)	(124,744)
Balance as of June 30, 2025	59,134,050	$6	$1,838,563	$(16,024)	$(57,868)	$(1,251,458)	$513,219

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 6

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(88,119)	$(223,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,687	16,227
Impairment of asset held-for-sale	-	38,339
Stock-based compensation expenses	39,549	50,687
Loss from business disposition	7,699	17,875
Loss (gain) from exchange rate fluctuations	(1,740)	1,516
Other items	7,984	(2,221)
Changes in assets and liabilities:
Trade receivables, net	53,801	(54,686)
Inventories, net	(35,223)	125,125
Prepaid expenses and other assets	(125,103)	61,006
Operating lease right-of-use assets, net	6,600	5,153
Trade payables	188,259	71,217
Employees and payroll accruals	(7,173)	(2,038)
Warranty obligations	(48,975)	(34,609)
Deferred revenues and customers advances	13,362	(83,779)
Operating lease liabilities	(7,796)	(6,806)
Accrued expenses and other liabilities	21,032	46,285
Net cash provided by operating activities	35,844	26,024
Cash flows from investing activities:
Investment in available-for-sale marketable securities	-	(172,773)
Proceeds from maturities of available-for-sale marketable securities	18,388	292,679
Purchase of property, plant and equipment	(11,983)	(11,365)
Business dispositions, net of cash sold	(2,631)	(7,322)
Proceeds from sale of property, plant and equipment	603	10,314
Repayment related to governmental grant	-	(6,643)
Proceeds from sale of investment in privately-held company	-	4,000
Withdrawal from (investment in) restricted bank deposits	2,700	(138)
Payments made before lease commencement	(26,162)	-
Proceeds from loan receivables	56	27,475
Other investing activities	498	(40)
Net cash provided by (used in) investing activities	$(18,531)	$136,187

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 7

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Repurchase of convertible debt	$-	$(5,093)
Issuance of common stock upon exercise of stock-based awards	3,850	10
Tax withholding in connection with stock-based awards, net	7,668	323
Other financing activities	(737)	(1,850)
Net cash provided by (used in) financing activities	10,781	(6,610)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,287	6,966

Increase in cash, cash equivalents and restricted cash including cash classified within current held-for-sale assets	33,381	162,567
Change in cash classified within current held-for-sale assets	8,690	-
Increase in cash, cash equivalents and restricted cash	42,071	162,567

Cash, cash equivalents and restricted cash, beginning of period	539,846	409,939
Cash, cash equivalents and restricted cash, end of period	$581,917	$572,506

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$8,373	$11,360
Purchase of property, plant and equipment	$4,934	$5,156

The accompanying notes are an integral part of the condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$527,257	$545,240
Restricted cash	54,660	27,266
Cash, cash equivalents and restricted cash, end of period	$581,917	$572,506

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 8

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 1:       GENERAL

a.
SolarEdge Technologies, Inc. (together with its subsidiaries, the “Company” or “SolarEdge”) is a global smart energy technology company. The Company develops, manufactures, and sells products that address a broad range of energy market segments through its diversified product offering, including residential, commercial and large scale photovoltaic (“PV”), energy storage and backup solutions, electric vehicle (“EV”) charging capabilities, home energy management, grid services and virtual power plants. By leveraging engineering capabilities and focusing on innovation, safety and reliability, SolarEdge creates smart energy solutions that power our lives and drive future progress.

The Company sells products worldwide through large distributors and electrical equipment wholesalers directly to large solar installers and engineering, procurement, and construction firms. The Company's products are carried and actively sold by most of the top distributors as well as some of the largest electrical distribution companies. The Company has expanded its activity to other areas of smart energy technology both organically and through acquisitions.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

	Six Months Ended June 30,
	2026	2025
Balance, at the beginning of the period	$17,224	$43,038
Additions to allowance for credit losses not previously recorded	18,440	5,432
Recoveries collected	(6,727)	(21,171)
Amounts written off charged against the allowance	-	(9,363)
Foreign currency translation	(28)	1,571
Balance, at the end of the period	$28,909	$19,507

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

As of June 30, 2026, one contract manufacturer accounted for 51.3% of the Company’s total trade payables.

As of December 31, 2025, two contract manufacturers jointly accounted for 50.7% of the Company’s total trade payables.

The Company's wholly owned manufacturing facility, Sella 1, is located in the North of Israel.

f.     Government assistance:

On March 31, 2026, the Israeli Knesset enacted Chapter J, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development (“R&D”) expenditures incurred in Israel, which applies to qualifying R&D expenditures incurred beginning the tax year starting January 1, 2026 and allows eligible companies, subject to certain conditions, to (i) offset Israeli income taxes or Israeli qualified domestic minimum top‑up taxes (“QDMTT”), or (ii) receive a government grant if the credit is not utilized. As of June 30, 2026, the Company recognized an asset of $2,522 in prepaid and other long-term asset in connection with refundable tax credits expected to be realized as government grants under the R&D Law. The Company recognized the related benefit as a reduction in research and development expenses of $1,609 and $2,522 for the three and six months ended June 30, 2026, respectively.

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

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

New accounting pronouncements not yet effective

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): “Disaggregation of Income (loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company's consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements disclosures.

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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026-02”). The ASU establishes authoritative guidance for the accounting of environmental credits and environmental credit obligations, including recognition, measurement, presentation, and disclosure requirements, in an effort to reduce diversity in practice and increase consistency of application across reporting entities. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Adoption of this ASU should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption, without recasting for any financial statement information before the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting ASU 2026-02 on its consolidated financial statements.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 11

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 2:      MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of June 30, 2026:

	Amortized cost	Gross unrealized gains	Fair value
Matures within one year:
Corporate bonds	$19,666	$19	$19,685

The following is a summary of available-for-sale marketable securities as of December 31, 2025:

	Amortized cost	Gross unrealized gains	Fair value
Matures within one year:
Corporate bonds	$36,413	$188	$36,601
U.S. Government agency securities	1,495	1	1,496
Total	$37,908	$189	$38,097

The Company did not sell any available-for-sale marketable securities during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 12

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3:       INVENTORIES, NET

	June 30, 2026	December 31, 2025
Raw materials	$367,888	$306,288
Finished goods	231,929	246,344
Total inventories, net	$599,817	$552,632

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2026	December 31, 2025
Vendor non-trade receivables[1]	$106,775	$129,223
Government authorities	234,608	161,749
Prepayments	45,047	25,334
Insurance recovery receivables	59,207	-
Assets held-for-sale	-	11,155
Other	9,207	14,370
Total prepaid expenses and other current assets	$454,844	$341,831

1 Vendor non-trade receivables are derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 13

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 5:       OTHER LONG-TERM ASSETS

	June 30, 2026	December 31, 2025
Payments made before lease commencement	$28,828	$28,828
Cloud computing arrangements	43,567	37,972
Prepaid expenses and other	3,551	766
Total other long-term assets	$75,946	$67,566

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

As of June 30, 2026, the Company entered into forward contracts as well as put and call options to sell U.S. dollars (“USD”) in the amounts of NIS 264 million and NIS 33 million, respectively.

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

As of June 30, 2026, the Company entered into forward contracts to sell Euro (“EUR”) in the amounts of USD 35 million.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	June 30, 2026	December 31, 2025
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$3,872	$705
Non-designated hedges	Prepaid expenses and other current assets	1,108	-
Total derivative assets		$4,980	$705

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Affected line item	2026	2025	2026	2025
Foreign exchange contracts
Non-designated hedging instruments	Condensed consolidated statements of loss - Financial income (expense), net	$381	$(4,185)	$502	$(4,185)
Designated hedging instruments	Condensed consolidated statements of comprehensive loss - Cash flow hedges	$6,981	$6,786	$7,218	$6,298

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

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2026, and December 31, 2025 by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents:
Cash	Level 1	$475,029	$312,539
Money market mutual funds	Level 1	$4,229	$8,315
Deposits	Level 1	$47,999	$134,221
Restricted cash	Level 1	$54,660	$84,771
Derivative instruments	Level 2	$4,980	$705
Short-term marketable securities:
Corporate bonds	Level 2	$19,685	$36,601
U.S. Government agency securities	Level 2	$-	$1,496

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 16

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 8:       WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, at the beginning of the period	$321,814	$412,702	$357,889	$432,365
Accruals for warranty during the period	12,687	17,628	27,186	34,094
Changes in estimates	(11,525)	(3,789)	(33,172)	(4,700)
Settlements	(14,079)	(28,977)	(43,006)	(64,195)
Balance, at end of the period	308,897	397,564	308,897	397,564
Less current portion	(69,918)	(115,057)	(69,918)	(115,057)
Long-term portion	$238,979	$282,507	$238,979	$282,507

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

Significant changes in the balances of deferred revenue and customer advances during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, at the beginning of the period	$352,489	$320,140	$363,699	$371,919
Revenue recognized	(26,777)	(65,473)	(70,014)	(133,914)
Increase in deferred revenues and customer advances	51,298	31,238	83,325	47,900
Balance, at the end of the period	377,010	285,905	377,010	285,905
Less current portion	(49,326)	(37,174)	(49,326)	(37,174)
Long-term portion	$327,684	$248,731	$327,684	$248,731

The following table includes estimated revenues that the Company expects to be recognized in the future, related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026:

2026	$45,006
2027	29,808
2028	31,858
2029	27,460
2030	17,744
Thereafter	225,134
Total deferred revenues	$377,010

NOTE 10:     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2026	December 31, 2025
Accrued expenses	$154,537	$211,136
Government authorities	16,008	20,493
Operating lease liabilities	13,473	15,959
Accrual for sales incentives	16,632	24,102
Provision for legal claims	68,749	13,199
Liabilities held-for-sale	-	7,592
Other	5,443	5,338
Total accrued expenses and other current liabilities	$274,842	$297,819

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

On June 28, 2024, the Company sold an aggregate principal amount of $300,000 of its 2.25% convertible senior notes, due in 2029 (the “Notes 2029”). The Notes 2029 were sold pursuant to an indenture, dated June 28, 2024 (the “Indenture 2029”), between the Company and U.S. Bank National Association, as trustee. The Notes 2029 will bear interest at a rate of 2.25% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Notes 2029 mature on July 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes 2029 are general senior unsecured obligations of the Company. Holders may convert their Notes 2029 at any time prior to the close of business on the business day immediately preceding April 1, 2029 in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes 2029 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or if the Company provides a notice of redemption as described in the Indenture 2029. During the quarter ended June 30, 2026, the last reported sale price condition described above was satisfied. Accordingly, the Notes 2029 are convertible at the option of the holders during the quarter ending September 30, 2026. The Company will continue to assess the conversion conditions on a quarterly basis in accordance with the terms of the Indenture 2029.

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

The net proceeds from the offering of the Notes 2029 were approximately $293,200, after deducting fees and estimated expenses. Concurrently, the Company has entered into capped call transactions (as detailed below). The Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. The Company also used approximately $267,900 of the net proceeds, from this offering, to repurchase $285,000 principal amount of its Notes 2025. In June 2024, the Company recorded under other income, net a gain of $15,456 from the repurchase of Notes 2025.

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

The capped call transactions are expected generally to reduce the potential dilution to the common stock upon any conversion of the Notes 2029 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes 2029, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions. The strike price initially corresponds to the conversion price of the Notes 2029 and is subject to customary anti-dilution adjustments. If, however, the market price per share of common stock exceeds $48.84, the initial cap price of the capped call transactions, there would nevertheless be unmitigated dilution and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price. The cap price is subject to certain customary adjustments under the terms of the capped call transactions.

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

The net proceeds from the exercise of the option granted by the Company to the Initial Purchasers of the Notes 2029 were approximately $36,237, after deducting fees and estimated expenses. Concurrently, the Company has entered into additional capped call transactions. The Company used approximately $3,111 of the net proceeds from this offering to pay the cost of the additional capped call transactions. The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes.

The Notes 2029 consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Liability:
Principal	$337,000	$337,000
Unamortized issuance costs	(4,668)	(5,439)
Net carrying amount	$332,332	$331,561

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 20

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Costs related to the Notes 2025 and the Notes 2029 for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Notes 2025
Debt issuance cost	$-	$395	$-	$800
Notes 2029
Debt issuance cost	$388	$388	$771	$771
Contractual interest expense	$1,895	$1,895	$3,791	$3,791

As of June 30, 2026, the unamortized issuance costs of the Notes 2029 will be amortized over the remaining term of approximately 3 years.

The annual effective interest rate of the Notes 2029 is 2.75%.

As of June 30, 2026, the estimated fair value of the Notes 2029, which the Company has classified as Level 2 financial instruments, is $653,288. The estimated fair value was determined based on the quoted bid price of the Notes 2029 in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2026, the if-converted value of the Notes 2029 exceeded the principal amount by $236,843.

NOTE 12:     OTHER LONG-TERM LIABILITIES

	June 30, 2026	December 31, 2025
Tax liabilities	$8,395	$-
Accrued severance pay	1,646	1,868
Other	536	713
	$10,577	$2,581

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 21

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 13:     STOCK CAPITAL

a.            Common stock rights:

Common stock confers upon its holders the right to receive notice of, and to participate in, all general meetings of the Company, where each share of common stock shall have one vote for all purposes, to share equally, on a per share basis, in bonuses, profits, or distributions out of funds legally available therefor, and to participate in the distribution of the surplus assets of the Company in the event of liquidation of the Company.

b.            Equity Incentive Plans:

The Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) became effective upon the consummation of the Company's initial public offering (the “IPO”). The 2015 Plan provided for the grant of options, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock-based awards to directors, employees, officers, and non-employees of the Company. As of June 30, 2026, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 10,385,143 shares are still available for future grants.

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

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding as of December 31, 2025	191,187	$49.37	1.40	$950
Exercised	(141,584)	27.20	-	1,769
Forfeited or expired	(18,775)	149.39	-	-
Outstanding as of June 30, 2026	30,828	$90.30	2.64	$588
Vested and expected to vest as of June 30, 2026	30,828	$90.30	2.64	$588
Exercisable as of June 30, 2026	30,828	$90.30	2.64	$588

The intrinsic value is the amount by which the closing price of the Company’s common stock on June 30, 2026, or the price on the day of exercise exceeds the exercise price of the stock options, multiplied by the number of in-the-money options.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 22

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in the RSUs and PSUs and related information is as follows:

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of December 31, 2025	3,824,774	$34.02	841,487	$14.00
Granted	1,560,078	65.80	646,138	26.48
Vested	(716,695)	43.85	-	-
Forfeited	(353,124)	36.43	(121,883)	49.24
Unvested as of June 30, 2026	4,315,033	$43.62	1,365,742	$16.76

c.            Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of June 30, 2026, a total of 5,125,666 shares were reserved for issuance under this plan.

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

As of June 30, 2026, 3,088,005 shares of common stock have been purchased under the ESPP.

As of June 30, 2026, 2,037,661 shares of common stock were available for future issuance under the ESPP.

In accordance with ASC 718, “Compensation – Stock Compensation,” the ESPP is compensatory and, as such, results in recognition of compensation cost.

d.           Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of loss for the three and six months ended June 30, 2026 and 2025, as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expenses:
Cost of revenues	$3,693	$4,004	$7,300	$8,376
Research and development, net	8,403	9,856	16,464	25,767
Sales and marketing	3,996	4,342	8,147	9,084
General and administrative	3,605	1,059	7,638	7,460
Total stock-based compensation expenses	$19,697	$19,261	$39,549	$50,687

Stock-based compensation capitalized:
Inventory	$313	$433	$633	$1,079
Other long-term assets	-	393	-	832
Total stock-based compensation capitalized	$313	$826	$633	$1,911

For the three and six months ended June 30, 2026 and 2025, no amounts of tax benefits were recorded in regard to stock-based compensation.

As of June 30, 2026, there were total unrecognized compensation expenses in the amount of $199,588 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from July 1, 2026, through May 31, 2030.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 23

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 14:     COMMITMENTS AND CONTINGENT LIABILITIES

a.           Guarantees:

As of June 30, 2026, contingent liabilities exist regarding guarantees in the amounts of $5,983, $5,044 and $4,561 for office rent lease agreements, custom transactions, and securing projects with customers and vendors and other transactions, respectively.

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

As of June 30, 2026, the Company had non-cancellable purchase obligations totaling approximately $339,980, out of which the Company recorded a provision for loss in the amount of $24,324.

As of June 30, 2026, the Company had contractual obligations for capital expenditures totaling approximately $12,793. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

As of June 30, 2026, the Company recorded an accrual of $68,749 for legal claims which was recorded under accrued expenses and other current liabilities and recognized a related insurance receivable of $55,000.

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

On February 7, 2024, the Court consolidated the two actions (the “Consolidated Securities Litigation”), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the "Motion"), and the motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed the Plaintiffs to again amend their complaint, and they filed a second amended complaint (the “Second Amended Complaint”) on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4, 2024 order. On April 7, 2025, the Court issued an order granting in part the second motion to dismiss, dismissing all allegations except those characterizing inventory levels as “low” and those relating to demand in Europe. Lead Plaintiffs filed a motion for class certification on October 17, 2025, and Defendants filed their opposition on January 16, 2026. Plaintiffs’ reply was due on February 20, 2026. The parties held a mediation on February 5, 2026 but no resolution was reached at that time. On March 20, 2026, the mediator made a double-blind settlement recommendation of $55,000, which was accepted by both parties on March 26, 2026. On April 21, 2026, Lead Plaintiffs’ counsel submitted a motion for preliminary approval of the settlement. On May 1, 2026, the Court preliminarily approved the settlement and scheduled a settlement hearing for August 24, 2026. The $55,000 settlement payment has already been paid into an escrow account by SolarEdge’s insurance carriers. The Company and the individual defendants deny all allegations of wrongdoing, and the settlement does not constitute any admission of liability.

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

On July 29, 2026, Sara Per (“Per”) filed a purported derivative complaint in the Delaware Court of Chancery against the same Defendants as those named in the Consolidated Derivative Action. The Per complaint makes largely the same allegations as those in the Securities Litigation and the other derivative actions. It also pleads similar counts to those in the Consolidated Derivative Action, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, and (iv) unjust enrichment. The parties intend to file a stipulation agreeing to stay the Per matter through the close of fact discovery in the Consolidated Securities Litigation.

On July 30, 2026, Andres Bolin Rivera (“Rivera”) filed a purported derivative complaint in the U.S. District Court for the District of Delaware against the same Defendants as those named in the Consolidated Derivative Action. The Rivera complaint, which is currently filed under seal, likely makes largely the same allegations as those in the Securities Litigation and the other derivative actions. The parties intend to file a stipulation agreeing to stay the Rivera matter through the close of fact discovery in the Securities Litigation.

On January 13, 2025, Stellantis Europe S.p.A. (“Stellantis”) submitted an application for injunctive relief, to the Court of Turin, Italy, claiming that SolarEdge e-Mobility was allegedly in breach of contract. The application for injunctive relief is aimed at obtaining the following interim measures: (i) to order the Company to resume supply of spare parts and technical assistance activities in favor of Stellantis; and (ii) to order the Company to pay a penalty of 100,000 EUR for each day of delay in fulfilling the order above. At a hearing on February 25, 2025 the parties discussed the case. On May 8, 2025, the court denied Stellantis’ request for injunction and on July 2, 2025 Stellantis appealed. A hearing on the appeal was held on March 13, 2026, and by an order issued on May 6, 2026, the Court of Turin rejected the appeal filed by Stellantis. On February 11, 2026, the Company completed the sale of SolarEdge e-Mobility.

On September 15, 2025, Ampt, LLC (“Ampt”) filed a lawsuit in the District of Delaware seeking to enforce an agreement between Ampt and the Company. The Company had invoked a force majeure clause in relation to its performance of the agreement, valued at $54 million over a period of five years, in October 2023. The Company filed an answer on December 1, 2025, and the court ordered a disclosure schedule to begin in January 2026. The case is scheduled for trial on November 1, 2027. On January 5, 2026, the parties met for mediation, which has been inconclusive. Fact discovery commenced during the first half of 2026. The Company disputes the allegations and intends to vigorously defend against them.

d.          Tariff contingencies:

On February 20, 2026, the Supreme Court of the United States invalidated certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the decision and subsequent actions by U.S. Customs and Border Protection ("CBP"), the Company became eligible to claim refunds of previously paid IEEPA-related duties. The Company accounts for refunds of previously paid IEEPA tariffs by applying a gain contingency model and recognizes such refunds only when the gain is realized or realizable. In the three and six months ended June 30, 2026, the Company received and recognized refunds and associated interest of $13,606 from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, of which $13,282 was recognized as a reduction to cost of revenues and $324 was recognized as interest income in the three and six months ended June 30, 2026.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 25

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15:     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(198)	$96	$194	$(385)
Revaluation	(6)	111	(398)	592
Ending balance	$(204)	$207	$(204)	$207
Unrealized gains (losses) on cash flow hedges
Beginning balance	$(22)	$116	$705	$1,262
Revaluation	7,402	6,994	7,770	6,596
Tax on revaluation	(421)	(208)	(552)	(298)
Other comprehensive income before reclassifications	6,981	6,786	7,218	6,298
Reclassification	(3,508)	(1,739)	(4,603)	(2,487)
Tax on reclassification	421	208	552	298
Gains reclassified from accumulated other comprehensive income (loss)	(3,087)	(1,531)	(4,051)	(2,189)
Net current period other comprehensive income	3,894	5,255	3,167	4,109
Ending balance	$3,872	$5,371	$3,872	$5,371
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$-	$(79,642)	$(11,840)	$(78,714)
Revaluation	-	1,756	(225)	828
Reclassification	-	-	12,065	-
Net current period other comprehensive income	-	1,756	11,840	828
Ending balance	$-	$(77,886)	$-	$(77,886)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$5,157	$4,826	$(722)	$1,360
Revaluation	(12)	9,614	(1,531)	13,080
Reclassification	-	-	7,398	-
Net current period other comprehensive income (loss)	(12)	9,614	5,867	13,080
Ending balance	$5,145	$14,440	$5,145	$14,440
Total	$8,813	$(57,868)	$8,813	$(57,868)

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 26

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassification out of “Accumulated other comprehensive income (loss)”, net of taxes:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Loss
	2026	2025	2026	2025
Cash flow hedges
	$469	$347	$600	$431	Cost of revenues
	1,930	838	2,562	1,295	Research and development, net
	375	243	484	317	Sales and marketing
	734	311	957	444	General and administrative
	$3,508	$1,739	$4,603	$2,487	Total, before income taxes
	(421)	(208)	(552)	(298)	Income taxes
	$3,087	$1,531	$4,051	$2,189	Total, net of income taxes
Adjustment for substantial completion of liquidation of certain foreign subsidiaries:
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	-	-	(12,065)	-	Financial income (expenses), net
Foreign currency translation adjustments, net	-	-	(7,398)	-	Financial income (expenses), net
	-	-	(19,463)	-
Total reclassifications for the period	$3,087	$1,531	$(15,412)	$2,189

NOTE 16:     OTHER OPERATING EXPENSE, NET

The following table presents the expenses (income) recorded in the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment of asset held-for-sale	$-	$38,339	$-	$38,339
Loss from business disposition	99	17,875	7,699	17,875
Loss (gain) from sale and disposal of property, plant and equipment	6,671	(10,000)	7,641	(10,000)
Income from discontinued operations	-	-	-	(3,137)
Other	(127)	(490)	601	(928)
Total other operating expense, net	$6,643	$45,724	$15,941	$42,149

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 27

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 17:     INCOME TAXES

For the three months ended June 30, 2026, the Company reported income taxes at an effective tax rate of negative 8.2%, including discrete items, compared to the three months ended June 30, 2025 where the Company reported income taxes at an effective tax rate of negative 4.8%.

For the six months ended June 30, 2026, the Company reported income taxes at an effective tax rate of negative 4.3% including discrete items, compared to the six months ended June 30, 2025, where the Company reported income taxes at an effective tax rate of negative 5.4%.

The negative effective tax rate in the three and six months ended June 30, 2026 resulted primarily from the valuation allowance on current losses and capital losses, coupled with profits in certain jurisdictions. The negative effective tax rate in the corresponding periods in 2025 was mainly caused by the valuation allowance on current losses, coupled with withholding taxes incurred on certain intra-group interest payments and additional tax payable as a result of the settlement with the Israeli Tax Authority for tax years 2016–2018.

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

In July 2025, the One Big Beautiful Bill Act, or H.R.1, was enacted into law, making permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the AMIC credit rate to 35 percent from 25 percent for qualifying assets and makes modifications to the international tax framework. The H.R.1 includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. Given the Company’s current loss position for income tax purposes, the provisions of H.R.1 did not have an impact on the current period. The Company continues to evaluate the provisions of H.R.1 that become effective in future years.

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

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 28

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 18:     LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted EPS:
Numerator:
Net loss	$(30,753)	$(124,744)	$(88,119)	$(223,267)
Denominator:
Shares used in computing net loss per share of common stock, basic and diluted	61,045,194	58,567,394	61,152,904	58,345,680
Loss per share:
Basic and diluted	$(0.50)	$(2.13)	$(1.44)	$(3.83)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based awards	5,711,603	1,749,516	5,129,434	1,970,715
Notes 2025	-	1,232,002	-	1,240,781
Notes 2029[1]	9,819,347	9,819,347	9,819,347	9,819,347
Total shares excluded	15,530,950	12,800,865	14,948,781	13,030,843

1 In conjunction with the issuance of the Notes 2029, in June 2024, the Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. In July 2024, following an additional issuance of the Notes 2029, $3,111 of net proceeds were used to pay the cost of capped call transactions. In accordance with ASC 260 "Earnings Per Share", antidilutive contracts, such as purchased call options, are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from the capped call transaction is excluded from the Company's computation of diluted net income (loss) per share.

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

The segment includes the design, development, manufacturing, and sales of an intelligent inverter solution designed to maximize power generation at the individual PV module level and batteries. The segment solution consists mainly of the Company’s power optimizers, inverters, batteries and other smart energy management solutions.

The following tables present information on reportable loss for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$346,245	$289,429	$656,746	$508,909
Less:
Direct costs of goods	140,249	171,307	326,446	302,236
Salaries[1]	117,603	103,665	228,908	226,110
Inventory costs	30,312	(1,809)	38,954	110
Shipment and logistics	17,123	7,378	28,847	18,512
Warranty	16,566	11,821	6,178	11,375
Depreciation and amortization	5,746	16,028	11,687	29,131
Directly related overhead costs	16,982	14,945	31,807	26,633
Other[2]	17,710	77,570	55,008	108,856
Financial (income) expense, net	12,378	7,323	13,415	(2,745)
Income taxes	2,329	5,657	3,615	11,383
Net loss from equity method investments	-	288	-	575
Net loss	$(30,753)	$(124,744)	$(88,119)	$(223,267)

1   Including stock-based compensation expenses.

2   Represents indirect costs of goods, consultants and sub-contractors, marketing, bad debt, impairments and dispositions.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 30

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table presents revenues disaggregated by geographical location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$154,858	$185,126	$312,952	$317,230
Europe	154,459	65,258	267,970	117,760
International markets	36,928	39,045	75,824	73,919
Total revenues	$346,245	$289,429	$656,746	$508,909

The following table presents revenues disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Power optimizers	$116,514	$121,251	$245,382	$214,249
Batteries	125,986	67,639	215,970	107,531
Inverters	71,468	80,645	134,738	151,689
Battery accessories	13,330	8,644	21,094	14,517
Energy storage systems	-	8,132	-	15,230
Other	18,947	3,118	39,562	5,693
Total revenues	$346,245	$289,429	$656,746	$508,909

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | F - 31

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

 Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	Future demand for renewable energy, including solar energy solutions;
•	our ability to be profitable in the future;
•	the rapidly evolving and competitive nature of the solar industry;
•	changes in tax laws, tax treaties, regulations, guidance or the interpretation of them, including the Inflation Reduction Act and the H.R.1;
•	fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated;
•	macroeconomic conditions in our domestic and international markets, such as inflation concerns, interest rates and recessionary concerns;
•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures;
•	the retail price of electricity derived from the utility grid or alternative energy sources;
•	interest rates and supply of capital in the global financial markets in general and in the PV market specifically;
•	competition, including introduction of power optimizers and inverters, electric vehicle (“EV”) chargers, batteries and photovoltaic (“PV”) system monitoring products by our competitors;
•	our reliance on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected;
•	developments in alternative technologies or improvements in distributed solar energy generation;
•	historic cyclicality of the solar industry and periodic downturns;
•	product quality or performance problems in our products;
•	changes in our geographic footprint or product and service offerings;
•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;
•	delays, disruptions, and quality control problems in manufacturing;
•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;
•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;
•	changing political, geopolitical conditions, and the conditions of the global energy market;

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 3

•	performance of distributors and large installers in selling our products;
•	consolidation in the solar industry among our customers and distributors;
•	our ability to implement our new Enterprise Resource Planning ("ERP") system;
•	discontinuation of our e-Mobility business, energy storage business, and PV Tracker business;
•	our ability to successfully operate our global operations with a reduced work force;
•	our ability to recognize expected benefits from restructuring plans;
•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;
•	attempts by third parties, our employees, or our vendors to gain unauthorized access to our network or seek to compromise our products and services;
•	emerging issues related to the development and use of artificial intelligence;
•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel;
•	disruption to our business operations due to the evolving conflict in Israel and other conditions in Israel that affect our operations;
•	tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future;
•	difficulty to enforce a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel;
•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;
•	entry into business engagements with South Korean military bodies;
•	fluctuations in global currency exchange rates;
•	the impact of evolving legal and regulatory requirements including emerging corporate social responsibility requirements;
•	existing and future responses to and effects of pandemics, epidemics or other health crises;
•	reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;
•	changes to net metering policies may reduce demand for electricity from PV systems;
•	stringent and changing data privacy and security laws, rules, regulations and other obligations;
•	existing electric utility industry regulations and changes to regulations may present technical, regulatory, and economic barriers to the purchase and use of PV systems;
•	business practices and regulatory compliance of our raw material suppliers;
•	our ability to maintain our brand and to protect and defend our intellectual property;
•	claims for remuneration or royalties for assigned service invention rights by our employees;
•	impairment of our goodwill or other long-lived and intangible assets;
•	volatility of our stock price;
•	provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management;
•	our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum;
•	our customers’ financial stability, creditworthiness, and debt leverage ratio;
•	our liquidity and ability to service our debt; and

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 4

Overview

We are a global smart energy technology company. We develop, manufacture and sell products that address a broad range of energy market segments through our diversified product offering, including residential, commercial and large scale PV, energy storage and backup solutions, EV charging capabilities, home energy management, grid services and virtual power plants. By leveraging engineering capabilities and focusing on innovation, safety and reliability, we create smart energy solutions that power our lives and drive future progress. We launched or ramped up sales of several new products in the second quarter of 2026. Most notably, after we successfully launched SolarEdge Nexis, our next-generation residential product portfolio, we continued the rollout of the platform in key markets. We also expanded our commercial energy storage business with the CSS-OD 107, a 107 kWh battery, featuring a 29.9 kW or 49.9 kW battery inverter output, scalable up to 2.1MW hour size sites and the CSS-OD 197, a 197 kWh battery, featuring a 50 kW or 100 kW battery inverter output, scalable up to 4MW hour size sites. Both solutions are suitable for outdoor or indoor installations.

In Q2 2026, we continued the transition of our inverter products to a Single SKU concept. This is a software-defined platform that significantly reduces the complexity of our business for residential and commercial applications globally. It allows us to manufacture and ship one SKU of an inverter to the residential market, and minimal SKUs for the commercial market, which can then be programmed to the desired kilowatt rating in the field. This framework simplifies forecasting, manufacturing, inventory management, logistics, service and support, for both us and our customers. It also adds flexibility for home and business owners who can boost the inverter rating if a larger system is needed in the future.

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

In the second quarter of 2026, we continued to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. Accordingly, we operate as one operating segment that constitutes consolidated results.

Our revenues for the three months ended June 30, 2026 and 2025 were $346.2 million and $289.4 million, respectively. Gross profit as a percentage of revenue for the three months ended June 30, 2026, and 2025 was 27.5% and 11.1%, respectively. Net loss for the three months ended June 30, 2026, and 2025 was $30.8 million and $124.7 million, respectively.

Our revenues for the six months ended June 30, 2026 and 2025 were $656.7 million and $508.9 million, respectively. Gross profit as a percentage of revenue for the six months ended June 30, 2026, and 2025 was 24.9% and 9.8%, respectively. Net loss for the six months ended June 30, 2026, and 2025 was $88.1 million and $223.3 million, respectively.

Global Circumstances Influencing our Business and Operations

Demand for Products

A prolonged softness in demand in the global market for PV products has continued to adversely impact the solar industry. Additionally, uncertainty related to changes in tariffs, trade restrictions and policies, legislation, and guidance including from H.R.1, may contribute to growing market volatility and adversely impact customer demand for our products, pricing and our financial performance. Despite a prolonged softness in demand, in the first half of 2026, we have seen an increase in sales, mainly of our C&I products. Additionally, in the second quarter of 2026, we have seen an increase in demand for our batteries. We expect the softness in demand for PV products to continue in the third quarter and there can be no assurance that our sales will continue to increase or will not decrease.

Impact of the H.R.1 on U.S. Tax Incentives

In August 2022, the U.S. government enacted the IRA, which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore had positive impacts on our business and operations along with the overall U.S. solar market. Some of the applicable provisions in the IRA that positively impact the market for renewable energy include Section 48E, the tech-neutral investment tax credit ("ITC"), and 45Y, the production tax credit ("PTC"). The IRA includes incentives for residential and commercial solar customers and developers through the inclusion of ITCs for qualifying energy projects of up to 30% with a potential to gain further bonus credits such as through the utilization of Domestic Content. Section 45X of the IRA offers advanced manufacturing production credits (“AMPTCs”) that incentivize the production of eligible components within the United States. In light of such incentives, we established manufacturing capabilities in the United States starting in 2023 and further expanded such capabilities in 2024, 2025 and 2026. On October 24, 2024, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Department of the Treasury (the “Treasury”) issued a Notice of Proposed Rule followed by a Final Rule that became effective on December 27, 2024, concerning the application of Section 45X which contain details concerning eligibility, qualifying and accounting for AMPTCs for components produced and sold after December 31, 2022. Of particular relevance to the Company are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and 2025, and continuing into 2026, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 5

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

H.R.1 accelerates the phase-out timeline for certain credits, eliminates the 25D individual homeowner credit, and imposes new eligibility criteria. Among other changes, H.R.1 shortens the term of the ITC and PTC under Sections 48E and 45Y of the Code, used by customers of SolarEdge who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. H.R.1 also included a 12-month period in which such customers who began construction were given four years to complete their projects through the end of 2030. Projects begun after twelve months from enactment (July 4, 2026) of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 eliminated the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

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

On August 15, 2025, the Treasury and the IRS released Notice 2025-42, its first set of guidance for H.R.1 related to the beginning of construction requirements applicable to our customers. While it removed the ability for projects over 1.5 MW to utilize the 5% safe harbor method (still allowing projects equal to or less than 1.5 MW to continue using it), it kept in place the physical work test method for all projects.

On February 12, 2026, the U.S. Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R.1 related to the PFE rules enacted in H.R.1. Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE. This guidance provides answers to several compliance questions related to the Company’s 45X Credits material assistance calculations and its customers' 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, impending Notice of Proposed Rule and Final Rule on this same topic expected later this year could create challenges for the Company to meet the PFE requirements or to assist our customers in meeting them. If we are unable to meet the requirements this may adversely affect our revenue, or our customers' eligibility to obtain certain tax credits, the overall demand for our products, our results of operations, cash flows, gross margins and profits.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 6

Trade and Tariff Uncertainties

The current trade environment continues to create uncertainty regarding the impact of tariffs, trade restrictions and retaliatory measures on our business, the solar industry, our suppliers, and our customers.

On February 20, 2026, the Supreme Court of the United States (the “U.S. Supreme Court”) invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the decision and subsequent actions by the U.S. Customs and Border Protection (“CBP”), we became eligible to claim refunds of previously paid IEEPA-related duties. In the three and six months ended June 30, 2026, the Company received and recognized refunds and associated interest of $13.6 million from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, of which $13.3 million was recognized as a reduction to cost of revenues and $0.3 million was recognized as interest income in the three and six months ended June 30, 2026. Our remaining claims are subject to CBP review and processing, and we cannot provide assurance regarding the amount or timing of any additional refunds.

In addition, following the U.S. Supreme Court's ruling, the U.S. Administration imposed a temporary import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”). The surcharge was initially set at 10% ad valorem on substantially all imports, with a statutory ceiling of 15%, subject to carve-outs for certain goods (e.g., electronics and critical minerals) and products qualifying under the United States-Mexico-Canada Agreement. The surcharge took effect on February 24, 2026, for a maximum period of 150 days. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid. This ruling has been appealed, and the U.S. Court of Appeals for the Federal Circuit issued a temporary stay of the ruling pending resolution of the appeal. The evolving legal status and expiration of the Section 122 tariffs create additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid. If the Section 122 proclamation is ultimately held invalid and refund mechanisms are established, we may be eligible to recover some or all of the Section 122 duties we paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings.

Although the IEEPA tariffs were invalidated, our tariff exposure has not been eliminated. During July 2026, the United States imposed additional tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on imports from numerous trading partners, generally ranging from 10% to 12.5% and subject to specified exceptions and exemptions. These tariffs are in addition to existing tariff measures, including certain Section 301 tariffs applicable to imports from China. Other trade-related duties may also affect the products, components and raw materials used in our business.

On July 28, 2026, the Federal Communications Commission (the “FCC”) updated its “Covered List,” maintained under the Secure and Trusted Communications Networks Act, to include power inverters produced in foreign countries, effective immediately and prospectively for new product authorizations. Under this action, new inverter models that do not qualify as “domestic end products” (as defined under the Buy American Act, 48 C.F.R. § 25.101(a)) are generally prohibited from receiving the FCC equipment authorizations required to import, market, or sell such products in the United States. The FCC’s order applies to new inverter models and certain equipment modifications requiring FCC equipment authorization in the future and generally does not impact products that were authorized by the FCC prior to this order. We believe that SolarEdge inverter products continue to be eligible for sale and installation under the new order.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 7

We have relocated our contract manufacturing to the United States, where we now manufacture the substantial majority of our products. We continue to manufacture a minor portion of our products in Israel at our Sella 1 facility. Certain components and subcomponents used in our products continue to be sourced from suppliers outside the United States, including from China. Consequently, our cost structure may be affected by existing or future tariffs and other trade measures, including trade restriction orders. In addition, retaliatory measures imposed by other countries on products exported from the United States could adversely affect our international sales. In response to the evolving trade environment, we continue to evaluate and adjust our supply chain and sourcing strategies, including efforts to diversify suppliers and reduce tariff exposure where economically and operationally feasible. However, there can be no assurance that such efforts will fully mitigate the impact of current or future tariffs, trade restrictions or other trade-related measures, and any resulting increases in costs, supply chain disruptions or reductions in demand could adversely affect our business, financial condition and results of operations.

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

Disruptions Due to the War in Israel

 Due to the war in Gaza that began on October 7, 2023, followed by additional military conflicts with Iran and Hezbollah in Lebanon during 2024, 2025 and the first half of 2026, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended June 30, 2026, approximately 7% of our employees in Israel were called to active reserve duty for varying periods. Despite the ceasefire framework agreed between Israel, Hamas, the United States and other countries in the region and the moderation of the hostilities involving Israel, Iran, Yemen and Lebanon, it is unknown whether any ceasefires or periods of relative calm will endure, or if other conflicts will reemerge or escalate in the future.

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

	Three Months Ended June 30,[1]		Six Months Ended June 30,[1]
	2026	2025	2026	2025
Inverters recognized as revenue (in thousands)	62.6	86.2	113.1	158.1
Power optimizers recognized as revenue (in thousands)	2,485.6	2,640.6	4,924.0	4,753.8
Megawatt hours recognized as revenue - batteries	426.0	209.0	757.0	386.0

1 Metrics may not match those disclosed in the 10-Q for June 30, 2025 due to change in performance measures since that time.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 9

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of loss data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues	$346,245	$289,429	$656,746	$508,909
Cost of revenues	251,093	257,298	493,313	459,242
Gross profit	95,152	32,131	163,433	49,667
Operating expenses:
Research and development, net	52,751	53,386	102,906	115,383
Sales and marketing	27,265	28,725	54,714	60,382
General and administrative	24,539	19,789	60,961	49,972
Other operating expense, net	6,643	45,724	15,941	42,149
Total operating expenses	111,198	147,624	234,522	267,886
Operating loss	(16,046)	(115,493)	(71,089)	(218,219)
Financial income (expense), net	(12,378)	(7,323)	(13,415)	2,745
Other income, net	—	4,017	—	4,165
Loss before income taxes	(28,424)	(118,799)	(84,504)	(211,309)
Income taxes	(2,329)	(5,657)	(3,615)	(11,383)
Net loss from equity method investments	—	(288)	—	(575)
Net loss	$(30,753)	$(124,744)	$(88,119)	$(223,267)

Comparison of three and six months ended June 30, 2026, and the three and six months ended June 30, 2025
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 10

Revenues

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Revenues	$346,245	$289,429	$56,816	19.6%	$656,746	$508,909	$147,837	29.0%

Revenues increased by $56.8 million, or 19.6%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to (i) an increase of $63.0 million related to a higher number of batteries and battery accessories sold; and (ii) an increase of $4.9 million in communication products sold; partially offset by (i) a decrease of $13.9 million in the number of inverters and optimizers sold; and (ii) a decrease of $8.1 million due to the discontinuation of our Energy Storage Business.

Revenues from outside of the U.S. comprised 55.3% of our revenues in the three months ended June 30, 2026 compared to 36.0% in the three months ended June 30, 2025.

The number of power optimizers recognized as revenues decreased by approximately 0.1 million units, or 5.9%, from approximately 2.6 million units in the three months ended June 30, 2025 to approximately 2.5 million units in the three months ended June 30, 2026. The number of inverters recognized as revenues decreased by approximately 23.6 thousand units, or 27.4%, from approximately 86.2 thousand units in the three months ended June 30, 2025 to approximately 62.6 thousand units in the three months ended June 30, 2026. The megawatt hours of batteries recognized as revenues increased by approximately 217.0 megawatt hours, or 103.8%, from approximately 209.0 in the three months ended June 30, 2025 to approximately 426.0 megawatt hours in the three months ended June 30, 2026.

Revenues increased by $147.8 million, or 29.0%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to (i) an increase of $115.0 million related to the higher number of batteries and battery accessories sold; (ii) an increase of $31.1 million related to an increase in the number of optimizers sold; and (iii) an increase of $10.1 million related to an increase in communication products sold ; these were partially offset by (i) a decrease of $17.0 million related to a decrease of inverters sold; and (ii) a decrease of $15.2 million in revenues due to the discontinuation of our Energy Storage Business.

Revenues from outside of the U.S. comprised 52.3% of our revenues in the six months ended June 30, 2026 compared to 37.7% in the six months ended June 30, 2025.

The number of power optimizers recognized as revenues increased by approximately 0.1 million units, or 3.6%, from approximately 4.8 million units, in the six months ended June 30, 2025, to approximately 4.9 million units in the six months ended June 30, 2026. The number of inverters recognized as revenues decreased by approximately 45.0 thousand units, or 28.5%, from approximately 158.1 thousand units in the six months ended June 30, 2025 to approximately 113.1 thousand units in the six months ended June 30, 2026. The megawatt hours of batteries recognized as revenues increased by approximately 371.0 megawatt hours, or 96.1%, from approximately 386.0 megawatt hours in the six months ended June 30, 2025 to approximately 757.0 megawatt hours in the six months ended June 30, 2026.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 11

Cost of Revenues and Gross Profit

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Cost of revenues	$251,093	$257,298	$(6,205)	(2.4)%	$493,313	$459,242	$34,071	7.4%
Gross profit	$95,152	$32,131	$63,021	196.1%	$163,433	$49,667	$113,766	229.1%

Cost of revenues decreased by $6.2 million, or 2.4%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in the direct cost of revenues sold of $34.2 million associated mainly with an increase in AMPTC and IEEPA refunds recognized; excluding such AMPTC incentives would have caused us to transition into a gross loss, for both periods presented.

This was partially offset by:

•	an increase of $25.2 million in indirect costs of revenue primarily related to inventory write-down accruals; and

•	an increase in warranty expenses and warranty accruals of $4.7 million associated primarily with an increase in the volume of products sold.

Gross profit as a percentage of revenue was 27.5% in the three months ended June 30, 2026, compared to 11.1%, in the three months ended June 30, 2025, primarily due to:

•	lower absolute fixed and other production related costs, which were divided this period by higher revenues, resulting in higher gross margin of approximately 10.5%; and

•	an improvement in the direct cost of revenue of approximately 15.9% associated primarily to product mix and IEEPA refunds recognized.

These were partially offset by  an increase in inventory write-down accruals of approximately 9.3%.

Excluding the AMPTC incentives would have caused our gross profit as a percentage of revenue to transition from a gross profit to a gross loss.

Cost of revenues increased by $34.1 million, or 7.4%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to:

 an increase in direct cost of revenues sold of $26.3 million, associated primarily with an increase in the volume of products sold, which was partially offset by the AMPTC and IEEPA refunds recognized; excluding such AMPTC incentives would have caused us to transition into a gross loss, for both periods presented; and

•	an increase of $25.6 million in indirect costs of revenues primarily related to inventory write-down accruals.

These were partially offset by:

•	a decrease in support-related costs of $7.2 million resulting primarily from a decrease in consulting and personnel related costs; and

•	a decrease in warranty expenses and warranty accruals of $5.2 million associated primarily with a lower cost of materials and changes in estimates and policies.

Gross profit as a percentage of revenue was 24.9% in the six months ended June 30, 2026 compared to 9.8% in the six months ended June 30, 2025 primarily due to:

•	lower absolute fixed and other production-related costs, which were divided this period by significantly higher revenue, resulting in higher gross margin of approximately 13.1%; and

•	an improvement in the direct cost of revenue of approximately 7.9% associated primarily with product mix and IEEPA refunds recognized.

These were partially offset by an increase in inventory write-down accruals of approximately 5.9%.

Excluding the AMPTC incentives would have caused our gross profit as a percentage of revenue to transition from a gross profit to a gross loss.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 12

Operating Expenses:

Research and Development, net

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Research and development, net	$52,751	$53,386	$(635)	(1.2)%	$102,906	$115,383	$(12,477)	(10.8)%

Research and development, net costs decreased by $0.6 million, or 1.2%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to:

•	a decrease related to $2.4 million of income recognized from a grant for research and development activities in the three months ended June 30, 2026;

•	a decrease in expenses related to consulting and sub-contracting of $1.0 million; and

•	a decrease in depreciation and amortization expenses of $0.8 million.

These were partially offset by:

•	an increase in personnel-related costs of $2.2 million, mainly driven by the weakening of the U.S. dollar against the NIS; and

•	an increase of $1.8 million in other directly related overhead costs.

Research and development, net costs decreased by $12.5 million or 10.8%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to:

•
a decrease in personnel-related costs of $10.1 million resulting primarily from a decrease in salary expenses associated with employee stock-based compensation in the six months ended June 30, 2025, which was partially offset by the weakening of the U.S. dollar compared to the NIS;

•	a decrease related to $2.4 million of income recognized from a grant for research and development activities in the six months ended June 30, 2026; and

•	a decrease in depreciation and amortization of $1.8 million.

These were partially offset by an increase in other directly related overhead costs of $3.0 million.

Sales and Marketing

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Sales and marketing	$27,265	$28,725	$(1,460)	(5.1)%	$54,714	$60,382	$(5,668)	(9.4)%

Sales and marketing expenses decreased by $1.5 million, or 5.1%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease of $1.5 million in marketing expenses.

Sales and marketing expenses decreased by $5.7 million, or 9.4%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to:

•	a decrease of $1.9 million in marketing expenses;

•	a decrease in personnel-related costs of $1.7 million resulting primarily from a reduction in workforce, which was partially offset by the weakening of the U.S. dollar compared to the NIS; and

•	a decrease in depreciation and amortization of $0.7 million.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 13

General and Administrative

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
General and administrative	$24,539	$19,789	$4,750	24.0%	$60,961	$49,972	$10,989	22.0%

General and administrative expenses increased by $4.8 million, or 24.0%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to:

•
a decrease in net reversal of doubtful debt expenses of $9.2 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 mainly related to collection of doubtful debts; and

•
an increase in personnel-related costs of $4.1 million resulting mainly from an increase in salary expenses associated with employee stock-based compensation, as well as the weakening of the U.S. dollar against the NIS.

These were partially offset by lower expenses related to potential legal claims, which decreased by $8.3 million compared to the prior-year period.

General and administrative expenses increased by $11.0 million, or 22.0%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the recognition of doubtful debt expense of $11.1 million during the six months ended June 30, 2026, compared to a net reversal of $18.1 million, during the six months ended June 30, 2025, mainly resulting from collections of accounts previously considered doubtful.

This was partially offset by:

•	a decrease of $8.5 million in expenses related to potential legal claims compared to the prior-year period; and

•	a decrease of $8.1 million due to a penalty recognized in the prior-year period related to the postponement of the commencement of our campus lease agreement.

Other operating expense, net

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Other operating expense, net	$6,643	$45,724	$(39,081)	(85.5)%	$15,941	$42,149	$(26,208)	(62.2)%

Other operating expenses, net, decreased by $39.1 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to:

•	a decrease of $36.7 million as the prior-year period included an impairment related to an asset classified as held-for-sale; and

•	a decrease of $17.9 million as the prior-year period included a sale of the PV tracker business line.

These were partially offset by an increase related to $6.7 million losses from sale and disposal of property, plant and equipment for the three months ended June 30, 2026, compared to $10.0 million related to gains recognized from sale of property, plant, and equipment in the three months ended June 30, 2025.

Other operating expenses, net, decreased by $26.2 million, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to:

•	a decrease of $36.7 million as the prior-year period included an impairment related to an asset classified as held-for-sale; and

•
a decrease resulting from $17.9 million loss from sale of the PV tracker business line included in the prior-year period, compared to a $7.6 million loss from sale of the LCV e-Mobility activity in the six months ended June 30, 2026.

These were partially offset by:

•
an increase related to $7.6 million losses from sale and disposal of property, plant and equipment for the six months ended June 30, 2026, compared to $10.0 million related to gains recognized from sale of property, plant, and equipment in the six months ended June 30, 2025; and

•	an increase of $3.1 million due to income recognized in the prior-year period as a result of lower than expected discontinuation charges.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 14

Financial income (expense), net

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Financial income (expense), net	$(12,378)	$(7,323)	$(5,055)	69.0%	$(13,415)	$2,745	$(16,160)	(588.7)%

Financial expense, net increased by $5.1 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to:

•	an increase of $2.6 million in foreign currency losses, primarily attributable to fluctuations in the Euro and NIS relative to the U.S. dollar;

•	a decrease of $1.3 million in interest income related to our marketable securities investments; and

•	a decrease of $1.1 million in financial income related to amortization of premiums and accretion of discount on available-for-sale marketable securities in the three months ended June 30, 2025.

Financial expense, net was $13.4 million in the six months ended June 30, 2026, compared to financial income, net in the amount of $2.7 million in the six months ended June 30, 2025, primarily due to:

•
an expense of $3.1 million in the six months ended June 30, 2026 compared to an income of $4.4 million in the six months ended June 30, 2025, as a result of fluctuations in foreign exchange rates, primarily between the Euro and the NIS against the U.S. dollar;

•	a decrease of $5.7 million in interest income, mainly related to our marketable securities investments; and

•	an increase of $2.4 million primarily due to interest expense.

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 15

Other income, net

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Other income, net	$—	$4,017	$(4,017)	(100.0)%	$—	$4,165	$(4,165)	(100.0)%

Other income, net decreased by $4.0 million in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily as the prior-year periods included a sale of investment in a privately held company.

Income taxes

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Income taxes	$(2,329)	$(5,657)	$3,328	(58.8)%	$(3,615)	$(11,383)	$7,768	(68.2)%

Income taxes decreased by $3.3 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease is primarily due to higher taxes recorded in the three months ended June 30, 2025, in connection with the settlement with the Israeli Tax Authority for tax years 2016 through 2018 and a provision for uncertain tax positions.

Income taxes decreased by $7.8 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease is primarily due to the reduced California state income tax expense as a result of Senate Bill 302, as discussed in Note 17 of the condensed consolidated financial statements, a reduction in the withholding taxes paid on certain intra-group interest payments and a tax expense recorded in the six months ended June 30, 2025, in connection with the settlement with the Israeli Tax Authority for tax years 2016 through 2018.

Net loss from equity method investments

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Net loss from equity method investments	$—	$(288)	$288	(100.0)%	$—	$(575)	$575	(100.0)%

Net loss from equity method investments decreased in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, as the prior-year periods included an impairment of our equity investment.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 16

Net loss

	Three months ended June 30, 2026 to 2025				Six months ended June 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Net loss	$(30,753)	$(124,744)	$93,991	(75.3)%	$(88,119)	$(223,267)	$135,148	(60.5)%

As a result of the factors discussed above, net loss decreased by $94.0 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

As a result of the factors discussed above, net loss decreased by $135.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net cash provided by (used in) operating activities	$11,416	$(7,799)	$35,844	$26,024
Net cash provided by (used in) investing activities	1,909	68,590	(18,531)	136,187
Net cash provided by (used in) financing activities	8,793	(373)	10,781	(6,610)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,433	6,265	5,287	6,966
Change in cash classified within current held-for-sale assets	—	—	8,690	—
Increase in cash, cash equivalents and restricted cash	$28,551	$66,683	$42,071	$162,567

As of June 30, 2026, our cash and cash equivalents were $527.3 million. This amount does not include $19.7 million invested in available-for-sale marketable securities and $54.7 million in restricted cash. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of June 30, 2026, we have open commitments for capital expenditures in an amount of approximately $12.8 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $340.0 million, related to raw materials and commitments for the future manufacturing of our products.

As of June 30, 2026, we had a non-cancelable lease commitment for the initial term of a lease of approximately $272.8 million for new offices in Israel, which has not yet commenced. The lease is expected to commence by the end of 2026. The initial term of the lease agreement is 15 years commencing on the transfer of possession, with an option to extend the lease for additional periods of up to 10 years, subject to the conditions of the lease agreement. In November 2025, we amended our lease agreement with the developer for our new campus to reduce the leased area. In connection with the amendment, we agreed to make a lease modification payment of $28.8 million, which is accounted for as prepaid lease consideration under Accounting Standards Codification 842, "Leases". The full amount had been paid as of June 30, 2026.

Beginning in the fourth quarter of 2024, we started to sell AMPTCs to third parties pursuant to tax credit agreements. We plan to pursue additional tax credit sales in the future. Our inability to complete sales or delays in doing so may affect the timing of our cash inflows. Failing to sell AMPTCs could result in significant delays in the realization of the credits’ value, and would have a material negative effect on our liquidity.

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
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 17

Operating Activities

Operating cash flows consist primarily of net loss, adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $35.8 million in the six months ended June 30, 2026 compared to $26.0 million in the six months ended June 30, 2025, attributed to an increase in working capital needs partially offset by lower net loss adjusted for certain non-cash items.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available-for-sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, proceeds from sale of business and equity investments, and disbursements and receipts from collections of loans made by us. Cash used in investing activities was $18.5 million in the six months ended June 30, 2026 as compared to cash provided by investing activities of $136.2 million in the six months ended June 30, 2025, primarily driven by a decrease of $274.3 million in proceeds provided by maturities of available-for-sale marketable securities, a decrease of $27.4 million in proceeds from loans receivables, an increase of $26.2 million in payments made before lease commencement and a decrease of $9.7 million in proceeds from sale of property, plant and equipment; these were partially offset by a decrease of $172.8 million in purchases of available-for-sale marketable securities, a decrease of $6.6 million in payment related to governmental grant and an increase of $3.2 million in the withdrawal from restricted bank deposits.

Financing Activities

Financing cash flows consist primarily of issuance, repayment and partial repurchase of convertible senior notes, and our employee equity incentive plans. Cash provided by financing activities was $10.8 million in the six months ended June 30, 2026 as compared to cash used in financing activities of $6.6 million in the six months ended June 30, 2025, primarily due to an increase of $7.3 million related to tax withholding in connection with stock-based awards, net, a decrease of $5.1 million in cash used for the repurchase of our Notes 2025 and an increase of $3.8 million related to issuance of common stock upon exercise of stock-based awards.

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

In March 2025 we repurchased $5.2 million principal amount of our Notes 2025. We recorded a net gain of $146 thousand under other income from this repurchase. We settled all of our outstanding Notes 2025 on September 15, 2025. As part of the settlement, we paid $342.3 million in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amounts of the Notes 2025.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the six months ended June 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, except as mentioned in Note 1, “General” (if any).
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 18

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

Foreign Currency Exchange Risk

Approximately 48.1% and 34.1% of our revenues for the six months ended June 30, 2026 and 2025, respectively, were earned in non-U.S. dollar denominated currencies other than the U.S. dollar, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net loss by $14.8 million for the six months ended June 30, 2026. A hypothetical 10% change in foreign currency exchange rates between NIS and the U.S. dollar would increase or decrease our net loss by $26.3 million for the six months ended June 30, 2026.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of June 30, 2026, two major customers accounted for approximately 26.3% of our consolidated trade receivables, net balance. As of June 30, 2025, two major customers accounted for approximately 22.5% of our consolidated trade receivables, net balance. For the three months ended June 30, 2026, two major customers accounted for approximately 28.8% of our total revenues. For the three months ended June 30, 2025, one major customer accounted for approximately 16.4% of our total revenues. For the six months ended June 30, 2026, one major customer accounted for approximately 16.8% of our total revenues. For the six months ended June 30, 2025, two major customers accounted for approximately 24.0% of our total revenues.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 19

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

ITEM 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of June 30, 2026, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new ERP system during the fiscal quarter ended June 30, 2025. We are performing our post-implementation activities. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Except for the implementation of the new ERP system as described in this paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth below and the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2025 (the “2025 Form 10-K/A”) and Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Q1 2026 Form 10-Q”). Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K/A and Q1 2026 Form 10-Q.

Changes in the global trade environment, including the United States trade environment, such as the increase or imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

We depend on the ongoing availability of certain raw materials and components to assemble our products. Since 2025, the United States has imposed significant new tariffs on a broad range of imported products and components and may adopt additional tariffs, trade restrictions or other measures in the future. Although certain tariffs previously imposed under the International Emergency Economic Powers Act were invalidated by the Supreme Court of the United States (the “U.S. Supreme Court”) in February 2026 and subsequently rescinded, other trade measures remain in effect or have been implemented as replacements.

In addition, following the U.S. Supreme Court's ruling, the U.S. Administration imposed a temporary import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”). The surcharge was initially set at 10% ad valorem on substantially all imports, with a statutory ceiling of 15%, subject to carve-outs for certain goods (e.g., electronics and critical minerals) and products qualifying under the United States-Mexico-Canada Agreement. The surcharge took effect on February 24, 2026, for a maximum period of 150 days. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid. This ruling has been appealed, and the U.S. Court of Appeals for the Federal Circuit issued a temporary stay of the ruling pending resolution of the appeal. The evolving legal status and expiration of the Section 122 tariffs create additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid during the quarter. If the Section 122 proclamation is ultimately held invalid and refund mechanisms are established, we may be eligible to recover some or all the Section 122 that we have paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings.

Most recently, with the expiration of Section 122 tariffs, in July 2026, the U.S. Administration imposed additional tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on imports from numerous trading partners, with rates generally ranging from 10% to 12.5%, subject to specified exemptions and exceptions. These tariffs are in addition to existing duties and may apply alongside other trade measures, including Section 301 tariffs applicable to imports from China, tariffs under Section 232 of the Trade Expansion Act of 1962, antidumping and countervailing duties, and any future tariffs or trade restrictions that may be adopted. As with the Section 122 surcharge discussed above, these Section 301 tariffs may also be subject to legal challenge, and we cannot predict the outcome of any such challenge or its effect on our tariff exposure.

In addition, on July 28, 2026, the Federal Communications Commission (the “FCC”) updated its “Covered List,” maintained under the Secure and Trusted Communications Networks Act, to include power inverters produced in foreign countries, effective immediately and prospectively for new product authorizations. Under this action, new inverter models that do not qualify as “domestic end products” (as defined under the Buy American Act, 48 C.F.R. § 25.101(a)) are generally prohibited from receiving the FCC equipment authorizations required to import, market, or sell such products in the United States. The FCC’s order applies to new inverter models and certain equipment modifications requiring FCC equipment authorization in the future and generally does not impact products that were authorized by the FCC prior to this order. We believe that SolarEdge inverter products continue to be eligible for sale and installation under the new order. We continuously evaluate the impact of this and other trade restrictions on our business. Inability to comply with such trade restrictions would have a material adverse effect on our business, financial condition, results of operations and cash flows.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 21

We have relocated our contract manufacturing to the United States, where we now manufacture the substantial majority of our products. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility. However, certain components and subcomponents necessary for our products continue to be sourced from suppliers outside the United States, and imports of such items may be subject to existing or future tariffs or other trade restrictions. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, retaliatory measures may be imposed by foreign governments on products exported from the United States to markets in which we sell our products.

The scope, duration and impact of current and future tariffs and trade measures remain uncertain and may increase our cost of revenue, disrupt supply chains, create cost volatility, reduce demand for our products, adversely affect our customers, suppliers, contract manufacturers and other business partners, or impair our ability to compete effectively. Continuing uncertainty regarding trade policy may also cause customers to accelerate, delay or cancel purchases, resulting in sales volatility and fluctuations in operating results.

In particular, if tariffs increase the cost of components imported into the United States, increase the cost of manufacturing our products, or increase the cost of solar power systems generally, solar power systems may become less economically attractive, which could reduce demand for our products and adversely affect our gross margins. It is difficult to predict what additional trade-related actions may be taken by the United States or other governments, including further tariff increases, new trade restrictions, or retaliatory measures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In the second quarter of 2025, Israel and the Islamic Republic of Iran engaged in a 12‑day war, which subsequently stabilized due to a brokered ceasefire. More recently, during the first half of 2026, Israel was again engaged in direct military conflicts with Iran and in significant hostilities with Hezbollah in Lebanon. Although hostilities have since moderated, it is unknown whether any ceasefires or periods of relative calm will endure, or whether conflicts involving Gaza, Lebanon, Iran, Yemen, or other parts of the region may reemerge or escalate in the future.

Because our headquarters and a substantial portion of our workforce are based in Israel, these conflicts have impacted, and may continue to impact, the availability of our workforce. Some of our employees, executive officers, and directors residing in Israel are obligated to perform reserve duty in the Israeli military and are subject to being called to active duty under emergency circumstances. In the year ended December 31, 2025, approximately 279 employees, or 13% of our workforce in Israel, and in the second quarter of 2026, approximately 179 employees, or 7%, were called to active reserve duty for varying periods, which adversely affected workforce availability. Additional employees may be called to reserve duty in the future.

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

While our offices and facilities worldwide, including in Israel, remain open and, to date, we have not experienced material disruptions to our ability to manufacture and deliver products and services to customers, any reemergence or escalation of conflicts in Israel or the surrounding region could materially adversely affect our business, financial condition, and results of operations.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.  Defaults upon Senior Securities.

None

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.
SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 23

ITEM 6.  Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
10.1	Employment Agreement, dated May 10, 2026 by and between SolarEdge Technologies, Ltd. and Maoz Sigron	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL	Included in Exhibit 101

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026

/s/ Shuki Nir Shuki Nir Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026

/s/ Maoz Sigron Maoz Sigron Chief Financial Officer (Principal Financial Officer)

SOLAREDGE TECHNOLOGIES INC. | 2026 Form 10-Q | 25