Form 10-Q
period 2026-09-30
SOLAREDGE TECHNOLOGIES, INC.
filed 2026-11-05
CIK 1419612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐     No ☒

As of November 2, 2026, there were 61,914,401 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$555,083	$455,075
Restricted cash	42,731	84,771
Marketable securities	-	38,097
Trade receivables, net of allowances of $29,034 and $17,224, respectively	209,616	267,441
Inventories, net	621,088	552,632
Prepaid expenses and other current assets	408,132	341,831
Total current assets	1,836,650	1,739,847
LONG-TERM ASSETS:
Property, plant and equipment, net	250,764	269,351
Operating lease right-of-use assets, net	47,567	48,178
Intangible assets, net	5,309	7,129
Goodwill	49,859	50,123
Other long-term assets	77,908	67,566
Total long-term assets	431,407	442,347
Total assets	$2,268,057	$2,182,194

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 1

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

(in thousands, except per share data)

	September 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$490,106	$271,983
Employees and payroll accruals	71,845	73,992
Warranty obligations	59,634	89,330
Deferred revenues and customer advances	46,520	70,371
Accrued expenses and other current liabilities	199,733	297,819
Total current liabilities	867,838	803,495
LONG-TERM LIABILITIES:
Convertible senior notes, net	332,724	331,561
Warranty obligations	243,600	268,559
Deferred revenues and customer advances	332,032	293,328
Finance lease liabilities	18,273	18,558
Operating lease liabilities	40,865	36,648
Other long-term liabilities	9,499	2,581
Total long-term liabilities	976,993	951,235
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 125,000,000; Issued and outstanding: 61,908,887 and 60,360,154 shares as of September 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	1,949,067	1,872,760
Accumulated other comprehensive income (loss)	4,296	(11,663)
Accumulated deficit	(1,530,143)	(1,433,639)
Total stockholders’ equity	423,226	427,464
Total liabilities and stockholders’ equity	$2,268,057	$2,182,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 2

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$326,076	$340,177	$982,822	$849,086
Cost of revenues	217,841	268,034	711,154	727,276
Gross profit	108,235	72,143	271,668	121,810
Operating expenses:
Research and development, net	52,492	54,146	155,398	169,529
Sales and marketing	26,448	26,911	81,162	87,293
General and administrative	28,718	26,574	89,679	76,546
Other operating expense (income), net	2,484	(338)	18,425	41,811
Total operating expenses	110,142	107,293	344,664	375,179
Operating loss	(1,907)	(35,150)	(72,996)	(253,369)
Financial income (expense), net	(1,952)	3,040	(15,367)	5,785
Other expense, net	-	(15,011)	-	(10,846)
Loss before income taxes	(3,859)	(47,121)	(88,363)	(258,430)
Income taxes	(4,526)	(2,563)	(8,141)	(13,946)
Net loss from equity method investments	-	(376)	-	(951)
Net loss	$(8,385)	$(50,060)	$(96,504)	$(273,327)
Net basic and diluted loss per share of common stock	$(0.14)	$(0.84)	$(1.58)	$(4.66)
Weighted average number of shares used in computing net basic and diluted loss per share of common stock	61,652,745	59,278,269	61,075,541	58,659,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 3

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,385)	$(50,060)	$(96,504)	$(273,327)
Other comprehensive income (loss), net of tax:
Available-for-sale marketable securities	204	52	(194)	644
Cash flow hedges	(4,500)	(2,597)	(1,333)	1,512
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	-	(134)	11,840	694
Foreign currency translation adjustments	(221)	(3,497)	5,646	9,583
Total other comprehensive income (loss), net of tax	(4,517)	(6,176)	15,959	12,433
Comprehensive loss	$(12,902)	$(56,236)	$(80,545)	$(260,894)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 4

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Number	Amount
Balance as of January 1, 2026	60,360,154	$6	$1,872,760	$(11,663)	$(1,433,639)	$427,464
Issuance of common stock upon exercise of stock-based awards	457,776	*-	3,850	-	-	3,850
Stock-based compensation	-	-	20,172	-	-	20,172
Other comprehensive income, net	-	-	-	16,600	-	16,600
Net loss	-	-	-	-	(57,366)	(57,366)
Balance as of March 31, 2026	60,817,930	$6	$1,896,782	$4,937	$(1,491,005)	$410,720
Issuance of common stock upon exercise of stock-based awards	400,503	*-	*-	-	-	*-
Issuance of common stock under employee stock purchase plan	294,186	*-	8,232	-	-	8,232
Stock-based compensation	-	-	20,010	-	-	20,010
Other comprehensive income, net	-	-	-	3,876	-	3,876
Net loss	-	-	-	-	(30,753)	(30,753)
Balance as of June 30, 2026	61,512,619	$6	$1,925,024	$8,813	$(1,521,758)	$412,085
Issuance of common stock upon exercise of stock-based awards	396,268	*-	-	-	-	*-
Stock-based compensation	-	-	24,043	-	-	24,043
Other comprehensive loss, net	-	-	-	(4,517)	-	(4,517)
Net loss	-	-	-	-	(8,385)	(8,385)
Balance as of September 30, 2026	61,908,887	$6	$1,949,067	$4,296	$(1,530,143)	$423,226

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 5

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except per share data)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total
	Number	Amount
Balance as of January 1, 2025	58,027,126	$6	$1,813,198	$(50,194)	$(76,477)	$(1,028,191)	$658,342
Issuance of common stock upon exercise of stock-based awards	263,327	*-	10	-	-	-	10
Stock-based compensation	-	-	32,511	-	-	-	32,511
Other comprehensive income, net	-	-	-	-	1,873	-	1,873
Net loss	-	-	-	-	-	(98,523)	(98,523)
Balance as of March 31, 2025	58,290,453	$6	$1,845,719	$(50,194)	$(74,604)	$(1,126,714)	$594,213
Issuance of common stock upon exercise of stock-based awards	330,739	*-	*-	-	-	-	*-
Issuance of common stock under employee stock purchase plan (512,858 shares transferred from treasury stock)	512,858	*-	(27,243)	34,170	-	-	6,927
Stock-based compensation	-	-	20,087	-	-	-	20,087
Other comprehensive income, net	-	-	-	-	16,736	-	16,736
Net loss	-	-	-	-	-	(124,744)	(124,744)
Balance as of June 30, 2025	59,134,050	$6	$1,838,563	$(16,024)	$(57,868)	$(1,251,458)	$513,219
Issuance of common stock upon exercise of stock-based awards	425,496	*-	210	-	-	-	210
Stock-based compensation	-	-	22,567	-	-	-	22,567
Other comprehensive loss, net	-	-	-	-	(6,176)	-	(6,176)
Net loss	-	-	-	-	-	(50,060)	(50,060)
Balance as of September 30, 2025	59,559,546	$6	$1,861,340	$(16,024)	$(64,044)	$(1,301,518)	$479,760

* Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 6

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(96,504)	$(273,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,049	23,430
Impairment of asset held-for-sale	-	36,277
Impairment of privately-held companies	-	15,057
Stock-based compensation expenses	63,220	72,572
Loss from business disposition	10,874	17,875
Loss (gain) from exchange rate fluctuations	(3,376)	2,874
Loss (gain) from sale of property, plant and equipment	9,550	(10,075)
Other items	(924)	281
Changes in assets and liabilities:
Trade receivables, net	56,214	(124,459)
Inventories, net	(50,658)	130,408
Prepaid expenses and other assets	(85,572)	58,655
Operating lease right-of-use assets, net	9,932	8,185
Trade payables	218,207	175,906
Employees and payroll accruals	9,049	1,847
Warranty obligations	(54,627)	(37,316)
Deferred revenues and customer advances	15,118	(46,597)
Operating lease liabilities	(11,172)	(10,051)
Accrued expenses and other liabilities	(50,149)	10,090
Net cash provided by operating activities	56,231	51,632
Cash flows from investing activities:
Investment in available-for-sale marketable securities	-	(454,635)
Proceeds from maturities of available-for-sale marketable securities	38,068	682,866
Proceeds from sales of available-for-sale marketable securities	-	76,288
Purchase of property, plant and equipment	(24,550)	(14,174)
Business dispositions, net of cash sold	(2,631)	(7,322)
Proceeds from sale of property, plant and equipment	661	38,026
Repayment related to governmental grant	-	(6,643)
Proceeds from sale of investment in privately-held company	-	4,000
Withdrawal from restricted bank deposits	2,700	2,823
Payments made before lease commencement	(26,162)	-
Proceeds from loan receivables	91	50,743
Other investing activities	473	(191)
Net cash provided by (used in) investing activities	$(11,350)	$371,781

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 7

SOLAREDGE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Payment for settlement of convertible notes	$-	$(342,250)
Repurchase of convertible debt	-	(5,093)
Issuance of common stock upon exercise of stock-based awards	3,850	220
Tax withholding in connection with stock-based awards, net	(2,803)	323
Other financing activities	(1,124)	(2,737)
Net cash used in financing activities	(77)	(349,537)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,474	3,181

Increase in cash, cash equivalents and restricted cash including cash classified within current held-for-sale assets	49,278	77,057
Change in cash classified within current held-for-sale assets	8,690	-
Increase in cash, cash equivalents and restricted cash	57,968	77,057

Cash, cash equivalents and restricted cash, beginning of period	539,846	409,939
Cash, cash equivalents and restricted cash, end of period	$597,814	$486,996

Supplemental disclosure of non-cash activities:
Right-of-use asset recognized with a corresponding lease liability	$9,397	$9,673
Purchase of property, plant and equipment	$4,697	$4,891

The accompanying notes are an integral part of the condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$555,083	$439,515
Restricted cash	42,731	47,481
Cash, cash equivalents and restricted cash, end of period	$597,814	$486,996

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 8

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2025, contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2026, have been applied consistently in these unaudited condensed consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

c.	Trade receivables:

Trade receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through the sale of products. The allowance against gross trade receivables reflects the current expected credit loss inherent in the receivables portfolio determined based on the Company’s methodology. The Company’s methodology is based on historical collection experience, customer creditworthiness and current economic conditions. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Trade receivables are written off after all reasonable means to collect the full amount have been exhausted.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected:

	Nine Months Ended September 30,
	2026	2025
Balance, at the beginning of the period	$17,224	$43,038
Provision for credit loss	19,515	8,671
Recoveries collected	(6,915)	(23,445)
Amounts written off charged against the allowance	(771)	(9,363)
Foreign currency translation	(19)	1,939
Balance, at the end of the period	$29,034	$20,840

d.	Use of estimates:

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, government grants, income taxes and related disclosures in the accompanying notes. Actual results could differ from those estimates.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 9

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

In preparing the Company’s condensed consolidated financial statements, management considered the economic implications of inflation, geopolitical developments, disruptions due to the war in Israel, currency fluctuation, and the Company’s ability to benefit from certain tax credits in evaluating assumptions used in key accounting estimates. These factors were considered in assessing assets recoverability, inventory valuation and warranty obligations.

e.	Concentrations of supply risks:

The Company depends on certain contract manufacturers and several limited or single source component suppliers. Reliance on these vendors makes the Company vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields, and costs.

As of September 30, 2026, one contract manufacturer accounted for 62.5% of the Company’s total trade payables.

As of December 31, 2025, two contract manufacturers jointly accounted for 50.7% of the Company’s total trade payables.

The Company’s wholly owned manufacturing facility, Sella 1, is located in the North of Israel.

f.	Government assistance:

On March 31, 2026, the Israeli Knesset enacted Chapter J, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development (“R&D”) expenditures incurred in Israel, which applies to qualifying R&D expenditures incurred beginning the tax year starting January 1, 2026, and allows eligible companies, subject to certain conditions, to (i) offset Israeli income taxes or Israeli qualified domestic minimum top-up taxes (“QDMTT”), or (ii) receive a government grant if the credit is not utilized. As of September 30, 2026, the Company recognized an asset of $3,689 in other long-term assets in connection with refundable tax credits expected to be realized as government grants under the R&D Law. The Company recognized the related benefit as a reduction in research and development expenses of $1,168 and $3,689 for the three and nine months ended September 30, 2026, respectively.

g.	Accounts Receivable Factoring Arrangement:

On September 15, 2026, the Company’s Israeli subsidiary, SolarEdge Technologies, Ltd. (the “Israeli Subsidiary”), has entered into an agreement with a third-party financial institution (the “Bank”) to sell certain trade accounts receivable, structured as a true non-recourse sale (the “Factoring Arrangement”). Eligible receivables sold under the Factoring Arrangement generally consist of amounts owed to the Company for delivered products.

The Company evaluated the Factoring Arrangement under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and concluded that the transfers under it meet the criteria for sale accounting because (i) the transferred receivables are legally isolated from the Company and its creditors, including in the event of bankruptcy, insolvency, or liquidation, (ii) the Bank has the unconditional right to pledge or exchange the receivables it purchases, and (iii) the Company does not maintain effective control over the transferred receivables. Transfers that meet the applicable sale criteria are derecognized from trade receivables, net, with the related discount and fees recognized within financial income (expense), net in the period of transfer, and related cash proceeds are classified as cash provided by operating activities.

During the three and nine months ended September 30, 2026, the Company sold trade receivables under the Factoring Arrangement in the amount of $11,655 and recorded $118 of interest and fees expenses, related to the Factoring Arrangement, in financial income (expense), net.

The Company did not sell any receivables under the Factoring Arrangement during the three and nine months ended September 30, 2025.

h.	New accounting standards updates:

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 10

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”), which (i) expands the scope exception of Topic 815 to exclude certain contracts with a variable that is based on operations or activities specific to one of the parties to the contract and (ii) clarifies the scope of share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within that year. Early adoption is permitted and must be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted this ASU as of January 1, 2026. The adoption of this new ASU did not have a material impact on the Company’s condensed consolidated financial statements.

New accounting pronouncements not yet effective

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income (loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company's consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements disclosures.

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 11

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 2: MARKETABLE SECURITIES

As of September 30, 2026, the Company did not hold any available-for-sale marketable securities.

The following is a summary of available-for-sale marketable securities as of December 31, 2025:

	Amortized cost	Gross unrealized gains	Fair value
Matures within one year:
Corporate bonds	$36,413	$188	$36,601
U.S. Government agency securities	1,495	1	1,496
Total	$37,908	$189	$38,097

The Company did not sell any available-for-sale marketable securities during the three and nine months ended September 30, 2026.

Proceeds from the sale of available-for-sale marketable securities, during the three and nine months ended September 30, 2025, were $76,288, which did not lead to realized gains or losses.

As of December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 12

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 3: INVENTORIES, NET

	September 30, 2026	December 31, 2025
Raw materials	$345,518	$306,288
Finished goods	275,570	246,344
Total inventories, net	$621,088	$552,632

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2026	December 31, 2025
Vendor non-trade receivables[1]	$84,263	$129,223
Government authorities	270,824	161,749
Prepayments	44,733	25,334
Insurance recovery receivables	2,756	-
Assets held-for-sale	-	11,155
Other	5,556	14,370
Total prepaid expenses and other current assets	$408,132	$341,831

1 Vendor non-trade receivables are derived from the sale of components to manufacturing vendors who manufacture products, components and other testing equipment for the Company. The Company purchases these components directly from other suppliers. The Company does not reflect the sale of these components to the contract manufacturers in its revenues.

NOTE 5: OTHER LONG-TERM ASSETS

	September 30, 2026	December 31, 2025
Payments made before lease commencement	$28,909	$28,828
Cloud computing arrangements	44,322	37,972
Prepaid expenses and other	4,677	766
Total other long-term assets	$77,908	$67,566

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 13

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign currency cash flow hedging policy designed to mitigate exposure to fluctuations in exchange rates. Under this policy, the Company hedges portions of its anticipated payroll expenses denominated in New Israeli Shekels (“NIS”) for periods of one to nine months. These hedging contracts are designated as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging,” and are considered effective.

As of September 30, 2026, the Company entered into forward contracts to sell U.S. dollars (“USD”) in the amounts of NIS 492 million.

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

As of September 30, 2026, the Company entered into forward contracts to sell Euro (“EUR”) in the amounts of USD 18 million.

The Company classifies cash flows related to its hedging as operating activities in its condensed consolidated statement of cash flows.

The fair values of outstanding derivative instruments were as follows:

	Balance sheet location	September 30, 2026	December 31, 2025
Derivative assets of options and forward contracts:
Designated cash flow hedges	Prepaid expenses and other current assets	$714	$705
Non-designated hedges	Prepaid expenses and other current assets	693	-
Total derivative assets		$1,407	$705
Derivative liabilities of options and forward contracts:
Designated cash flow hedges	Accrued expenses and other current liabilities	$(1,342)	$-

Gains (losses) on derivative instruments are summarized below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Affected line item	2026	2025	2026	2025
Foreign exchange contracts
Non-designated hedging instruments	Condensed consolidated statements of loss - Financial income (expense), net	$(656)	$564	$(154)	$(3,621)
Designated hedging instruments	Condensed consolidated statements of comprehensive loss - Cash flow hedges	$(3,485)	$571	$3,733	$6,869

See Note 16, Accumulated Other Comprehensive Income (Loss), for information regarding gains (losses) from designated hedging instruments reclassified from accumulated other comprehensive income (loss).

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 14

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 7: FAIR VALUE MEASUREMENTS

In accordance with ASC 820, “Fair Value Measurement,” the Company measures its cash equivalents and marketable securities at fair value using the market approach valuation technique. Cash and cash equivalents are classified within Level 1 because these assets are valued using quoted market prices. Marketable securities and foreign currency derivative contracts are classified within Level 2 because they are valued using alternative pricing sources and models utilizing market observable inputs.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2026, and December 31, 2025, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents:
Cash	Level 1	$470,882	$312,539
Money market mutual funds	Level 1	$-	$8,315
Deposits	Level 1	$84,201	$134,221
Restricted cash	Level 1	$42,731	$84,771
Derivative instruments	Level 2	$1,407	$705
Short-term marketable securities:
Corporate bonds	Level 2	$-	$36,601
U.S. Government agency securities	Level 2	$-	$1,496
Liabilities:
Derivative instruments	Level 2	$(1,342)	$-

NOTE 8: WARRANTY OBLIGATIONS

Changes in the Company’s product warranty obligations for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, at the beginning of the period	$308,897	$397,564	$357,889	$432,365
Accruals for warranty during the period	17,917	20,177	45,103	54,271
Changes in estimates	2,013	4,143	(31,159)	(557)
Settlements	(25,593)	(27,040)	(68,599)	(91,235)
Balance, at end of the period	303,234	394,844	303,234	394,844
Less current portion	(59,634)	(111,738)	(59,634)	(111,738)
Long-term portion	$243,600	$283,106	$243,600	$283,106

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 15

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 9: DEFERRED REVENUES AND CUSTOMER ADVANCES

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

Significant changes in the balances of deferred revenues and customer advances during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, at the beginning of the period	$377,010	$285,905	$363,699	$371,919
Revenue recognized	(33,640)	(25,696)	(95,559)	(137,717)
Increase in deferred revenues and customer advances	35,182	62,795	110,412	88,802
Balance, at the end of the period	378,552	323,004	378,552	323,004
Less current portion	(46,520)	(45,873)	(46,520)	(45,873)
Long-term portion	$332,032	$277,131	$332,032	$277,131

The following table includes estimated revenues that the Company expects to be recognized in the future, related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026:

2026	$36,782
2027	30,456
2028	32,681
2029	28,222
2030	18,188
Thereafter	232,223
Total deferred revenues	$378,552

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2026	December 31, 2025
Accrued expenses	$132,694	$211,136
Government authorities	21,545	20,493
Operating lease liabilities	11,313	15,959
Accrual for sales incentives	13,942	24,102
Provision for legal claims	15,399	13,199
Liabilities held-for-sale	-	7,592
Other	4,840	5,338
Total accrued expenses and other current liabilities	$199,733	$297,819

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 16

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 11: REVOLVING CREDIT FACILITY

On August 27, 2026, the Israeli Subsidiary, entered into a loan agreement (the “Credit Agreement”) with the Bank, providing for a revolving credit facility of up to $50.0 million (the “RCF”) for working capital needs. The RCF matures on February 27, 2029. Amounts are drawn as individual loans which mature within one week, two weeks, or one month of drawing, as elected by the Israeli Subsidiary, and may be repaid and re-borrowed during their respective periods. Because each individual loan under the RCF matures in no more than one month, outstanding borrowings, if any, are classified as short-term within current liabilities in the Company’s condensed consolidated balance sheets, notwithstanding the RCF’s overall term.

Borrowings bear interest at the daily simple Secured Overnight Financing Rate plus 2.35% per annum. The Company pays a non-refundable non-utilization fee of 0.35% per annum, payable monthly, on undrawn amounts.

For the three and nine months ended September 30, 2026, the Company recognized an immaterial amount of total interest expense in connection with the RCF, which was recorded in financial income (expense), net.

The RCF is guaranteed and secured by liens and floating and fixed charges over the assets of the Israeli Subsidiary, and over certain assets of the Company and SolarEdge Technologies Holdings, Inc., a wholly owned subsidiary of the Company (“SolarEdge Holdings”), in each case subject to certain exclusions. In addition, SolarEdge Holdings and the Company each provide the Bank with an unlimited guarantee of the Israeli Subsidiary’s obligations.

The Credit Agreement contains financial covenants, tested as of the end of each fiscal quarter, including minimum liquidity, tangible equity and net cash requirements applicable to the Company and the Israeli Subsidiary. As of September 30, 2026, the Company had no outstanding borrowings under the RCF and was in compliance with the financial covenants under the Credit Agreement. The Credit Agreement also contains restrictions on changes in control of the Israeli Subsidiary, the incurrence of additional indebtedness by the Israeli Subsidiary and on the granting of additional liens by the Israeli Subsidiary, as well as representations regarding compliance with applicable trade sanctions and with environmental and social risk-related laws and regulations. The Credit Agreement’s events of default include a cross-default triggered if any third party becomes entitled to demand immediate repayment of obligations of the Israeli Subsidiary in excess of $5.0 million.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 17

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 12: CONVERTIBLE SENIOR NOTES

On September 25, 2020, the Company sold an aggregate principal amount of $632,500 of its 0.00% convertible senior notes due 2025 (the “Notes 2025”). The Notes 2025 were sold pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes 2025 did not bear regular interest and matured on September 15, 2025. The Notes 2025 were general senior unsecured obligations of the Company. The initial conversion rate for the Notes 2025 was 3.5997 shares of common stock per $1,000 principal amount of Notes 2025, which was equivalent to an initial conversion price of approximately $277.80 per share of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. In March 2025, the Company repurchased $5,250 principal amount of its Notes 2025. The Company recorded a net gain of $146 under other income, net, from the repurchase. The Company repaid all of the remaining Notes 2025 on their scheduled maturity of September 15, 2025. At maturity, the Company paid $342,250 in cash towards the principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes 2025.

On June 28, 2024, the Company sold an aggregate principal amount of $300,000 of its 2.25% convertible senior notes, due in 2029 (the “Notes 2029”). The Notes 2029 were sold pursuant to an indenture, dated June 28, 2024 (the “Indenture 2029”), between the Company and U.S. Bank National Association, as trustee. The Notes 2029 will bear interest at a rate of 2.25% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The Notes 2029 mature on July 1, 2029, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes 2029 are general senior unsecured obligations of the Company. Holders may convert their Notes 2029 at any time prior to the close of business on the business day immediately preceding April 1, 2029, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes 2029 for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or if the Company provides a notice of redemption as described in the Indenture 2029. During the quarter ended June 30, 2026, the last reported sale price condition was satisfied. As a result, holders of the Notes 2029 could convert them during the quarter ended September 30, 2026. No holders exercised this option during that quarter. During the quarter ended September 30, 2026, the last reported sale price condition was not satisfied. The Company will continue to assess the conversion conditions each quarter, as required by the Indenture 2029.

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 18

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

As the capped call transactions are indexed to the Company’s common stock, they were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets.

On July 8, 2024, the Company sold to Goldman Sachs & Co. LLC, as representative of the several initial purchasers (the “Initial Purchasers”), and the Initial Purchasers purchased from the Company, $37,000 aggregate principal amount of additional Notes 2029. The additional Notes 2029 were sold pursuant to the Initial Purchasers’ exercise of the option granted by the Company to the Initial Purchasers to purchase additional Notes 2029, solely to cover over-allotments, under the purchase agreement described in the Company’s Form 8-K filed on June 28, 2024.

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

The Notes 2029 consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Liability:
Principal	$337,000	$337,000
Unamortized issuance costs	(4,276)	(5,439)
Net carrying amount	$332,724	$331,561

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 19

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Costs related to the Notes 2025 and the Notes 2029 for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Notes 2025
Debt issuance cost	$-	$383	$-	$1,183
Notes 2029
Debt issuance cost	$392	$392	$1,163	$1,163
Contractual interest expense	$1,896	$1,896	$5,687	$5,687

As of September 30, 2026, the unamortized issuance costs of the Notes 2029 will be amortized over the remaining term of approximately 2.8 years.

The annual effective interest rate of the Notes 2029 is 2.75%.

As of September 30, 2026, the estimated fair value of the Notes 2029, which the Company has classified as Level 2 financial instruments, is $435,027. The estimated fair value was determined based on the quoted bid price of the Notes 2029 in an over-the-counter market on the last trading day of the reporting period.

As of September 30, 2026, the if-converted value of the Notes 2029 did not exceed the principal amount.

NOTE 13: OTHER LONG-TERM LIABILITIES

	September 30, 2026	December 31, 2025
Tax liabilities	$7,947	$-
Accrued severance pay	1,039	1,868
Other	513	713
Total other long-term liabilities	$9,499	$2,581

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 20

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

The Company’s Amended and Restated 2015 Global Incentive Plan (the “2015 Plan”) became effective upon the consummation of the Company’s initial public offering (the “IPO”). The 2015 Plan provided for the grant of options, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock-based awards to directors, employees, officers, and non-employees of the Company. As of September 30, 2026, a total of 26,648,950 shares of common stock were reserved for issuance pursuant to stock awards under the 2015 Plan (the “Share Reserve”), an aggregate of 10,336,315 shares are still available for future grants.

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

A summary of the activity in stock options and related information is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding as of December 31, 2025	191,187	$49.37	1.40	$950
Exercised	(141,584)	27.20	-	1,769
Forfeited or expired	(20,775)	136.48	-	-
Outstanding as of September 30, 2026	28,828	$95.50	2.55	$83
Vested and expected to vest as of September 30, 2026	28,828	$95.50	2.55	$83
Exercisable as of September 30, 2026	28,828	$95.50	2.55	$83

The intrinsic value is the amount by which the closing price of the Company’s common stock on September 30, 2026, or the price on the day of exercise exceeds the exercise price of the stock options, multiplied by the number of in-the-money options.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 21

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the activity in the RSUs and PSUs and related information is as follows:

	RSU		PSU
	Number of Shares Outstanding	Weighted average grant date fair value	Number of Shares Outstanding	Weighted average grant date fair value
Unvested as of December 31, 2025	3,824,774	$34.02	841,487	$14.00
Granted	1,724,628	63.33	646,138	26.48
Vested	(1,097,963)	46.53	(15,000)	15.26
Forfeited	(466,846)	38.74	(121,883)	49.24
Unvested as of September 30, 2026	3,984,593	$42.70	1,350,742	$16.78

c.	Employee Stock Purchase Plan (“ESPP”):

The Company adopted an ESPP effective upon the consummation of the IPO. As of September 30, 2026, a total of 5,125,666 shares were reserved for issuance under this plan.

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

As of September 30, 2026, 3,088,005 shares of common stock have been purchased under the ESPP.

As of September 30, 2026, 2,037,661 shares of common stock were available for future issuance under the ESPP.

d.	Stock-based compensation expenses:

The Company recognized stock-based compensation expenses related to all stock-based awards in the consolidated statement of loss for the three and nine months ended September 30, 2026 and 2025, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expenses:
Cost of revenues	$4,376	$3,959	$11,676	$12,335
Research and development, net	9,379	10,681	25,843	36,448
Sales and marketing	4,814	4,348	12,961	13,432
General and administrative	5,102	2,897	12,740	10,357
Total stock-based compensation expenses	$23,671	$21,885	$63,220	$72,572

Stock-based compensation capitalized:
Inventory	$372	$300	$1,005	$1,379
Other long-term assets	-	382	-	1,214
Total stock-based compensation capitalized	$372	$682	$1,005	$2,593

For the three and nine months ended September 30, 2026 and 2025, no amounts of tax benefits were recorded in regard to stock-based compensation.

As of September 30, 2026, there were total unrecognized compensation expenses in the amount of $176,636 related to non-vested equity-based compensation arrangements granted. These expenses are expected to be recognized during the period from October 1, 2026, through September 30, 2030.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 22

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES

a.	Guarantees:

As of September 30, 2026, contingent liabilities exist regarding guarantees in the amounts of $9,098, $5,864 and $5,717 for securing projects with customers and vendors, office rent lease agreements, custom and other transactions, respectively.

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

As of September 30, 2026, the Company had non-cancelable purchase obligations totaling approximately $293,187, out of which the Company recorded a provision for loss in the amount of $24,324.

As of September 30, 2026, the Company had contractual obligations for capital expenditures totaling approximately $14,347. These commitments reflect purchases of automated assembly lines and other machinery related to the Company’s general manufacturing process and are primarily for its new manufacturing sites in the U.S.

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

As of September 30, 2026, the Company recorded an accrual of $15,399 for legal claims which was recorded under accrued expenses and other current liabilities.

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

On February 7, 2024, the Court consolidated the two actions (the “Consolidated Securities Litigation”), and appointed co-lead plaintiffs (the “Plaintiffs”) and lead counsel. On April 22, 2024, the Plaintiffs filed an amended complaint adding two additional officers. The amended complaint made substantially similar allegations and claims. Defendants moved to dismiss the amended complaint on July 15, 2024 (the “Motion”), and the Motion was fully briefed as of September 17, 2024. On December 4, 2024, the Court issued an order granting in part the Motion, dismissing all allegations except those relating to two purported misstatements, characterizing inventory levels as low. The Court allowed the Plaintiffs to again amend their complaint, and they filed a second amended complaint (the “Second Amended Complaint”) on January 3, 2025. On February 10, 2025, Defendants moved to dismiss the Second Amended Complaint insofar as it attempts to resurrect any of the allegations dismissed in the Court’s December 4, 2024 order. On April 7, 2025, the Court issued an order granting in part the second motion to dismiss, dismissing all allegations except those characterizing inventory levels as “low” and those relating to demand in Europe. Lead Plaintiffs filed a motion for class certification on October 17, 2025, and Defendants filed their opposition on January 16, 2026. Plaintiffs’ reply was due on February 20, 2026. The parties held a mediation on February 5, 2026, but no resolution was reached at that time. On March 20, 2026, the mediator made a double-blind settlement recommendation of $55,000, which was accepted by both parties on March 26, 2026. On April 21, 2026, Lead Plaintiffs’ counsel submitted a motion for preliminary approval of the settlement. On August 24, 2026, the Court held a final settlement conference, and on August 26, 2026, the settlement was approved. The $55,000 settlement payment has been paid into an escrow account by SolarEdge’s insurance carriers, and as of September 30, 2026, the Company was legally released from the related liability. Therefore, during the quarter ended September 30, 2026, the Company derecognized the $55,000 provision for legal claims and the corresponding insurance recovery receivable. The Company and the individual defendants deny all allegations of wrongdoing, and the settlement does not constitute any admission of liability.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 23

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

On June 10, 2024, Jonathan Blaufarb filed a second purported derivative complaint (the “Blaufarb Complaint”) in the U.S. District Court for the Southern District of New York against the same defendants as those named in the Hirani Complaint as well as Lior Danziger and J.B. Lowe. The Blaufarb Complaint makes largely the same allegations as those in the complaint in the Consolidated Securities Litigation and seeks declaratory relief, corporate governance reforms, damages, restitution, attorneys’ fees, and other relief. It also pleads the same counts as those in the Hirani Complaint, as well as additional counts for abuse of control and gross mismanagement. Defendants accepted service of the Hirani and Blaufarb complaints via stipulation that was so-ordered on July 12, 2024, and the two cases were consolidated with the Hirani matter designated as the lead case (together, the “Consolidated Derivative Actions”). On September 9, 2024, the parties agreed to stay the Hirani and Blaufarb actions pending a decision on the motion to dismiss in the Consolidated Securities Litigation. Following the decision granting in part and denying in part the motion to dismiss the Second Amended Complaint in the Consolidated Securities Litigation, the parties entered into a new stipulation on June 20, 2025, staying this consolidated derivative action through the close of fact discovery in the Consolidated Securities Litigation.

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

On July 29, 2026, Sara Per (“Per”) filed a purported derivative complaint in the Delaware Court of Chancery against the same defendants as those named in the Consolidated Derivative Actions. The Per complaint makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions. It also pleads similar counts to those in the Consolidated Derivative Actions, including (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, and (iv) unjust enrichment. The parties intend to file a stipulation agreeing to stay the Per matter through the close of fact discovery in the Consolidated Securities Litigation.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 24

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

On July 30, 2026, Andres Bolin Rivera (“Rivera”) filed a purported derivative complaint in the U.S. District Court for the District of Delaware against the same defendants as those named in the Consolidated Derivative Actions. The Rivera complaint, which is currently filed under seal, likely makes largely the same allegations as those in the Consolidated Securities Litigation and the other derivative actions. The parties intend to file a stipulation agreeing to stay the Rivera matter through the close of fact discovery in the Consolidated Securities Litigation.

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

On February 20, 2026, the Supreme Court of the United States invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the decision and subsequent actions by U.S. Customs and Border Protection (“CBP”), the Company became eligible to claim refunds of previously paid IEEPA-related duties. The Company accounts for refunds of previously paid IEEPA tariffs by applying a gain contingency model and recognizes such refunds only when the gain is realized or realizable. In the three and nine months ended September 30, 2026, the Company received and recognized refunds and associated interest from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026. The Company recognized $36,845 and $50,451 during the three and nine months ended September 30, 2026, respectively, of which $36,000 and $49,282, respectively, were recognized as reductions to cost of revenues, and $845 and $1,169, respectively, were recognized as interest income.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 25

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses) on available-for-sale marketable securities
Beginning balance	$(204)	$207	$194	$(385)
Revaluation	204	50	(194)	642
Reclassification	-	2	-	2
Net current period other comprehensive income (loss)	204	52	(194)	644
Ending balance	$-	$259	$-	$259
Unrealized gains (losses) on cash flow hedges
Beginning balance	$3,872	$5,371	$705	$1,262
Revaluation	(3,346)	1,003	4,424	7,599
Tax on revaluation	(139)	(432)	(691)	(730)
Other comprehensive income (loss) before reclassifications	(3,485)	571	3,733	6,869
Reclassification	(1,154)	(3,600)	(5,757)	(6,087)
Tax on reclassification	139	432	691	730
Gains reclassified from accumulated other comprehensive income (loss)	(1,015)	(3,168)	(5,066)	(5,357)
Net current period other comprehensive income (loss)	(4,500)	(2,597)	(1,333)	1,512
Ending balance	$(628)	$2,774	$(628)	$2,774
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature
Beginning balance	$-	$(77,886)	$(11,840)	$(78,714)
Revaluation	-	(134)	(225)	694
Reclassification	-	-	12,065	-
Net current period other comprehensive income	-	(134)	11,840	694
Ending balance	$-	$(78,020)	$-	$(78,020)
Unrealized gains (losses) on foreign currency translation
Beginning balance	$5,145	$14,440	$(722)	$1,360
Revaluation	(221)	(3,497)	(1,752)	9,583
Reclassification	-	-	7,398	-
Net current period other comprehensive income (loss)	(221)	(3,497)	5,646	9,583
Ending balance	$4,924	$10,943	$4,924	$10,943
Total	$4,296	$(64,044)	$4,296	$(64,044)

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 26

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table summarizes the reclassification out of accumulated other comprehensive loss, net of taxes:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Loss
	2026	2025	2026	2025
Unrealized losses on available-for-sale marketable securities
	$-	$(2)	$-	$(2)	Financial income (expense), net
Cash flow hedges
	$158	$614	$759	$1,046	Cost of revenues
	656	1,937	3,218	3,231	Research and development, net
	111	474	595	791	Sales and marketing
	229	575	1,185	1,019	General and administrative
	$1,154	$3,600	$5,757	$6,087	Total, before income taxes
	(139)	(432)	(691)	(730)	Income taxes
	$1,015	$3,168	$5,066	$5,357	Total, net of income taxes
Adjustment for substantial completion of liquidation of certain foreign subsidiaries:
Foreign currency translation adjustments on intra-entity transactions that are of a long-term investment in nature	$-	$-	$(12,065)	$-	Financial income (expense), net
Foreign currency translation adjustments, net	-	-	(7,398)	-	Financial income (expense), net
	-	-	(19,463)	-
Total reclassifications for the period	$1,015	$3,166	$(14,397)	$5,355

NOTE 17: OTHER OPERATING EXPENSE (INCOME), NET

The following table presents the expenses (income) recorded in the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment of asset held-for-sale	$-	$-	$-	$36,277
Loss from business disposition	3,175	-	10,874	17,875
Loss (gain) from sale and disposal of property, plant and equipment	2,055	156	9,550	(10,075)
Impairment and disposal by abandonment of property, plant and equipment	-	673	146	2,665
Other	(2,746)	(1,167)	(2,145)	(4,931)
Total other operating expense (income), net	$2,484	$(338)	$18,425	$41,811

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 27

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 18: INCOME TAXES

For the three months ended September 30, 2026, the Company reported income taxes at an effective tax rate of negative 117.3%, including discrete items, compared to the three months ended September 30, 2025, where the Company reported income taxes at an effective tax rate of negative 5.4%.

For the nine months ended September 30, 2026, the Company reported income taxes at an effective tax rate of negative 9.2%, including discrete items, compared to the nine months ended September 30, 2025, where the Company reported income taxes at an effective tax rate of negative 5.4%.

The negative effective tax rate in the three and nine months ended September 30, 2026, resulted primarily from the valuation allowance on current losses and capital losses, coupled with profits in certain jurisdictions, as well as an increase in taxes resulting from non-deductible expenses and the write-off of a receivable related to prior years that was determined to be unrecoverable following the completion of the U.S. federal income tax audit for tax years 2021 through 2024, partially offset by a release of a provision for uncertain tax positions related to the completion of the audit. The negative effective tax rate in the corresponding periods in 2025 was mainly caused by the valuation allowance on current losses, coupled with withholding taxes incurred on certain intra-group interest payments and additional tax payable as a result of the settlement with the Israeli Tax Authority for tax years 2016–2018.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes they will not be realized. The Company considers all available evidence, including historical information, long-range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Based primarily on the negative evidence outweighing the positive evidence, including the Company’s three-year cumulative, consolidated GAAP loss, historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, the Company believes there is uncertainty as to when it will be possible to utilize certain net operating losses (each an “NOL”), credit carryforwards, capital losses and other deferred tax assets. Therefore, the Company recorded a valuation allowance against the deferred tax assets for which it is more-likely-than-not they will not be realized.

Should the Company’s operating results improve and projections show continued utilization of the tax attributes, the Company would consider that as significant positive evidence and future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total net deferred tax assets.

In July 2025, the One Big Beautiful Bill Act, or H.R.1, was enacted into law, making permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the Advanced Manufacturing Investment credit (Section 48D of the IRC, originally enacted as part of the CHIPS Act) rate to 35 percent from 25 percent for qualifying assets and makes modifications to the international tax framework. The H.R.1 includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. Given the Company’s current loss position for income tax purposes, the provisions of H.R.1 did not have an impact on the current period. The Company continues to evaluate the provisions of H.R.1 that become effective in future years.

On October 1, 2025, the Governor of California signed Senate Bill 302 (“SB 302”) into law. SB 302 provides a gross income exclusion for taxpayers that either elect to receive direct payments from the Internal Revenue Service or receive payment from transfer of certain federal tax credits beginning tax years on or after January 1, 2026, and before January 1, 2031.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 28

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 19: LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted EPS:
Numerator:
Net loss	$(8,385)	$(50,060)	$(96,504)	$(273,327)
Denominator:
Shares used in computing net loss per share of common stock, basic and diluted	61,652,745	59,278,269	61,075,541	58,659,959
Loss per share:
Basic and diluted	$(0.14)	$(0.84)	$(1.58)	$(4.66)

The following outstanding shares of common stock equivalents were excluded from the calculation due to their antidilutive nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based awards	5,364,163	1,154,437	5,207,676	1,698,622
Notes 2025	-	1,031,132	-	1,170,898
Notes 2029[1]	9,819,347	9,819,347	9,819,347	9,819,347
Total shares excluded	15,183,510	12,004,916	15,027,023	12,688,867

1 In conjunction with the issuance of the Notes 2029, in June 2024, the Company used approximately $25,230 of the net proceeds from this offering to pay the cost of the capped call transactions. In July 2024, following an additional issuance of the Notes 2029, $3,111 of net proceeds were used to pay the cost of capped call transactions. In accordance with ASC 260 “Earnings Per Share”, antidilutive contracts, such as purchased call options, are excluded from the computation of diluted net income (loss) per share. Accordingly, any potential impact resulting from the capped call transaction is excluded from the Company’s computation of diluted net income (loss) per share.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 29

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE 20: SEGMENT INFORMATION

The Company operates as one operating segment that constitutes consolidated results.

The Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), makes resource allocation decisions and assesses performance based on financial information presented on a consolidated net loss, accompanied by disaggregated information about significant expenses.

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

The following tables present information on reportable loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$326,076	$340,177	$982,822	$849,086
Less:
Direct costs of goods	105,955	183,007	432,401	487,875
Salaries[1]	119,648	102,547	348,556	328,657
Inventory costs	10,369	(10,117)	49,323	(10,007)
Shipment and logistics	14,948	14,103	43,795	29,983
Warranty	26,637	25,309	32,815	36,684
Depreciation and amortization	5,362	13,849	17,049	42,980
Directly related overhead costs	16,385	15,975	48,192	42,608
Other[2]	28,679	45,665	83,687	154,521
Financial (income) expense, net	1,952	(3,040)	15,367	(5,785)
Income taxes	4,526	2,563	8,141	13,946
Net loss from equity method investments	-	376	-	951
Net loss	$(8,385)	$(50,060)	$(96,504)	$(273,327)

1 Including stock-based compensation expenses.

2 Represents indirect costs of goods, consultants and sub-contractors, marketing, bad debt, impairments and dispositions.

The following table presents revenues disaggregated by geographical location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$145,884	$203,252	$458,836	$520,481
Europe	141,661	100,463	409,631	218,224
International markets	38,531	36,462	114,355	110,381
Total revenues	$326,076	$340,177	$982,822	$849,086

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 30

SOLAREDGE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table presents revenues disaggregated by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Power optimizers	$93,803	$133,878	$339,185	$348,127
Batteries	121,655	77,720	337,625	185,251
Inverters	66,199	99,957	200,937	251,646
Battery accessories	18,153	13,245	39,247	27,762
Energy storage systems	-	85	-	15,315
Other	26,266	15,292	65,828	20,985
Total revenues	$326,076	$340,177	$982,822	$849,086

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | F - 31

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements that are based on our management’s expectations, estimates, projections, beliefs and assumptions and on information currently available to our management. The forward-looking statements should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, new products and services, financing and investment plans, competitive position, backlog, industry and regulatory environment, effects of acquisitions, growth opportunities, potential future impairments, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” "plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements inherently involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking and other statements regarding our sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the Securities and Exchange Commission (“SEC”). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rule-making. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this filing. Important factors that could cause actual results to differ materially from our expectations include:

•	future demand for renewable energy, including solar energy solutions;

•	our ability to be profitable in the future;

•	the rapidly evolving and competitive nature of the solar industry;

•	changes in tax laws, tax treaties, regulations, guidance or the interpretation of them, including the Inflation Reduction Act and H.R.1;

•	fluctuations in demand for solar energy solutions, including if demand for solar energy solutions does not resume growth or grows at a slower rate than anticipated;

•	macroeconomic conditions in our domestic and international markets, such as inflation concerns, interest rates and recessionary concerns;

•	changes in the U.S. and global trade environments, including the imposition and/or increase of import tariffs or other restrictive trade measures, such as restrictions imposed by the Federal Communications Commission (“FCC”) on the authorization of equipment produced in foreign countries under the Secure and Trusted Communications Networks Act;

•	the retail price of electricity derived from the utility grid or alternative energy sources;

•	interest rates and supply of capital in the global financial markets in general and in the PV market specifically;

•	competition, including introduction of power optimizers and inverters, electric vehicle (“EV”) chargers, batteries and photovoltaic (“PV”) system monitoring products by our competitors;

•	our reliance on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected;

•	developments in alternative technologies or improvements in distributed solar energy generation;

•	historic cyclicality of the solar industry and periodic downturns;

•	product quality or performance problems in our products;

•	changes in our geographic footprint or product and service offerings;

•	our dependence upon a small number of outside contract manufacturers and limited or single source suppliers;

•	delays, disruptions, and quality control problems in manufacturing;

•	shortages, delays, price changes, or cessation of operations or production affecting our suppliers of key components;

•	capacity constraints, delivery schedules, manufacturing yields, and costs of our contract manufacturers and availability of components;

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 3

•	changing political, geopolitical conditions, and the conditions of the global energy market;

•	performance of distributors and large installers in selling our products;

•	consolidation in the solar industry among our customers and distributors;

•	our ability to implement our new Enterprise Resource Planning (“ERP”) system;

•	discontinuation of our e-Mobility business, energy storage business, and PV Tracker business;

•	our ability to successfully operate our global operations with a reduced work force;

•	our ability to recognize expected benefits from restructuring plans;

•	any unauthorized access to, disclosure, or theft of personal information or unauthorized access to our network or other similar cyber incidents;

•	attempts by third parties, our employees, or our vendors to gain unauthorized access to our network or seek to compromise our products and services;

•	emerging issues related to the development and use of artificial intelligence;

•	loss of key executives, and our ability to retain key personnel and attract additional qualified personnel;

•	disruption to our business operations due to the evolving conflict in Israel and other conditions in Israel that affect our operations;

•	tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future;

•	difficulty to enforce a judgment of a U.S. court against our officers and directors, to assert U.S. securities laws claims in Israel;

•	our dependence on ocean transportation to timely deliver our products in a cost-effective manner;

•	entry into business engagements with South Korean military bodies;

•	fluctuations in global currency exchange rates;

•	the impact of evolving legal and regulatory requirements including emerging corporate social responsibility requirements;

•	existing and future responses to and effects of pandemics, epidemics or other health crises;

•	reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;

•	changes to net metering policies may reduce demand for electricity from PV systems;

•	stringent and changing data privacy and security laws, rules, regulations and other obligations;

•	existing electric utility industry regulations and changes to regulations may present technical, regulatory, and economic barriers to the purchase and use of PV systems;

•	business practices and regulatory compliance of our raw material suppliers;

•	our ability to maintain our brand and to protect and defend our intellectual property;

•	claims for remuneration or royalties for assigned service invention rights by our employees;

•	impairment of our goodwill or other long-lived and intangible assets;

•	volatility of our stock price;

•	provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management;

•	our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum;

•	our customers’ financial stability, creditworthiness, and debt leverage ratio;

•	our liquidity and ability to service our debt; and

the other factors set forth below in Part II, Item 1A under “Risk Factors” and in Part I, Item 1A under ”Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2025, and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 4

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

During 2026, we launched or ramped up sales of several new products. Most notably, we successfully launched SolarEdge Nexis, our next-generation residential product portfolio. In the third quarter of 2026, we continued the rollout of the platform in key markets.

In the C&I market, during the third quarter of 2026, we focused on ramping up the sales of our commercial energy storage business with the CSS-OD 107, a 107 kWh battery, featuring a 29.9 kW or 49.9 kW battery inverter output, scalable up to 2.1MW hour size sites and the CSS-OD 197, a 197 kWh battery, featuring a 50 kW or 100 kW battery inverter output, scalable up to 4MW hour size sites. Both are suitable for outdoor or indoor installations.

In addition, we continued the transition of our inverter products to a Single SKU concept. This is a software-defined platform that significantly reduces the complexity of our business for residential and commercial applications globally. It allows us to manufacture and ship one SKU of an inverter to the residential market, and minimal SKUs for the commercial market, which can then be programmed to the desired kilowatt rating in the field. This framework simplifies forecasting, manufacturing, inventory management, logistics, service and support, for both us and our customers. It also adds flexibility for home and business owners who can boost the inverter rating if a larger system is needed in the future.

In light of U.S. Federal incentives supporting domestic manufacturing and domestic content, including incentives initially enacted under the Inflation Reduction Act (the “IRA”), which incentivizes the local manufacturing of renewable energy products by providing benefits to installers for the purchase and installation of products with domestic content, as well as by incentivizing local manufacturing of our products, we manufacture the vast majority of our products in the United States. This includes inverters in Texas, power optimizers and inverters in Florida, and batteries in Utah. As part of our effort to streamline and centralize, we have discontinued manufacturing in China, Mexico, and Hungary. We continue to manufacture a minor portion of our products in Israel at our Sella 1 facility. We also continue to maintain manufacturing capabilities in Vietnam.

In the third quarter of 2026, we continued to strategically focus on our core markets and product lines to better align resources with markets and product lines that exhibit the strongest potential. As part of this strategic portfolio rationalization, we are concentrating our operations in key jurisdictions while discontinuing local activities in certain countries. Accordingly, we operate as one operating segment that constitutes consolidated results.

In parallel to our core business, we are developing a direct current (“DC”)-native, grid-to-rack power train solution for artificial intelligence (“AI”) data centers. The solution is designed to carry power from the medium-voltage grid connection through conversion, distribution and protection to the compute rack. At its core is a solid-state transformer (“SST”), which is designed to convert medium-voltage alternating current (“AC”) directly to an 800 volt DC (“VDC”) distribution bus at high efficiency. The solution is currently under development and has not yet been commercialized.

Our revenues for the three months ended September 30, 2026, and 2025 were $326.1 million and $340.2 million, respectively. Gross profit as a percentage of revenue for the three months ended September 30, 2026, and 2025 was 33.2% and 21.2%, respectively. Net loss for the three months ended September 30, 2026, and 2025 was $8.4 million and $50.1 million, respectively.

Our revenues for the nine months ended September 30, 2026, and 2025 were $982.8 million and $849.1 million, respectively. Gross profit as a percentage of revenue for the nine months ended September 30, 2026, and 2025 was 27.6% and 14.3%, respectively. Net loss for the nine months ended September 30, 2026, and 2025 was $96.5 million and $273.3 million, respectively.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 5

Global Circumstances Influencing our Business and Operations

Demand for Products

A prolonged softness in demand in the global market for PV products has continued to adversely impact the solar industry. Additionally, uncertainty related to changes in tariffs, trade restrictions and policies, legislation, and guidance, including from H.R.1, and proposed regulations in Germany that may negatively impact feed-in tariffs, may contribute to growing market volatility and adversely impact customer demand for our products, pricing and our financial performance. This softness in demand has led to a decrease in sales in the third quarter of 2026. We expect the softness in demand to continue in the fourth quarter of 2026 and there can be no assurance that our sales will not further decrease.

Impact of the H.R.1 on U.S. Tax Incentives

In August 2022, the U.S. government enacted the IRA, which contains several provisions intended to accelerate U.S. manufacturing and adoption of clean energy such as solar, wind, hydrogen and electric vehicles and therefore had positive impacts on our business and operations along with the overall U.S. solar market. Some of the applicable provisions in the IRA that positively impact the market for renewable energy include Section 48E, the tech-neutral investment tax credit (“ITC”), and 45Y, the production tax credit (“PTC”). The IRA includes incentives for residential and commercial solar customers and developers through the inclusion of ITCs for qualifying energy projects of up to 30% with a potential to gain further bonus credits such as through the utilization of Domestic Content. Section 45X of the IRA offers advanced manufacturing production credits (“AMPTCs”) that incentivize the production of eligible components within the United States. In light of such incentives, we established manufacturing capabilities in the United States starting in 2023 and further expanded such capabilities in 2024, 2025 and 2026. On October 24, 2024, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Department of the Treasury (the “Treasury”) issued regulations regarding the application of Section 45X which contain details concerning eligibility, qualifying and accounting for AMPTCs for components produced and sold after December 31, 2022. Of particular relevance to us are the tax credits that we generate as a result of rules concerning the qualification and measurement of AMPTCs to Residential Inverters, Commercial Inverters and DC-Optimized Inverter Systems that we manufacture in the United States. In 2024 and 2025, and continuing into 2026, we sold a significant part of the AMPTCs that we generated from our U.S. production of eligible components.

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

H.R.1 accelerated the phase-out timeline for certain credits, eliminated the 25D individual homeowner credit, and imposed new eligibility criteria. Among other changes, H.R.1 shortens the term of the ITC and PTC under Sections 48E and 45Y of the Internal Revenue Code (the “Code”), used by customers of SolarEdge who are engaged in third-party ownership (“TPO”) models, such as residential solar leases and power purchase agreements, and commercial solar customers and developers, shortening the end date from 2034 to 2027. H.R.1 also included a 12-month period in which such customers who began construction were given four years to complete their projects through the end of 2030. Projects begun after twelve months from enactment (July 4, 2026) of H.R.1 must be placed in service by December 31, 2027, to receive the credit. H.R.1 eliminated the individual residential tax credit under Section 25D of the Code at the end of 2025. These changes may negatively impact the eligibility of our customers and individuals to obtain tax credits, which may negatively affect the overall demand for our products.

H.R.1 also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025, must meet a 45% domestic content threshold, up from 40%. Since January 1, 2026, such threshold was increased to 50% and shall thereafter increase to 55% starting on January 1, 2027. H.R.1 also introduced restrictions relating to material assistance from Prohibited Foreign Entities (“PFEs”) for Sections 45X, 45Y and 48E of the Code. These rules generally require applicable facilities, energy storage technologies and eligible components to satisfy specified material assistance cost ratio requirements that increase over time. Currently, we manufacture components aimed at helping our customers meet their non-PFE percentage requirements. However, if the Treasury were to release new rules or guidance that impact our ability to provide components with non-PFE percentages towards their total requirement, our customers’ eligibility to qualify for certain tax credits could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position. In addition, as of January 1, 2026, in order to receive the AMPTC, manufacturers must also reach a required percentage of non-PFE content in their manufactured components. Today, we meet the required threshold. However, if the Treasury guidance relating to the calculation of non-PFE content should change in a way that would impact our ability to reach that required percentage, it could have adverse impacts on our manufacturing costs, results of operations, cash flows, gross margin, and profits.

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 6

On February 12, 2026, the U.S. Department of Treasury and IRS released IRS Notice 2026-15 providing additional guidance on H.R.1 related to the PFE rules enacted in H.R.1. Specifically, this notice confirms the ability to rely on temporary safe harbor tables and existing safe harbor tables for the determination of material assistance from a PFE. This guidance provides answers to several compliance questions related to our AMPTC material assistance calculations and its customers’ 48E material assistance calculation among other things. While this removed some uncertainty around the Material Assistance Cost Ratio calculation, the Treasury and the IRS have indicated that they intend to issue proposed regulations and additional guidance regarding the PFE and material assistance requirements, which may include additional safe harbor tables. Such future regulations or guidance could affect the determination of our eligibility for AMPTCs and our customers’ eligibility for Sections 45Y and 48E credits. If we are unable to meet the requirements this may adversely affect our revenue, or our customers’ eligibility to obtain certain tax credits, the overall demand for our products, our results of operations, cash flows, gross margins and profits.

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

Trade, Tariff, and Regulatory Uncertainties

The current trade environment continues to create uncertainty regarding the impact of tariffs, trade restrictions and retaliatory measures on our business, the solar industry, our suppliers, and our customers.

On February 20, 2026, the Supreme Court of the United States (the “U.S. Supreme Court”) invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the decision and subsequent actions by the U.S. Customs and Border Protection (“CBP”), we became eligible to claim refunds of previously paid IEEPA-related duties. In the three and nine months ended September 30, 2026, we received and recognized refunds and associated interest from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026. We recognized $36.8 million and $50.5 million during the three and nine months ended September 30, 2026, respectively, of which $36.0 million and $49.3 million, respectively, was recognized as a reduction to cost of revenues and $0.8 million and $1.2 million, respectively, was recognized as interest income. We continue to pursue refunds of additional IEEPA-related duties. The availability and timing of any remaining refunds are subject to applicable CBP procedures and ongoing judicial proceedings, and we cannot provide assurance regarding the amount or timing of any additional amounts that we may recover.

In addition, following the U.S. Supreme Court’s ruling, the U.S. Administration imposed a temporary 10% import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”) on substantially all imports, subject to certain exceptions. The surcharge took effect on February 24, 2026, and expired in July 2026, upon reaching the statutory 150-day limit. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid and granted relief to certain plaintiffs. The U.S. Government appealed the decision, and the U.S. Court of Appeals for the Federal Circuit subsequently stayed the judgment pending resolution of the appeal. If the Section 122 proclamation is ultimately held invalid and we become entitled to refunds, we may be eligible to recover some or all of the Section 122 duties previously paid. However, our eligibility for, and the timing and amount of, any such refunds remain uncertain and may depend on further judicial and administrative proceedings.

Effective July 24, 2026, the United States imposed additional tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on imports from 60 economies in connection with the Office of the United States Trade Representative (“USTR”) investigations relating to the failure of those economies to impose and effectively enforce prohibitions on imports produced with forced labor. The measures generally impose additional duties of 10% or 12.5%, subject to country-specific treatment and specified product exclusions and exemptions. These tariffs are in addition to existing tariff measures, including certain Section 301 tariffs applicable to imports from China. Other trade-related duties may also affect the products, components and raw materials used in our business.

On July 28, 2026, the FCC updated its “Covered List,” maintained under the Secure and Trusted Communications Networks Act, to include certain power inverters produced in foreign countries, which generally prevents covered new inverter models from receiving FCC equipment authorizations required for their importation and sale in the United States. On August 20, 2026, the FCC modified the Covered List entry for power inverters following an updated national security determination, including to exclude from the applicable restrictions certain foreign-produced power inverters that are eligible for the advanced manufacturing production credit under Section 45X of the Code, as well as power inverters that qualify as domestic end products under the applicable Buy American Act standard. The FCC also revised the scope of power inverters covered by the restriction. The FCC’s restrictions generally do not affect inverter models that received the applicable FCC authorization prior to July 28, 2026, although certain modifications or updates to previously authorized models may require further FCC review under the requirements then in effect. Based on the current requirements, we believe that our inverter products continue to be eligible for sale and installation in the United States. However, further changes to the Covered List or its interpretation, as well as the application of the applicable requirements to modifications or updates to previously authorized models, could affect our ability to obtain required FCC authorizations for future products.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 7

We have relocated our contract manufacturing to the United States, where we now manufacture the substantial majority of our products. We continue to manufacture a minor portion of our products in Israel at our Sella 1 facility and also continue to maintain manufacturing capabilities in Vietnam. Certain components and subcomponents used in our products continue to be sourced from suppliers outside the United States, including from China. Consequently, our cost structure may be affected by existing or future tariffs and other trade measures, including trade restriction orders. In addition, retaliatory measures imposed by other countries on products exported from the United States could adversely affect our international sales. In response to the evolving trade environment, we continue to evaluate and adjust our supply chain and sourcing strategies, including efforts to diversify suppliers and reduce tariff exposure where economically and operationally feasible. However, there can be no assurance that such efforts will fully mitigate the impact of current or future tariffs, trade restrictions or other trade-related measures, and any resulting increases in costs, supply chain disruptions or reductions in demand could adversely affect our business, financial condition and results of operations.

If tariffs or other trade measures increase the cost of our products or other components of solar power systems, solar power systems could become less economically attractive, which could reduce demand for our products and adversely affect our gross margins. Additionally, existing or future tariffs may negatively affect key partners, suppliers and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.

Separately, in Europe, on July 29, 2026, the German federal cabinet proposed a draft amendment to the German Renewable Energy Sources Act (the “EEG”) that, if enacted, among other things, would phase out the fixed feed-in tariff for certain rooftop solar systems. The draft remains subject to review by the German parliament and to EU approval, and the final content and timing of any legislation are uncertain. If enacted as proposed, reduced feed-in tariff support could lower demand for new residential solar installations in Germany and, as a result, for our products. We cannot predict whether, when or in what form the proposed legislation will be adopted or its ultimate effect on our business.

Disruptions Due to the War in Israel

Due to the war in Gaza that began on October 7, 2023, followed by additional military conflicts with Iran and Hezbollah in Lebanon during 2024, 2025 and the first nine months of 2026, some of our employees in Israel were called to active reserve duty and additional employees may be called in the future, if needed. In the three months ended September 30, 2026, approximately 5% of our employees in Israel were called to active reserve duty for varying periods. Despite the ceasefire framework agreed between Israel, Hamas, the United States and other countries in the region and the moderation of the hostilities involving Israel, Iran, Yemen and Lebanon, it is unknown whether any ceasefires or periods of relative calm will endure, or if other conflicts will reemerge or escalate in the future.

While our offices and facilities worldwide, including in Israel, remain open and, to date, we have not had material disruptions to our ability to manufacture and deliver products and services to customers, a reemergence of conflicts in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature of the conflict in Israel, and the extent of these events, the adverse effect on our business operations is still unknown.

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Inverters recognized as revenue (in thousands)	86.4	92.7	199.5	250.8
Power optimizers recognized as revenue (in thousands)	2,355.1	2,946.7	7,279.1	7,700.5
Megawatt hours recognized as revenue - batteries	388.0	230.0	1,145.0	617.0

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 9

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of loss data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues	$326,076	$340,177	$982,822	$849,086
Cost of revenues	217,841	268,034	711,154	727,276
Gross profit	108,235	72,143	271,668	121,810
Operating expenses:
Research and development, net	52,492	54,146	155,398	169,529
Sales and marketing	26,448	26,911	81,162	87,293
General and administrative	28,718	26,574	89,679	76,546
Other operating expense (income), net	2,484	(338)	18,425	41,811
Total operating expenses	110,142	107,293	344,664	375,179
Operating loss	(1,907)	(35,150)	(72,996)	(253,369)
Financial income (expense), net	(1,952)	3,040	(15,367)	5,785
Other expense, net	—	(15,011)	—	(10,846)
Loss before income taxes	(3,859)	(47,121)	(88,363)	(258,430)
Income taxes	(4,526)	(2,563)	(8,141)	(13,946)
Net loss from equity method investments	—	(376)	—	(951)
Net loss	$(8,385)	$(50,060)	$(96,504)	$(273,327)

Comparison of three and nine months ended September 30, 2026, and the three and nine months ended September 30, 2025

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 10

Revenues

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Revenues	$326,076	$340,177	$(14,101)	(4.1)%	$982,822	$849,086	$133,736	15.8%

Revenues decreased by $14.1 million, or 4.1%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to (i) a decrease of $73.8 million in the number of inverters and optimizers sold; partially offset by (i) an increase of $48.8 million related to the higher volume of batteries sold, in MWh, and higher number of battery accessories sold; and (ii) an increase of $9.9 million related to higher number of ancillary solar products sold.

Revenues from outside of the U.S. comprised 55.3% of our revenues in the three months ended September 30, 2026 compared to 40.3% in the three months ended September 30, 2025.

The number of power optimizers recognized as revenues decreased by approximately 0.6 million units, or 20.1%, from approximately 2.9 million units in the three months ended September 30, 2025, to approximately 2.4 million units in the three months ended September 30, 2026. The number of inverters recognized as revenues decreased by approximately 6.3 thousand units, or 6.8%, from approximately 92.7 thousand units in the three months ended September 30, 2025, to approximately 86.4 thousand units in the three months ended September 30, 2026. The megawatt hours of batteries recognized as revenues increased by approximately 158.0 megawatt hours, or 68.7%, from approximately 230.0 in the three months ended September 30, 2025, to approximately 388.0 megawatt hours in the three months ended September 30, 2026.

Revenues increased by $133.7 million, or 15.8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to (i) an increase of $163.9 million related to the higher volume of batteries sold, in MWh, and higher number of battery accessories sold; (ii) an increase of $37.0 million related to higher number of ancillary solar products sold and (iii) an increase of $11.8 million related to an increase in communication products sold; these were partially offset by (i) a decrease of $59.7 million in the number of inverters and optimizers sold; and (ii) a decrease of $15.3 million in revenues due to the discontinuation of our Energy Storage Business.

Revenues from outside of the U.S. comprised 53.3% of our revenues in the nine months ended September 30, 2026, compared to 38.7% in the nine months ended September 30, 2025.

The number of power optimizers recognized as revenues decreased by approximately 0.4 million units, or 5.5%, from approximately 7.7 million units, in the nine months ended September 30, 2025, to approximately 7.3 million units in the nine months ended September 30, 2026. The number of inverters recognized as revenues decreased by approximately 51.3 thousand units, or 20.5%, from approximately 250.8 thousand units in the nine months ended September 30, 2025, to approximately 199.5 thousand units in the nine months ended September 30, 2026. The megawatt hours of batteries recognized as revenues increased by approximately 528.0 megawatt hours, or 85.6%, from approximately 617.0 megawatt hours in the nine months ended September 30, 2025, to approximately 1,145.0 megawatt hours in the nine months ended September 30, 2026.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 11

Cost of Revenues and Gross Profit

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Cost of revenues	$217,841	$268,034	$(50,193)	(18.7)%	$711,154	$727,276	$(16,122)	(2.2)%
Gross profit	$108,235	$72,143	$36,092	50.0%	$271,668	$121,810	$149,858	123.0%

Cost of revenues decreased by $50.2 million, or 18.7%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a decrease in the direct cost of revenues sold of $75.3 million associated mainly with an increase in AMPTC and IEEPA refunds recognized; excluding such AMPTC incentives would have caused us to transition into a gross loss, for both periods presented. This was partially offset by an increase of $22.6 million in indirect costs of revenue primarily related to inventory write-down accruals.

Gross profit as a percentage of revenue was 33.2% in the three months ended September 30, 2026, compared to 21.2%, in the three months ended September 30, 2025, primarily due to an improvement in the direct cost of revenue of approximately 13.1% associated primarily to IEEPA refunds recognized.

Excluding the AMPTC incentives would have caused our gross profit as a percentage of revenue to transition from a gross profit to a gross loss.

Cost of revenues decreased by $16.1 million, or 2.2%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to:

•	a decrease in direct cost of revenues sold of $49.0 million, associated mainly with an increase in AMPTC and IEEPA refunds recognized; excluding such AMPTC incentives would have caused us to transition into a gross loss, for both periods presented; and

•	a decrease in support-related costs of $9.8 million resulting primarily from a decrease in sub-contracting and personnel related costs.

These were partially offset by an increase of $48.2 million in indirect costs of revenue primarily related to inventory write-down accruals.

Gross profit as a percentage of revenue was 27.6% in the nine months ended September 30, 2026, compared to 14.3% in the nine months ended September 30, 2025, primarily due to:

•	an improvement in the direct cost of revenue of approximately 9.3% associated primarily with IEEPA refunds recognized and customer mix compared to prior-year period; and

•	lower absolute fixed and other production-related costs, which were divided this period by higher revenue, resulting in higher gross margin of approximately 7.5%.

These were partially offset by an increase in inventory write-down accruals of approximately 4.0%.

Excluding the AMPTC incentives would have caused our gross profit as a percentage of revenue to transition from a gross profit to a gross loss.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 12

Operating Expenses:

Research and Development, net

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Research and development, net	$52,492	$54,146	$(1,654)	(3.1)%	$155,398	$169,529	$(14,131)	(8.3)%

Research and development, net costs decreased by $1.7 million, or 3.1%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to:

•	a decrease related to income recognized from a grant for research and development activities of $1.2 million in the three months ended September 30, 2026;

•	a decrease in material consumption of $1.1 million;

•	a decrease in depreciation and amortization expenses of $1.0 million; and

•	a decrease in expenses related to consulting and sub-contracting of $0.4 million.

These were partially offset by:

•	an increase in personnel-related costs of $2.1 million, mainly driven by the weakening of the U.S. dollar against the NIS.

Research and development, net costs decreased by $14.1 million or 8.3%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to:

•	a decrease in personnel-related costs of $8.0 million resulting primarily from a decrease in salary expenses associated with employee stock-based compensation, partially offset by the weakening of the U.S. dollar against the NIS;

•	a decrease related to income recognized from a grant for research and development activities of $3.7 million in the nine months ended September 30, 2026;

•	a decrease in depreciation and amortization expenses of $2.8 million; and

•	a decrease in expenses related to consulting and sub-contracting of $2.0 million.

These were partially offset by an increase in other directly related overhead costs of $3.0 million.

Sales and Marketing

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Sales and marketing	$26,448	$26,911	$(463)	(1.7)%	$81,162	$87,293	$(6,131)	(7.0)%

Sales and marketing expenses decreased by $0.5 million, or 1.7%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to:

•	a decrease in other marketing expenses of $1.2 million;

•	a decrease in depreciation and amortization expenses of $0.4 million; and

•	a decrease in consulting and sub-contracting of $0.2 million.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 13

These were partially offset by an increase in personnel-related costs of $1.5 million mainly driven by the weakening of the U.S. dollar against the NIS.

Sales and marketing expenses decreased by $6.1 million, or 7.0%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to:

•	a decrease of $3.4 million in other marketing expenses;

•	a decrease in depreciation and amortization expenses of $1.1 million;

•	a decrease of $0.5 million in other directly related overhead costs.

General and Administrative

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
General and administrative	$28,718	$26,574	$2,144	8.1%	$89,679	$76,546	$13,133	17.2%

General and administrative expenses increased by $2.1 million, or 8.1%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in personnel-related costs of $3.2 million resulting mainly from an increase in salary expenses associated with employee stock-based compensation, as well as the weakening of the U.S. dollar against the NIS;

This was partially offset by a decrease in the credit loss expenses of $1.0 million.

General and administrative expenses increased by $13.1 million, or 17.2%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to:

•	recognition of credit loss expenses of $12.6 million in the nine months ended September 30, 2026, compared to a net reversal of credit loss of $16.8 million in the nine months ended September 30, 2025, mainly related to collection of credit loss from previous period; and

•	an increase in personnel-related costs of $2.6 million resulting mainly from an increase in salary expenses associated with employee stock-based compensation, as well as the weakening of the U.S. dollar against the NIS;

This was partially offset by:

•	a decrease of $9.2 million in expenses related to potential legal claims compared to the prior-year period; and

•	a decrease of $8.1 million due to a penalty recognized in the prior-year period related to the postponement of the commencement of our campus lease agreement.

Other operating expense (income), net

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Other operating expense (income), net	$2,484	$(338)	$2,822	(834.9)%	$18,425	$41,811	$(23,386)	(55.9)%

Other operating expenses, net, was $2.5 million in the three months ended September 30, 2026, compared to other operating income, net, of $0.3 million in the three months ended September 30, 2025, primarily due to an increase of $3.1 million due to loss from sale of the light commercial vehicle e-Mobility activity.

Other operating expenses, net, decreased by $23.4 million, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to:

•	a decrease of $36.3 million as the prior-year period included an impairment related to an asset classified as held-for-sale; and

•	a decrease of $7.0 million due to loss from business disposition.

These were partially offset by an increase related to $9.6 million losses from sale and disposal of property, plant and equipment for the nine months ended September 30, 2026, compared to $10.1 million related to gains recognized from sale of property, plant, and equipment in the nine months ended September 30, 2025.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 14

Financial income (expense), net

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Financial income (expense), net	$(1,952)	$3,040	$(4,992)	(164.2)%	$(15,367)	$5,785	$(21,152)	(365.6)%

Financial expense, net, was $2.0 million in the three months ended September 30, 2026, compared to financial income, net, in the amount of $3.0 million in the three months ended September 30, 2025, primarily due to:

•	a decrease of $3.9 million in income attributable to the reversal of credit loss allowances on loan receivables recognized in prior-year period;

•	a decrease of $2.2 million in interest income;

•	an increase of $1.3 million in interest expense; and

•	financial expense, net of $0.2 million related to amortization of premiums and accretion of discount on available-for-sale marketable securities in the three months ended September 30, 2026, compared to financial income, net in the amount of $1.0 million in the three months ended September 30, 2025.

These were partially offset by an increase of $3.5 million in foreign currency gains, primarily attributable to fluctuations in the Euro and NIS relative to the U.S. dollar;

Financial expense, net was $15.4 million in the nine months ended September 30, 2026, compared to financial income, net in the amount of $5.8 million in the nine months ended September 30, 2025, primarily due to:

•	a decrease of $7.9 million in interest income, mainly related to our marketable securities investments;

•	a decrease of $5.0 million in income attributable to reversal of credit loss allowances to loan receivables recognized in prior-year period;

•	a decrease of $3.9 million in foreign currency gains, primarily attributable to fluctuations in the Euro and NIS relative to the U.S. dollar;

•	an increase of $3.7 million primarily due to interest expense; and

•	a decrease of $2.7 million in income related to amortization of premiums and accretion of discount on available-for-sale marketable securities.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 15

Other expense, net

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Other expense, net	$—	$(15,011)	$15,011	(100.0)%	$—	$(10,846)	$10,846	(100.0)%

Other expense, net decreased by $15.0 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily as the prior-year period included loss from impairment of private held company.

Other expense, net, decreased by $10.8 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily as the prior-year periods included a $15.0 million loss from impairment of a privately held company, which was partially offset by $4.0 million income from sale of an investment in a privately held company.

Income taxes

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Income taxes	$(4,526)	$(2,563)	$(1,963)	76.6%	$(8,141)	$(13,946)	$5,805	(41.6)%

Income taxes increased by $2.0 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase is primarily due to higher income recorded in subsidiaries in the three months ended September 30, 2026, as well as a receivable related to prior years that was determined to be unrecoverable and was written off following the conclusion of the Federal income tax audit for tax years 2021 through 2024, partially offset by a release of a provision for uncertain tax positions related to the completion of the audit.

Income taxes decreased by $5.8 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to certain tax expenses recognized during the nine months ended September 30, 2025, that did not recur in the corresponding period in 2026, including withholding taxes on certain intercompany interest payments and additional tax payable in connection with a settlement with the Israeli Tax Authority for tax years 2016 through 2018. The decrease was also attributable to the release of our provision for uncertain tax positions in the U.S. during the nine months ended September 30, 2026, following the conclusion of the Federal income tax audit for tax years 2021 through 2024.

Net loss from equity method investments

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Net loss from equity method investments	$—	$(376)	$376	(100.0)%	$—	$(951)	$951	(100.0)%

Net loss from equity method investments decreased in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, as the prior-year periods included an impairment of our equity investment.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 16

Net loss

	Three months ended September 30, 2026 to 2025				Nine months ended September 30, 2026 to 2025
	2026	2025	Change		2026	2025	Change
	(In thousands)
Net loss	$(8,385)	$(50,060)	$41,675	(83.3)%	$(96,504)	$(273,327)	$176,823	(64.7)%

As a result of the factors discussed above, net loss decreased by $41.7 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

As a result of the factors discussed above, net loss decreased by $176.8 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net cash provided by operating activities	$20,387	$25,608	$56,231	$51,632
Net cash provided by (used in) investing activities	7,181	235,594	(11,350)	371,781
Net cash used in financing activities	(10,858)	(342,927)	(77)	(349,537)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(813)	(3,785)	4,474	3,181
Change in cash classified within current held-for-sale assets	—	—	8,690	—
Increase (decrease) in cash, cash equivalents and restricted cash	$15,897	$(85,510)	$57,968	$77,057

As of September 30, 2026, our cash and cash equivalents were $555.1 million. This amount excludes $42.7 million of restricted cash. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. As of September 30, 2026, we have open commitments for capital expenditures in an amount of approximately $14.3 million. These commitments mainly reflect purchases of automated assembly lines and other machinery related to our manufacturing and operations. We also have purchase obligations in the amount of $293.2 million, related to raw materials and commitments for the future manufacturing of our products.

As of September 30, 2026, we had a non-cancelable lease commitment for the initial term of a lease of approximately $264.5 million for new offices in Israel, which has not yet commenced. The lease is expected to commence by the end of 2026. The initial term of the lease agreement is 15 years commencing on the transfer of possession, with an option to extend the lease for additional periods of up to 10 years, subject to the conditions of the lease agreement. In November 2025, we amended our lease agreement to reduce the leased area. In connection with the amendment, we agreed to make a lease modification payment of $28.8 million, which is accounted for as prepaid lease consideration under Accounting Standards Codification 842, “Leases”. The full amount had been paid as of September 30, 2026.

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

We believe that cash provided by operating activities, as well as our cash and cash equivalents, and our RCF (defined below) with the Bank (defined below) will be sufficient to meet our anticipated cash needs for at least the next 12 months as well as in the longer term, including the self-funding of our capital expenditure, operational commitments and the redemption of our debts.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 17

Operating Activities

Operating cash flows consist primarily of net loss, adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $56.2 million in the nine months ended September 30, 2026, compared to $51.6 million in the nine months ended September 30, 2025, primarily driven by a lower net loss, adjusted for certain non-cash items, partially offset by higher working capital needs.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment in, sales and maturities of available-for-sale marketable securities, investment and withdrawal of bank deposits and restricted bank deposits, cash used for acquisitions, proceeds from sale of business and equity investments, and disbursements and receipts from collections of loans made by us. Cash used in investing activities was $11.4 million in the nine months ended September 30, 2026, as compared to cash provided by investing activities of $371.8 million in the nine months ended September 30, 2025, primarily driven by a decrease of $721.1 million in proceeds provided by maturities and sales of available-for-sale marketable securities, a decrease of $50.7 million in proceeds from loan receivables, a decrease of $37.4 million in proceeds from sale of property, plant and equipment and an increase of $26.2 million in payments made before lease commencement; these were partially offset by a decrease of $454.6 million in purchases of available-for-sale marketable securities.

Financing Activities

Financing cash flows consist primarily of issuance, repayment and partial repurchase of convertible senior notes, proceeds from and repayment of our RCF, and our employee equity incentive plans. Cash used in financing activities was $0.1 million in the nine months ended September 30, 2026, compared to $349.5 million in the nine months ended September 30, 2025, primarily due to a decrease of $342.3 million in cash used due to the repayment of our Notes 2025, a decrease of $5.1 million in cash used for the repurchase of our Notes 2025, and an increase of $3.6 million related to issuance of common stock upon exercise of stock-based awards; these were partially offset by an increase of $3.1 million related to tax withholding in connection with stock-based awards, net.

Accounts Receivable Factoring Arrangement

Our Israeli subsidiary, SolarEdge Technologies, Ltd. (the “Israeli Subsidiary”), entered into an agreement with a third-party financial institution (the “Bank”), to sell certain trade accounts receivable. During the nine months ended September 30, 2026, we sold trade receivables totaling $11.7 million and incurred related interest and fees of $0.1 million, which were recorded in financial income (expense), net. For additional information, see Note 1g of our condensed consolidated financial statements.

Revolving Credit Facility

On August 27, 2026, our Israeli Subsidiary entered into a $50.0 million revolving credit facility (the “RCF”) with the Bank, to fund our working capital needs. The RCF is secured by the Israeli Subsidiary, us, and SolarEdge Technologies, Holdings Inc., our wholly owned subsidiary and the Israeli Subsidiary direct parent (“SolarEdge Holdings”), and is guaranteed on an unlimited basis by us and SolarEdge Holdings. As of September 30, 2026, we had $50.0 million available under the RCF and were in compliance with the applicable financial covenants. For additional information, see Note 11, “Revolving Credit Facility”, of our condensed consolidated financial statements.

Convertible Senior Notes

On June 28, 2024, we sold an aggregate principal amount of $300 million of 2.25% convertible senior notes due in 2029 (the “Notes 2029”) in a transaction exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act (the “Notes 2029 Offering”). The net proceeds from the Notes 2029 Offering were approximately $293.2 million after deducting fees and estimated expenses. Separately, we have entered into capped call transactions. We used approximately $25.2 million of the net proceeds from the Notes 2029 Offering to pay for the cost of the capped call transactions and approximately $267.9 million of the net proceeds from the Notes 2029 Offering to repurchase $285.0 million of our outstanding 0.00% convertible notes due 2025 (the “Notes 2025”). We intend to use the remainder of the net proceeds from the Notes 2029 Offering for general corporate purposes.

On July 8, 2024, we sold an aggregate principal amount of $37 million of the Notes 2029. The Notes 2029 were sold pursuant to the exercise of options granted by us to several initial purchasers of the Notes 2029 represented by Goldman Sachs & Co. LLC to purchase additional Notes 2029. For additional information, please see Note 12, “Convertible Senior Notes”, of our condensed consolidated financial statements.

In March 2025 we repurchased $5.2 million principal amount of our Notes 2025. We recorded a net gain of $146 thousand under other income, net from this repurchase. We settled all of our outstanding Notes 2025 on September 15, 2025. As part of the settlement, we paid $342.3 million in cash towards principal amount of the Notes 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amounts of the Notes 2025.

Critical Accounting Policies and Significant Management Estimates

Management believes that there have been no significant changes during the nine months ended September 30, 2026, to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, except as mentioned in Note 1, “General,” of our condensed consolidated financial statements (if any).

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 18

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

Foreign Currency Exchange Risk

Approximately 48.5% and 34.9% of our revenues for the nine months ended September 30, 2026 and 2025, respectively, were earned in non-U.S. dollar denominated currencies other than the U.S. dollar, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar, NIS, and Euro. Our NIS denominated expenses consist primarily of personnel and overhead costs. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates between the Euro and the U.S. dollar would increase or decrease our net loss by $18.6 million for the nine months ended September 30, 2026. A hypothetical 10% change in foreign currency exchange rates between NIS and the U.S. dollar would increase or decrease our net loss by $36.1 million for the nine months ended September 30, 2026.

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

Concentrations of Major Customers

Our trade accounts receivables potentially expose us to a concentration of credit risk with our major customers. As of September 30, 2026, two major customers accounted for approximately 27.2% of our consolidated trade receivables, net balance. As of December 31, 2025, three major customers accounted for approximately 45.5% of our consolidated trade receivables, net balance. For the three months ended September 30, 2026, three major customers accounted for approximately 32.3% of our total revenues. For the three months ended September 30, 2025, one major customer accounted for approximately 23.1% of our total revenues. For the nine months ended September 30, 2026, two major customer accounted for approximately 24.0% of our total revenues. For the nine months ended September 30, 2025, two major customers accounted for approximately 32.4% of our total revenues.

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

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 19

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded, as of September 30, 2026, that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new ERP system during the fiscal quarter ended June 30, 2025. We are performing our post-implementation activities. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Except for the implementation of the new ERP system as described in this paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 20

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints (including as a result of initiating such legal claims, action or complaints on behalf of the Company), including the matters described in Note 15, “Commitments and Contingent Liabilities”, of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Item 3 – “Legal Proceedings” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025. It is impossible to predict with certainty whether any resulting liability from any such legal claims, actions or complaints would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth below and the risk factors as described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2025 (the “2025 Form 10-K/A”), Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Q1 2026 Form 10-Q”), and Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (together with the Q1 2026 Form 10-Q, the “Prior 2026 Forms 10-Q”). Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K/A and Prior 2026 Forms 10-Q.

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

In particular, following the U.S. Supreme Court’s ruling, the U.S. Administration imposed a temporary 10% import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”) on substantially all imports, subject to certain exceptions. The surcharge took effect on February 24, 2026 and expired in July 2026 upon reaching the statutory 150-day limit. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid and granted relief to certain plaintiffs. The U.S. Government appealed the decision, and the U.S. Court of Appeals for the Federal Circuit subsequently stayed the judgment pending resolution of the appeal. If the Section 122 proclamation is ultimately held invalid and we become entitled to refunds, we may be eligible to recover some or all of the Section 122 duties previously paid. However, our eligibility for, and the timing and amount of, any such refunds remain uncertain and may depend on further judicial and administrative proceedings.

Most recently, upon the expiration of Section 122 tariffs on July 24, 2026, the U.S. Administration imposed additional tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on imports from 60 economies in connection with the Office of the United States Trade Representative (“USTR”) investigations relating to the failure of those economies to impose and effectively enforce prohibitions on imports produced with forced labor. The measures generally impose additional duties of 10% or 12.5%, subject to country-specific treatment and specified product exclusions and exemptions. These tariffs are in addition to certain existing duties and may apply alongside other trade measures, including Section 301 tariffs applicable to imports from China, tariffs under Section 232 of the Trade Expansion Act of 1962, antidumping and countervailing duties, and any future tariffs or trade restrictions that may be adopted. As with the Section 122 surcharge discussed above, these Section 301 tariffs may also be subject to legal challenge, and we cannot predict the outcome of any such challenge or its effect on our tariff exposure.

In addition, on July 28, 2026, the Federal Communications Commission (the “FCC”) updated its “Covered List,” maintained under the Secure and Trusted Communications Networks Act, to include certain power inverters produced in foreign countries, which generally prevents covered new inverter models from receiving the FCC equipment authorizations required for their importation and sale in the United States. On August 20, 2026, the FCC modified the Covered List entry for power inverters following an updated national security determination, including to exclude from the applicable restrictions certain foreign-produced power inverters that are eligible for the advanced manufacturing production credit under Section 45X of the Internal Revenue Code, as well as power inverters that qualify as domestic end products under the applicable Buy American Act standard. The FCC also revised the scope of power inverters covered by the restriction. The FCC's restrictions generally do not affect inverter models that received the applicable FCC authorization prior to July 28, 2026, although certain modifications or updates to previously authorized models may require further FCC review under the requirements then in effect. Based on the current requirements, we believe that our inverter products continue to be eligible for sale and installation in the United States. However, further changes to the Covered List or its interpretation, as well as the application of the applicable requirements to modifications or updates to previously authorized models, could affect our ability to obtain required FCC authorizations for future products. We continuously evaluate the impact of this and other trade restrictions on our business. Inability to comply with such trade restrictions would have a material adverse effect on our business, financial condition, results of operations and cash flows.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 21

We have relocated our contract manufacturing to the United States, where we now manufacture the substantial majority of our products. We continue to manufacture a minor portion of our products in Israel, at our Sella 1 facility and also continue to maintain manufacturing capabilities in Vietnam. However, certain components and subcomponents necessary for our products continue to be sourced from suppliers outside the United States, and imports of such items may be subject to existing or future tariffs or other trade restrictions. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. In addition, retaliatory measures may be imposed by foreign governments on products exported from the United States to markets in which we sell our products.

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

In the second quarter of 2025, Israel and the Islamic Republic of Iran engaged in a 12-day war, which subsequently stabilized due to a brokered ceasefire. More recently, during the first half of 2026, Israel was again engaged in direct military conflicts with Iran and in significant hostilities with Hezbollah in Lebanon. Although hostilities have since moderated, it is unknown whether any ceasefires or periods of relative calm will endure, or whether conflicts involving Gaza, Lebanon, Iran, Yemen, or other parts of the region may reemerge or escalate in the future.

Because our headquarters and a substantial portion of our workforce are based in Israel, these conflicts have impacted, and may continue to impact, the availability of our workforce. Some of our employees, executive officers, and directors residing in Israel are obligated to perform reserve duty in the Israeli military and are subject to being called to active duty under emergency circumstances. In the year ended December 31, 2025, approximately 279 employees, or 13% of our workforce in Israel, and in the third quarter of 2026, approximately 120 employees, or 5%, were called to active reserve duty for varying periods, which adversely affected workforce availability. Additional employees may be called to reserve duty in the future.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 22

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

The majority of our key employees and officers are residents of Israel. If any of our offices or facilities in Israel were damaged, destroyed, or rendered inoperable as a result of war, hostile actions, terrorist attacks, earthquakes, fire, floods, storms, power outages, employee malfeasance, or other natural or man-made events, our ability to conduct research and development, manufacture products, and operate our business could be materially adversely affected. Any resulting delay in the achievement of our development or commercialization objectives could harm our business, prospects, financial results, and reputation.

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

Additionally, in 2023, the Israeli government announced plans to significantly reduce the Israeli Supreme Court’s judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges. Although the Israeli Supreme Court partially struck down these plans, the government vowed to make other changes to law that limit the powers of the Supreme Court. Following the elections held in Israel on October 27, 2026, it is unclear whether these efforts will be resumed. If such plans are eventually enacted, they may cause operational challenges for us since we are headquartered in Israel and many of our employees are located in Israel.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures

Not applicable.

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 23

ITEM 5. Other Information

Indemnification Agreements

On November 1, 2026, our Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into between us and our directors and certain of our officers. Each of our directors and executive officers is expected to enter into an Indemnification Agreement during the fourth quarter of 2026. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liability that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporation by Reference
10.1	Form of Indemnification Agreement	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with this report.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) part II, Item 5(c)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL	Included in Exhibit 101

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

/s/ Shuki Nir
Shuki Nir
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026

/s/ Maoz Sigron
Maoz Sigron
Chief Financial Officer
(Principal Financial Officer)

SOLAREDGE TECHNOLOGIES, INC. | 2026 Form 10-Q | 25